Form 10-Q
period 1996-03-31
ZORAN CORP \DE\
filed 1996-05-15
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                         ------------------------------


                                    FORM 10-Q


  (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________


                        Commission File Number:  0-27246


                                ZORAN CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                              94-2794449
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


          2041 MISSION COLLEGE BOULEVARD, SANTA CLARA, CALIFORNIA 95054
         (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (408) 986-1314


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X               No
                             -----                -----

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 26, 1996 was 6,855,921.

                                ZORAN CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995                            3

         Consolidated Income Statements
            Three Months Ended March 31, 1996 and 1995                      4

         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995                      5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7



                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  15

                                ZORAN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                     March 31, December 31,
                                                       1996         1995
                                                     --------- ------------
ASSETS

Current assets:
   Cash and cash equivalents                         $  7,894     $ 20,521
   Short-term investments                              15,490            -
   Accounts receivable, net                             5,508        4,479
   Inventory                                            2,186        2,255
   Prepaid expenses and other current assets              527          439
                                                     --------     --------
      Total current assets                             31,605       27,694

Property and equipment, net                             1,824        1,391
                                                     --------     --------
      Total assets                                   $ 33,429     $ 29,085
                                                     --------     --------
                                                     --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $  3,448     $  3,414
   Accrued expenses and other liabilities               4,588        4,444
   Current portion of long-term debt                      372          372
                                                     --------     --------
      Total current liabilities                         8,408        8,230
                                                     --------     --------
Long-term debt                                            508          601
                                                     --------     --------
Stockholders' equity:
   Common Stock, $0.001 par value;
      20,000,000 shares authorized;
      6,855,021 and 6,538,530 shares
      issued and outstanding                                7            7
   Additional paid-in capital                          76,168       72,567
   Accumulated deficit                                (51,662)     (52,320)
                                                     --------     --------
      Total stockholders' equity                       24,513       20,254
                                                     --------     --------
      Total liabilities and stockholders' equity     $ 33,429     $ 29,085
                                                     --------     --------
                                                     --------     --------


The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)



                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1996      1995
                                             ------    ------
Revenues:
   Product sales                             $6,381    $3,415
   Development and licensing                    224       560
                                             ------    ------
      Total revenues                          6,605     3,975
                                             ------    ------
Costs and expenses:
   Cost of product sales                      3,425     1,755
   Research and development                     986     1,031
   Selling, general and administrative        1,687     1,090
                                             ------    ------
      Total costs and expenses                6,098     3,876
                                             ------    ------

Operating income                                507        99
Interest expense                                (30)     (109)
Interest and other income, net                  263        17
                                             ------    ------
Income before income taxes                      740         7
Provision for income taxes                       82         1
                                             ------    ------
Net income                                   $  658    $    6
                                             ------    ------
                                             ------    ------
Net income per share                         $ 0.08    $ 0.00
                                             ------    ------
                                             ------    ------
Weighted average common shares
   and equivalents                            8,322     6,415
                                             ------    ------
                                             ------    ------



The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN CORPORATION
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1996        1995
                                                     --------     -------
Cash flows from operating activities:
   Net income                                        $    658     $     6
   Adjustments:
      Depreciation and amortization                       196         204
      Deferred revenue                                      -         154
      Changes in assets and liabilities:
         Accounts receivable                           (1,029)     (1,984)
         Inventory                                         69          31
         Prepaid expenses and other current assets        (88)        (74)
         Accounts payable                                  34         762
         Accrued expenses and other liabilities           144         212
                                                     --------     -------
            Net cash used in operating activities         (16)       (689)
                                                     --------     -------
Cash flows from investing activities:
   Purchase of short-term investments                 (15,490)          -
   Expenditures for property and equipment               (619)        (32)
                                                     --------     -------
            Net cash used in investing activities     (16,109)        (32)
                                                     --------     -------
Cash flows from financing activities
   Proceeds of debt                                         -         186
   Repayment of debt                                      (93)       (111)
   Proceeds from issuance of Common Stock, net          3,591           1
            Net cash provided by financing activities   3,498          76
                                                     --------     -------
Net decrease in cash and cash equivalents             (12,627)       (645)

Cash and cash equivalents at beginning of period       20,521       1,054
                                                     --------     -------
Cash and cash equivalents at end of period           $  7,894     $   409
                                                     --------     -------
                                                     --------     -------


The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results for the interim period presented are not necessarily indicative of the results to be expected for the full year.


2.  BALANCE SHEET COMPONENTS

                      March 31,   December 31,
                        1996          1995
                      ---------   ------------
                        (in thousands)
Inventories:
   Work-in-process     $1,197    $  942
   Finished goods         989     1,313
                       ------    ------
                       $2,186    $2,255
                       ------    ------
                       ------    ------


3.   STOCKHOLDERS' EQUITY

     Stockholders' equity as of March 31, 1996 reflects the exercise of the underwriters' over-allotment option in January 1996, which was related to the December 1995 initial public stock offering. This exercise resulted in the sale of 307,500 additional shares of Common Stock for net proceeds of approximately $3.5 million.

4.   INCOME TAXES

     The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses, State of Israel tax benefits on foreign earnings, foreign withholding taxes and an alternative minimum tax liability.

5.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon exercise of stock options and warrants (using the treasury stock method). Pursuant to the requirements of the Securities and Exchange Commission, Common Stock, Preferred Stock and common equivalent shares issued during the twelve months prior to the initial public offering are included in the computation for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS" AND DISCUSSED MORE FULLY IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.

OVERVIEW

     From the Company's inception in 1981 through 1991, the Company derived the substantial majority of its revenue from digital filter processors ("DFPs") and vector signal processors ("VSPs") used principally in military, industrial and medical applications. In 1989, the Company repositioned its business to develop and market integrated circuits designed to compress video and audio data for commercial and consumer applications in evolving multimedia markets. At that time, the Company discontinued development of DFP and VSP products, and in mid-1994, the Company advised its customers that it was discontinuing production of these products. "End-of-life sales of DFP and VSP products contributed substantially to revenues and operating income during the first quarter of 1995, while sales of these products declined during the balance of 1995. DFP and VSP products are not expected to contribute significant revenues in future periods. The Company's current lines of multimedia compression products include JPEG products used in video editing and filmless digital cameras, MPEG products used in video playback and Dolby AC-3 audio products used in movie and home theater systems and DVD players which the Company believes will be introduced later this year.

     Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. To date, the Company has not experienced a recognizable pattern of declines in the ASPs of its multimedia products. Although ASPs have fluctuated substantially during prior periods, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume "test" sales to high-volume production sales rather than by factors related to product life cycles. The Company believes that, as its multimedia product lines mature and competitive markets evolve, it is likely to experience declines in the ASPs of its multimedia products, although the timing and amount of such future changes cannot be predicted with any certainty.

     The Company sells its products, either directly or through distributors or independent sales representatives, to OEMs worldwide. Sales in Japan are primarily made through Fujifilm Microdevices Co., Ltd. ("Fujifilm"). Sales prices to distributors are generally lower than selling prices for direct sales, as distributors are responsible for certain sales and marketing expenses, customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales.

     Zoran has historically generated a significant percentage of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. Payments received by the Company under these development contracts are recorded as development revenue. The Company classifies all development costs, including costs related to these development contracts, as research and development expenses. The Company retains ownership of the intellectual property developed under these development contracts.

     The Company is a party to certain research and development agreements with the Office of the Chief Scientist in Israel's Ministry and Trade Department (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF"), which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 2 1/2% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total revenues received.
 Reported research and development expenses are net of these grants, which fluctuate from period to period.

     The Company conducts research and development and certain sales and marketing and administrative operations in Israel through its wholly-owned Israeli subsidiary. As a result, certain expenses are incurred in Israeli shekels. Until May 1995, substantially all of the Company's product sales were made from the Company's U.S. facility. In May 1995, the Company restructured its manufacturing and sales organizations and began selling a portion of its products directly from its facility in Israel. To date, substantially all of the Company's product sales have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company expects that most of its sales and costs of sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce is exposure to such fluctuations. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.


RESULTS OF OPERATIONS

REVENUES

     Total revenues for the quarter ended March 31, 1996 were $6.6 million, an increase of 66% compared to the same quarter in 1995. This growth was due to an 87% increase in product sales which were $6.4 million for the current quarter. The product sales growth resulted from increased unit sales of the Company's JPEG video and Dolby AC-3 digital audio compression products. Multimedia product sales (video and audio digital compression) increased by 203% to $6.3 million for the quarter ended March 31, 1996, from $2.1 million for the comparable quarter last year while sales of discontinued DFP and VSP military and industrial products were insignificant in the current quarter compared to sales of $1.3 million for these products during the first quarter of 1995.

     Development and licensing revenue decreased during the current quarter compared to the same quarter last year due to the completion of several projects. While Zoran intends to continue to enter into development contracts with certain strategic partners, it expects development revenue to remain relatively constant, or decrease, and to decrease as a percentage of total revenues.

PRODUCT GROSS PROFIT

     Product gross margin was 46% during the current quarter compared to 49% for the first quarter of 1995. Product gross margin during the first quarter of last year was positively impacted by substantial of sales of high-margin, "end-of-life" DFP and VSP products. Product gross margin on the Company's multimedia products was approximately 46% for the current quarter compared to approximately 36% for the first quarter of 1995. This improvement was primarily due to the absorption of operations overhead over substantially increased product sales and a decrease in overhead as the Company more effectively used its subcontractors. The Company expects ASPs to decline in future quarters, and there can be no assurance that costs will decrease at the same rate or at all.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses of $1.0 million for the quarter ended March 31, 1996 were approximately the same as for the comparable quarter of 1995. As a result of higher revenues, R&D expenses as a percentage of total revenues decreased to 15% for the current quarter from 26% for the same quarter last year. The Company continues to believe that significant investments in R&D are required for it to remain competitive, and anticipates that such expenses in terms of absolute dollars will increase in future periods, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased to $1.7 million for the current quarter from $1.1 million for the first quarter of 1995, but decreased as a percentage of total revenues to 26% for the current quarter compared to 27% for the comparable quarter last year. The increase in absolute dollars for the current quarter was due primarily to increased commissions and royalties related to higher product sales and increased administrative expenses associated Zoran's status as a publicly-traded company. The Company expects that SG&A expenses will continue to increase in order to support the growth of the Company.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Net interest and other income and expense resulted in net other income of $233,000 for the quarter ended March 31, 1996 compared to a net other expense of $92,000 for the first quarter of 1995. Interest expense decreased due to the use of proceeds from the December 1995 initial public stock offering ("IPO") to repay short-term debt. Interest income increased due to the investment of IPO proceeds, including proceeds from the January 1996 exercise of the underwriters' over-allotment option.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $82,000 for the current quarter from $1,000 for the comparable quarter last year. The Company's estimated effective tax rate of 11% for the current year resulted from alternative minimum tax on its domestic earnings and foreign withholding taxes on intercompany royalties.

LIQUIDITY AND CAPITAL RESOURCES

     Net proceeds from the Company's December 1995 IPO and the exercise of certain warrants in connection with the IPO totaled $17.5 million. The Company also received net proceeds of $3.5 million in January 1996 upon the exercise of the underwriters' over-allotment option. At March 31, 1996, the Company had $23.4 million of cash, cash equivalents and short-term investments.

     The Company's operating activities used cash of $16,000 in the quarter ended March 31, 1996. Cash used in operating activities reflected changes to working capital, partially offset by net income and depreciation and amortization. The major change to working capital during the current quarter was an increase in accounts receivable of $1.0 million due to delayed payments from a significant customer. The Company expects to receive payment in full from this customer during the next four months, but there can be no assurance that expected amounts will be received. During the current quarter, the Company's capital expenditures were $619,000 and its repayment of long-term debt was $93,000.

     The Company believes that its current balances of cash, cash equivalents and short-term investments and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through 1996.

FUTURE PERFORMANCE AND RISK FACTORS

     THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

     PRODUCT CONCENTRATION; EVOLVING MARKETS. To date, only a limited number of commercial and consumer products that incorporate the Company's integrated circuits are in volume production. Current applications for the Company's products include professional and consumer video editing systems, PC-based video CD systems, stand-alone video CD systems, digital audio systems and filmless digital cameras. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications. The Company expects that video editing applications will continue to account for a significant portion of its revenues for the near future, although sales of audio products are expected to account for an increased percentage of product sales in 1996. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

     The emergence of markets for the Company's integrated circuits will be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform with certain current industry standards. There can be no assurance that manufacturers will continue to follow these standards or that competing standards will not emerge which will be preferred by manufacturers. The emergence of markets for the Company's products is also dependent in part upon third-party content providers developing and marketing content for end user systems, such as video and audio playback systems, in a format compatible with the Company's products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

     RELIANCE ON INDEPENDENT FOUNDRIES AND CONTRACTORS. The Company does not operate any manufacturing facilities, and there currently exists a shortage of foundry capacity for certain process technologies in the semiconductor industry. The Company currently relies on independent foundries to manufacture substantially all of its products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design. The Company does not have a long-term supply contract with two of its principal suppliers and, therefore, neither of these suppliers is obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

     The Company's reliance on independent foundries involves a number of risks, including the inability to obtain adequate capacity, the unavailability of or interruption in access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of the Company's intellectual property. The loss of any of the Company's foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand supply or the Company's inability to obtain timely and adequate deliveries from its current or future suppliers could reduce or delay shipments of the Company's products. Any of these developments could damage relationships with the Company's current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

     All of the Company's semiconductor products are currently being assembled by one of two independent contractors and tested by those contractors or other independent contractors. The Company's reliance on independent assembly and testing houses limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of the Company's products. These constraints or delays could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

     NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company expects to increase its expenses relating to product development, and its future success will depend to a substantial degree upon its ability to develop and introduce, on a timely and cost-effective basis, new and enhanced products that meet changing customer requirements and industry standards. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, operating results and financial condition.

     COMPETITION; PRICING PRESSURES. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining ASPs and rapid product obsolescence.

     CUSTOMER CONCENTRATION; CHANGE IN CUSTOMER MIX. The Company's largest customers have accounted for a substantial percentage of its revenues, and sales to these large customers have varied materially from year to year. There can be no assurance that the Company will be able to retain its key customers or that such customers will not cancel purchase orders to reschedule or decrease their level of purchases. In addition, sales to these key customers may fluctuate significantly from quarter to quarter. Any development that would result in a substantial decrease or delay in sales to one or more key customers, including actions by competitors or technological changes, could have a material adverse effect on the Company's business, operating results or financial condition. In addition, any development that would affect the collectibility of account balances from one or more key customers could have a material adverse effect on the Company's business, operating results or financial condition.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of development revenue, changes in the mix of products sold and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customer's products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. To date, the Company's operating results have not been materially affected by seasonal factors. However, as markets for consumer products incorporating the Company's integrated circuits mature, the Company expects that sales will tend to be stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

     MANAGEMENT OF GROWTH. The Company has recently experienced rapid growth and expansion which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and has resulted, and will continue to result, in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls. Many of the Company's key operations, including research and development and a significant portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its administrative personnel, including its President and Chief Executive Officer, are based in the United States. The geographic separation of these operations is likely to place additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its senior management, particularly Levy Gerzberg, a co-founder of the Company and its President and Chief Executive Officer. The loss of Dr. Gerzberg or other key management personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company will be able to retain the services of Dr. Gerzberg or any of its other key employees. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel, both in the United States and in Israel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

     RELIANCE ON INTERNATIONAL SALES AND OPERATIONS; RELIANCE ON OPERATIONS IN ISRAEL. The Company anticipates that international sales will continue to represent a significant portion of total revenues. In addition, substantially all of the Company's products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates, imposition of tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations.

     The Company's principal research and development facilities and a substantial portion of its sales operations are located in the State of Israel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli shekels, thereby subjecting the Company to the risk of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. There can be no assurance that such factors will not have a material adverse effect of the Company's business, operating results or financial condition.

     VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has fluctuated significantly since the IPO and is subject to material fluctuations in the future in response to announcements concerning the Company or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in analysts' earnings estimates, general conditions in the semiconductor industry, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock.

                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         11.1  Statement re:  Computation of Net Income Per Share

         27    Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ZORAN CORPORATION



Date:  May 13, 1996                    /S/  LEVY GERZBERG
                                       ------------------------------------
                                       Levy Gerzberg
                                       President
                                       Chief Executive Officer




Date:  May 13, 1996                    /S/  AMI KRAFT
                                       ------------------------------------
                                       Ami Kraft
                                       Vice President, Finance
                                       Chief Financial Officer