Form 10-Q
period 1996-06-30
ZORAN CORP \DE\
filed 1996-08-08
CIK 1003022

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               ------------------------


                                      FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                          or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from        to
                                   ------    ------


                           Commission File Number:  0-27246


                                  ZORAN CORPORATION
                (Exact name of registrant as specified in its charter)


    DELAWARE                                               94-2794449
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


            2041 MISSION COLLEGE BOULEVARD, SANTA CLARA, CALIFORNIA 95054
            (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code:     (408) 986-1314


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes X                      No
                       ---                       ---


The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 31, 1996 was 7,000,804.

                                  ZORAN CORPORATION

                                        INDEX

                                                                     PAGE NO.

                          PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995                       3

         Consolidated Income Statements
              Three and Six Months Ended June 30, 1996 and 1995         4

         Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1996 and 1995                   5

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7



                            PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           14

Item 6.  Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                             15

                                  ZORAN CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)


                                                  JUNE 30,        DECEMBER 31,
                                                    1996              1995
                                                 ------------      ------------

ASSETS

Current assets:
  Cash and cash equivalents                     $     2,859       $    20,521
  Short-term investments                             16,577              -
  Accounts receivable, net                           10,555             4,479
  Inventory                                           1,887             2,255
  Prepaid expenses and other current assets             839               439
                                                 ------------      ------------
     Total current assets                            32,717            27,694

Property and equipment, net                           2,011             1,391
                                                 ------------      ------------

     Total assets                               $    34,728       $    29,085
                                                 ------------      ------------
                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $     3,314       $     3,414
  Accrued expenses and other liabilities              5,030             4,444
  Current portion of long-term debt                     372               372
                                                 ------------      ------------
     Total current liabilities                        8,716             8,230
                                                 ------------      ------------

Long-term debt                                          436               601
                                                 ------------      ------------

Stockholders' equity:
  Common Stock, $0.001 par value;
     20,000,000 shares authorized;
     6,940,494 and 6,538,530 shares
     issued and outstanding                               7                 7
  Additional paid-in capital                         76,327            72,567
  Accumulated deficit                               (50,758)          (52,320)
                                                 ------------      ------------
     Total stockholders' equity                      25,576            20,254
                                                 ------------      ------------

     Total liabilities and stockholders'
        equity                                  $    34,728       $    29,085
                                                 ------------      ------------
                                                 ------------      ------------


          The accompanying notes are an integral part of these consolidated financial statements.

                                  ZORAN CORPORATION
                            CONSOLIDATED INCOME STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          1996             1995          1996             1995
                                                        -------------------------      ------------------------

Revenues:
  Product sales                                        $   8,721       $  3,662       $ 15,102       $  7,077
  Development and licensing                                  581            350            805            910
                                                        -------------------------      ------------------------
     Total revenues                                        9,302          4,012         15,907          7,987
                                                        -------------------------      ------------------------

Costs and expenses:
  Cost of product sales                                    5,290          1,903          8,715          3,658
  Research and development                                 1,127            870          2,113          1,901
  Selling, general and administrative                      2,156          1,126          3,843          2,216
                                                        -------------------------      ------------------------
     Total costs and expenses                              8,573          3,899         14,671          7,775
                                                        -------------------------      ------------------------

Operating income                                             729            113          1,236            212
Interest expense                                             (43)           (88)           (73)          (197)
Interest and other income, net                               329             10            592             27
                                                        -------------------------      ------------------------

Income before income taxes                                 1,015             35          1,755             42
Provision for income taxes                                   111              5            193              6
                                                        -------------------------      ------------------------

Net income                                             $     904       $     30       $  1,562       $     36
                                                        -------------------------      ------------------------
                                                        -------------------------      ------------------------

Net income per share                                   $    0.11       $   0.01       $   0.19       $   0.01
                                                        -------------------------      ------------------------
                                                        -------------------------      ------------------------

Weighted average common shares
  and equivalents                                          8,280          6,400          8,301          6,407
                                                        -------------------------      ------------------------
                                                        -------------------------      ------------------------



          The accompanying notes are an integral part of these consolidated financial statements.

                                   ZORAN CORPORATION
                        CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                        1996           1995
                                                     ----------      ----------
Cash flows from operating activities:
  Net income                                        $   1,562         $    36
  Adjustments:
     Depreciation and amortization                        417             376
     Changes in assets and liabilities:
       Accounts receivable                             (6,076)           (275)
       Inventory                                          368             (13)
       Prepaid expenses and other current assets         (400)            (56)
       Accounts payable                                  (100)           (715)
       Accrued expenses and other liabilities             586             436
                                                     ----------      ----------
         Net cash used in operating activities         (3,643)           (211)
                                                     ----------      ----------

Cash flows from investing activities:
  Purchases of short-term investments, net            (16,577)            -
  Expenditures for property and equipment              (1,017)           (101)
                                                     ----------      ----------
         Net cash used in investing activities        (17,594)           (101)
                                                     ----------      ----------

Cash flows from financing activities:
  Proceeds (repayment) of debt, net                      (165)            383
  Proceeds from issuance of Common Stock, net           3,740               2
                                                     ----------      ----------
         Net cash provided by financing activities      3,575             385
                                                     ----------      ----------

Net increase (decrease) in cash and cash
  equivalents                                         (17,662)             73

Cash and cash equivalents at beginning of period       20,521           1,054
                                                     ----------      ----------

Cash and cash equivalents at end of period          $   2,859        $  1,127
                                                     ----------      ----------
                                                     ----------      ----------

          The accompanying notes are an integral part of these consolidated financial statements.

                                  ZORAN CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


2.   BALANCE SHEET COMPONENTS
                                       June 30,       December 31,
                                          1996              1995
                                       ----------      -----------
                                             (in thousands)
Inventories:
    Work-in-process                    $  1,153        $      942
    Finished goods                          734             1,313
                                        ----------      ----------
                                       $  1,887        $    2,255
                                        ----------      ----------

3.   STOCKHOLDERS' EQUITY

    Stockholders' equity as of June 30, 1996 reflects the exercise of the underwriters' over-allotment option in January 1996, which was related to the December 1995 initial public stock offering. This exercise resulted in the sale of 307,500 additional shares of Common Stock for net proceeds of approximately $3.5 million.


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


OVERVIEW

    From the Company's inception in 1981 through 1991, the Company derived the substantial majority of its revenue from digital filter processors ("DFPs") and vector signal processors ("VSPs") used principally in military, industrial and medical applications. In 1989, the Company repositioned its business to develop and market integrated circuits designed to compress video and audio data for commercial and consumer applications in evolving multimedia markets. At that time, the Company discontinued development of DFP and VSP products, and in mid-1994, the Company advised its customers that it was discontinuing production of these products. "End-of-life" sales of DFP and VSP products contributed substantially to revenues and operating income during the first quarter of 1995, while sales of these products declined during the balance of 1995 and have not been significant in 1996. DFP and VSP products are not expected to contribute significant revenues in future periods. The Company's current lines of multimedia compression products include JPEG products used in video editing and filmless digital cameras, MPEG products used in video playback and Dolby AC-3 audio products used in movie and home theater systems and DVD players which the Company believes will be introduced by manufacturers later this year.


    Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. To date, the Company has not experienced a recognizable pattern of declines in the ASPs of its multimedia products. Although ASPs have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume "test" sales to high-volume production sales rather than by factors related to product life cycles. The Company believes that, as its multimedia product lines mature and competitive markets evolve, it is likely to experience declines in the ASPs of its multimedia products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASP's, or at all.

    The Company sells its products, either directly or through distributors or independent sales representatives, to OEMs worldwide. Sales prices to distributors are generally lower than selling prices for direct sales, as distributors are responsible for certain sales and marketing expenses, customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Sales in Japan are primarily made through Fujifilm Microdevices Co., Ltd. ("Fujifilm"), the Company's strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than Zoran's other distributors.

    Zoran has historically generated a significant percentage of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. Payments received by the Company under these development contracts are recorded as development revenue. The Company classifies all development costs, including costs related to these development contracts, as research and development expenses. The Company retains ownership of the intellectual property developed by it under these development contracts.

    The Company is a party to certain research and development agreements with the Office of the Chief Scientist in Israel's Ministry of Trade and Industry Department (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF"), which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 2 1/2% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

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


RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter and six months ended June 30, 1996 were $9.3 million and $15.9 million, respectively, increases of 132% and 99%, respectively, compared to the same periods in 1995. This growth was due to 138% and 113% increases in product sales for the quarter and six months, respectively, compared to last year. The increase in product sales resulted from continued growth in unit sales of the Company's Dolby AC-3 digital audio decoders for home audio equipment and DVD players and its JPEG video compression devices for video editing and digital filmless cameras. Sales to Fujifilm, the Company's strategic partner, customer and distributor in Japan, accounted for 46% and 32% of the Company's product sales in the quarter and six months ended June 30, 1996, respectively, compared to 0% and 3%, respectively, in the comparable 1995 periods. The Company's next two largest customers accounted for an aggregate of 26% and 39% of the Company's product sales in the quarter and six months ended June 30, 1996, respectively, compared to 42% and 28%, respectively, in the comparable 1995 periods. Sales of discontinued DFP and VSP military and industrial products were insignificant in the current six months compared to sales of $1.4 million for these products during the first six months of 1995, primarily in the first quarter.

    Development and licensing revenue for the quarter ended June 30, 1996 increased compared to the same quarter last year due to license revenue associated with a discontinued product and decreased during the current six months compared to last year due to the completion of several development projects in prior periods. While Zoran intends to continue to enter into development contracts with certain strategic partners, it expects development revenue to fluctuate in future periods and to continue to represent a relatively minor portion of total revenues.

PRODUCT GROSS PROFIT

    Product gross margin was 39% and 42% during the current quarter and six months, respectively, compared to 46% in the first quarter of 1996 and 48% for the quarter and six months ended June 30, 1995. The margin rate decreases were primarily due to higher volume sales of relatively lower priced, lower margin Dolby AC-3 products sold to Fujifilm, the Company's strategic partner, customer and distributor in Japan. Zoran's product gross margin is dependent on product mix and on the percentage of products sold directly to Zoran's OEM customers versus indirectly through its marketing partners who purchase the Company's products at lower prices but absorb most of the associated marketing and sales support expenses. Product gross margin during the first six months of last year was positively impacted by significant sales of high-margin, "end-of-life" DFP and VSP products, primarily in the first quarter. The Company expects product and customer mix to continue to fluctuate in future quarters.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses of $1.1 million and $2.1 million for the quarter and six months ended June 30, 1996, respectively, were approximately 30% and 11% above the comparable periods of 1995. As a result of higher revenues, R&D expenses as a percentage of total revenues decreased substantially compared to the same periods last year. The Company continues to believe that significant investments in R&D are required for it to remain competitive, and anticipates that such expenses in terms of absolute dollars will increase in future periods, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses increased to $2.2 million for the current quarter from $1.1 million for the second quarter of 1995 and increased to $3.8 million for the six months ended June 30, 1996 from $2.2 million for the comparable six-month period last year. SG&A expenses, however, decreased as a percentage of total revenues in each comparable period. The increase in absolute dollars for the current periods was due primarily to increased administrative expenses associated Zoran's status as a publicly-traded company, increased sales and marketing expenses to support increased sales levels and to increased royalties and commissions related to higher product sales. The Company expects that SG&A expenses will continue to increase in order to support the growth of the Company.


INTEREST AND OTHER INCOME (EXPENSE), NET

    Net interest and other income and expense resulted in net other income of $286,000 and $519,000 for the quarter and six months ended June 30, 1996, respectively, compared to net other expenses in the comparable periods of 1995. Interest expense decreased due to the use of proceeds from the December 1995 initial public stock offering ("IPO") to repay short-term debt. Interest income increased due to the investment of the IPO proceeds, including proceeds from the January 1996 exercise of the underwriters' over-allotment option.

PROVISION FOR INCOME TAXES

    The provision for income taxes increased to $111,000 and $193,000 for the current quarter and six months, respectively, from $5,000 and $6,000 for the comparable periods last year. The Company's estimated effective tax rate of 11% for the current year reflects alternative minimum tax on its domestic earnings and foreign withholding taxes on intercompany royalties.

LIQUIDITY AND CAPITAL RESOURCES

    Net proceeds from the Company's December 1995 IPO and the exercise of certain warrants in connection with the IPO totaled $17.5 million. The Company also received net proceeds of $3.5 million in January 1996 upon the exercise of the underwriters' over-allotment option. At June 30, 1996, the Company had $19.4 million of cash, cash equivalents and short-term investments.

    The Company's operating activities used cash of $3.6 million in the six months ended June 30, 1996. Cash used in operating activities reflected changes in working capital, partially offset by net income and depreciation and amortization. The principal change in working capital during the six month period was an increase in accounts receivable of $6.1 million due primarily to a significant portion of quarterly sales being shipped late in the quarter and delayed payments from a significant customer. Accounts receivable from this customer represented 16% of total accounts receivable at June 30, 1996. The Company expects to receive payment in full from this customer before September 30, 1996, but there can be no assurance that expected amounts will be received. During the six month period, the Company's capital expenditures were $1.0 million and it repaid long-term debt of $165,000.

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

    RELIANCE ON INDEPENDENT FOUNDRIES AND CONTRACTORS. The Company does not operate any manufacturing facilities, and from time to time shortages of foundry capacity develop for certain process technologies in the semiconductor industry. The Company currently relies on independent foundries to manufacture substantially all of its products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design. The Company does not have a long-term supply contract with two of its principal foundries and, therefore, neither of these suppliers is obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of development revenue, changes in the mix of products sold, the mix of distribution channels employed and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customer's products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. To date, the Company's operating results have not been materially affected by seasonal factors. However, as markets for consumer products incorporating the Company's integrated circuits mature, the Company expects that sales will tend to be stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

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

                            PART II.     OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

    The Company's 1996 Annual Meeting of Stockholders was held on June 6, 1996. At the meeting the following six persons nominated by management were elected to serve as directors of the Company:

                                                     Shares
                                             -----------------------
         Nominee                            Voted For      Withheld
          ------------------                 ---------      --------
         Levy Gerzberg                      5,791,448         5,005
         Uzia Galil                         5,791,448         5,005
         Arie Kahana                        5,791,448         5,005
         James D. Meindl                    5,791,448         5,005
         Arthur B. Stabenow                 5,791,448         5,005
         Philip M. Young                    5,623,923       172,530

    The following additional items were voted upon at the meeting:

    1. A proposal to amend the Company's 1995 Employee Stock Purchase Plan to increase the maximum number of shares purchasable by an individual participant in any calendar year was approved by a vote of: 5,743,076 shares for; 18,617 shares against; 14,339 shares abstaining; and 20,421 broker non-votes.

    2. A proposal to ratify the appointment of Price Waterhouse LLP as the independent auditors of the Company for the year ended December 31, 1996 was approved by a vote of: 5,787,774 shares for; 4,135 shares against; 4,544 shares abstaining; and 0 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Summary of Discussion Between Zoran (Microelectronics Ltd.)
                   (Registrant's subsidiary) and Matam of April 23, 1996 regarding Lease Agreement dated October 1, 1992 between Zoran Microelectronics Ltd. and Matam-Haifa Scientific Industries Center Ltd.

              10.2 Memorandum of Understanding Between Zoran Micro-Electronics
                   Ltd.and IBM Israel Ltd., dated April 23, 1996, regarding Lease Agreement dated October 1, 1992 between Zoran Microelectronics Ltd and Matam-Haifa Scientific Industries Center Ltd.

              11.1 Statement re:  Computation of Net Income Per Share

              27   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ZORAN CORPORATION





Date:  August 5, 1996                   /s/  Levy Gerzberg
                                        ---------------------------------
                                       Levy Gerzberg
                                       President
                                       Chief Executive Officer




Date:   August 5, 1996                  /s/  Ami Kraft
                                        ---------------------------------
                                       Ami Kraft
                                       Vice President, Finance
                                       Chief Financial Officer