Form 10-Q
period 1996-09-30
ZORAN CORP \DE\
filed 1996-11-12
CIK 1003022

                                SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                     _____________________

                                          FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                                              or

(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from__________ to__________

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

                Yes _X_                                 No __

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 1996 was 7,037,652.

                                 ZORAN CORPORATION

                                      INDEX

                                                                       PAGE NO.
                                                                       -------
                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995                     3

           Condensed Consolidated Income Statements
              Three and Nine Months Ended September 30, 1996 and 1995      4

           Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1996 and 1995                5

           Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7


                            PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                15

                                ZORAN CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1996            1995
                                                           -------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $ 7,534          $20,521
  Short-term investments                                        11,841                -
  Accounts receivable, net                                      11,600            4,479
  Inventory                                                      1,637            2,255
  Prepaid expenses and other current assets                        620              439
                                                              --------          -------
    Total current assets                                        33,232           27,694

Property and equipment, net                                      2,306            1,391
                                                              --------          -------

    Total assets                                               $35,538          $29,085
                                                              --------          -------
                                                              --------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $2,107           $3,414
  Accrued expenses and other liabilities                         5,872            4,444
  Current portion of long-term debt                                343              372
                                                              --------          -------
    Total current liabilities                                    8,322            8,230
                                                              --------          -------

Long-term debt                                                     395              601
                                                              --------          -------

Stockholders' equity:
  Common Stock, $0.001 par value;
    20,000,000 shares authorized;
    7,007,444 and 6,538,530 shares
    issued and outstanding                                           7                7
  Additional paid-in capital                                    76,423           72,567
  Accumulated deficit                                          (49,609)         (52,320)
                                                              --------          -------
    Total stockholders' equity                                  26,821           20,254
                                                              --------          -------
    Total liabilities and stockholders' equity                 $35,538          $29,085
                                                              --------          -------
                                                              --------          -------





The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ZORAN CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------         ------------------
                                                    1996        1995             1996      1995
                                                  --------     -------         --------   -------
Revenues:
  Product sales                                    $10,067      $5,322          $25,169   $12,399
  Development and licensing                            379         400            1,184     1,310
                                                   -------     -------          -------   -------
    Total revenues                                  10,446       5,722           26,353    13,709
                                                   -------     -------          -------   -------

Costs and expenses:
  Cost of product sales                              5,563       2,610           14,278     6,268
  Research and development                           1,614       1,120            3,727     3,021
  Selling, general and administrative                2,190       1,613            6,033     3,829
                                                   -------     -------          -------   -------
    Total costs and expenses                         9,367       5,343           24,038    13,118
                                                   -------     -------          -------   -------

Operating income                                     1,079         379            2,315       591
Interest expense                                       (46)        (54)            (119)     (251)
Interest and other income, net                         258          21              850        48
                                                   -------     -------          -------   -------

Income before income taxes                           1,291         346            3,046       388
Provision for income taxes                             142         120              335       126
                                                   -------     -------          -------   -------

Net income                                          $1,149        $226           $2,711      $262
                                                   -------     -------          -------   -------
                                                   -------     -------          -------   -------


Net income per share                                 $0.14       $0.03            $0.33     $0.04
                                                   -------     -------          -------   -------
                                                   -------     -------          -------   -------

Weighted average common shares
  and equivalents                                    8,167       6,384            8,256     6,400
                                                   -------     -------          -------   -------
                                                   -------     -------          -------   -------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ZORAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                1996             1995
                                                              ---------        --------
Cash flows from operating activities:
  Net income                                                  $ 2,711           $   262
  Adjustments:
    Depreciation and amortization                                  636              599
    Changes in assets and liabilities:
       Accounts receivable                                      (7,121)          (2,494)
       Inventory                                                   618             (622)
       Prepaid expenses and other current assets                  (181)              12
       Accounts payable                                         (1,307)           1,138
       Accrued expenses and other liabilities                    1,428            1,072
                                                              ---------          -------
          Net cash used in operating activities                 (3,216)             (33)
                                                              ---------          -------

Cash flows from investing activities:
  Purchases of short-term investments, net                     (11,841)               -
  Expenditures for property and equipment                       (1,521)            (260)
                                                              ---------          -------
          Net cash used in investing activities                (13,362)            (260)
                                                              ---------          -------

Cash flows from financing activities:
  Proceeds (repayment) of debt, net                               (235)             208
  Proceeds from issuance of Preferred Stock, net                     -              656
  Proceeds from issuance of Common Stock, net                    3,826                5
                                                              ---------          -------
          Net cash provided by financing activities              3,591              869
                                                              ---------          -------

Net increase (decrease) in cash and cash equivalents           (12,987)             576

Cash and cash equivalents at beginning of period                20,521            1,054
                                                              ---------          -------

Cash and cash equivalents at end of period                    $  7,534           $ 1,630
                                                              ---------          -------
                                                              ---------          -------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ZORAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   BASIS OF PRESENTATION
        The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   BALANCE SHEET COMPONENTS
                                            September 30,    December 31,
                                                1996             1995
                                            ------------     ------------
Inventories (in thousands):
        Work-in-process                       $    845         $     942
        Finished goods                             792             1,313
                                              --------         ---------
                                              $  1,637         $   2,255
                                              --------         ---------

3.   STOCKHOLDERS' EQUITY
         Stockholders' equity as of September 30, 1996 reflects the exercise of the underwriters' over-allotment option in January 1996, which was related to the December 1995 initial public stock offering. This exercise resulted in the sale of 307,500 additional shares of Common Stock for net proceeds of approximately $3.5 million.

4.  REVENUES
         Product sales for the current quarter include revenue from an advance payment deferred in prior periods and recognized in the third quarter upon the completion of a multi-year sales program with a strategic partner. Without the benefit of this revenue, product gross margin for the third quarter of 1966 would have been approximately the same as the second quarter.

5.   INCOME TAXES
         The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily foreign withholding taxes and alternative minimum taxes.

6.   NET INCOME PER SHARE
         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon exercise of stock options and warrants (using the treasury stock method). Pursuant to the requirements of the Securities and Exchange Commission, Common Stock, Preferred Stock and common equivalent shares issued during the twelve months prior to the initial public offering are included in the computation for all periods presented.

7.  ACQUISITION AGREEMENT
         In October 1996, the Company entered into an agreement to acquire privately-held CompCore Multimedia, Inc., a provider of digital compression software and integrated circuit cores. Under the terms of the agreement, CompCore stockholders will receive approximately 1,957,000 shares of Zoran Common Stock and CompCore stock option holders will receive approximately 896,000 options for Zoran Common Stock. The transaction will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization. The transaction is expected to be completed in the first quarter of 1997 and is subject to approval by the stockholders of both companies and other customary conditions.

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

        Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. To date, the Company has not experienced a recognizable pattern of declines in the ASPs of its multimedia products. Although ASPs have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume "test" sales to high-volume production sales rather than by factors related to product life cycles. During 1996, Zoran has experienced pricing pressure on certain of its first generation multimedia products which has adversely affected ASPs. The Company believes that, as its multimedia product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its multimedia products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

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

RESULTS OF OPERATIONS

REVENUES

        Total revenues for the quarter and nine months ended September 30, 1996 were $10.4 million and $26.4 million, respectively, increases of 83% and 92%, respectively, compared to the same periods in 1995. This growth was due to increases of 89% and 103% in product sales for the quarter and nine months, respectively, compared to last year. The increases in product sales resulted from continued growth in unit sales of the Company's Dolby AC-3 digital audio decoders, which are used in home audio equipment and DVD players. Although sales of these products were up substantially from the prior periods, there have been delays in the development of the DVD market and there is still uncertainty regarding the timing of volume production and shipping of DVD players. In addition, unit sales of the Company's JPEG devices were up slightly for the current quarter compared to the same quarter last year. This modest increase reflected slower than anticipated development of the market for consumer-oriented video editing equipment. Despite the increase in unit sales, revenue for this product line declined from the comparable quarter last year due to a shift in product mix toward lower-priced devices. Unit sales and revenue for the Company's JPEG products
increased for the current nine months compared to last year.   Product sales
for the current quarter also reflected revenue from an advance payment deferred in prior periods and recognized in the third quarter upon the completion of a multi-year sales program with a strategic partner. Sales to Fujifilm, the Company's strategic partner and distributor in Japan, as well as an OEM customer, accounted for 47% and 38% of the Company's product sales in the quarter and nine months ended September 30, 1996, respectively, compared to 1% and 2%, respectively, in the comparable 1995 periods. The Company's next two largest customers in the quarter ended September 30, 1996 accounted for an aggregate of 28% and 27% of the Company's product sales in the quarter and nine months ended September 30, 1996, respectively, compared to 2% and 8%, respectively, in the comparable 1995 periods. Fast Multimedia, Inc. accounted for 0% and 8% of product sales during the third quarter and nine months ended September 30, 1996, respectively, compared to 73% and 45% for the comparable periods in 1995. Sales of discontinued DFP and VSP military and industrial products were insignificant in the current nine months compared to sales of $1.5 million for these products during the first nine months of 1995, primarily in the first quarter.

        Development and licensing revenue for the quarter and nine months ended September 30, 1996 decreased slightly compared to the same periods last year due to the completion of several development projects in prior periods. While Zoran intends to continue to enter into development contracts with certain strategic partners, it expects development revenue to fluctuate in future periods and to continue to represent a relatively minor portion of total revenues.

PRODUCT GROSS PROFIT

        Product gross margin was 45% and 43% during the current quarter and nine months, respectively, compared to 39% in the second quarter of 1996 and 51% and 49% for the quarter and nine months ended September 30, 1995, respectively. The margin rate decreases from the prior year were primarily due to higher volume sales of relatively lower priced, lower margin Dolby AC-3 products sold to Fujifilm, the Company's strategic partner, customer and distributor in Japan. Without the benefit of revenues recognized from the completion of the multi-year sales program with a strategic partner, product gross margin for the third quarter of 1996 would have been approximately the same as the second quarter. Zoran's product gross margin is dependent on product mix and on the percentage of products sold directly to Zoran's OEM customers versus indirectly through its marketing partners who purchase the Company's products at lower prices but absorb most of the associated marketing and sales support expenses. Product gross margin during the first nine months of last year was also positively impacted by sales of high-margin, "end-of-life" DFP and VSP products, primarily in the first quarter. The Company expects product and customer mix to continue to fluctuate in future quarters. In the near term, the Company believes that the proportion of its product sales represented by lower priced Dolby AC-3 products sold indirectly to manufacturers through Fujifilm will continue to be high, placing pressure on margins.

RESEARCH AND DEVELOPMENT

        Research and development ("R&D") expenses of $1.6 million and $3.7 million for the quarter and nine months ended September 30, 1996, respectively, were approximately 44% and 23% above the comparable periods of 1995. As a result of higher revenues, R&D expenses as a percentage of total revenues decreased substantially compared to the same periods last year. The Company continues to believe that significant investments in R&D are required for it to remain competitive, and anticipates that such expenses in terms of absolute dollars will increase in future periods, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative ("SG&A") expenses increased to $2.2 million for the current quarter from $1.6 million for the third quarter of 1995 and increased to $6.0 million for the nine months ended September 30, 1996 from $3.8 million for the comparable nine-month period last year. SG&A expenses, however, decreased as a percentage of total revenues in each comparable period. The increase in absolute dollars for the current periods was due primarily to increased sales and marketing expenses to support increased sales levels, increased royalties related to higher product sales and increased administrative expenses associated Zoran's status as a publicly-traded company. The Company expects that SG&A expenses will continue to increase in order to support the growth of the Company.

INTEREST AND OTHER INCOME (EXPENSE), NET

        Net interest and other income and expense resulted in net other income of $212,000 and $731,000 for the quarter and nine months ended September 30, 1996, respectively, compared to net other expenses in the comparable periods of 1995. Interest expense decreased due to the use of proceeds from the initial public stock offering of the Company's Common Stock (the "IPO") in December 1995 to repay short-term debt. Interest income increased due to the investment of the IPO proceeds, including proceeds from the January 1996 exercise of the underwriters' over-allotment option.

PROVISION FOR INCOME TAXES

        The provision for income taxes increased to $142,000 and $335,000 for the current quarter and nine months, respectively, from $120,000 and $126,000 for the comparable periods last year. The Company's estimated effective tax rate of 11% for the current year reflects alternative minimum tax on its domestic earnings and foreign withholding taxes on intercompany royalties.

LIQUIDITY AND CAPITAL RESOURCES

        Net proceeds from the Company's December 1995 IPO and the exercise of certain warrants in connection with the IPO totaled $17.5 million. The Company also received net proceeds of $3.5 million in January 1996 upon the exercise of the underwriters' over-allotment option. At September 30, 1996, the Company had $19.4 million of cash, cash equivalents and short-term investments.

        The Company's operating activities used cash of $3.2 million in the nine months ended September 30, 1996. Cash used in operating activities reflected changes in working capital, partially offset by net income and depreciation and amortization. The principal change in working capital during the nine-month period was an increase in accounts receivable of $7.1 million due primarily to a significant portion of quarterly sales being shipped late in the quarter and delayed payments from a significant customer.
 Accounts receivable from this customer represented 14% of total accounts receivable at September 30, 1996. Subsequent to September 30, 1996, the Company received approximately half of the quarter-end balance due from this customer with most of the remainder supported by promissory notes due by year end. There can be no assurance that this remaining balance will be received.
 During the nine-month period, the Company's capital expenditures were $1.5 million and it repaid long-term debt of $235,000.

        The Company believes that its current balances of cash, cash equivalents and short-term investments and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through 1997.

FUTURE PERFORMANCE AND RISK FACTORS

        THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

        PRODUCT CONCENTRATION; EVOLVING MARKETS. To date, only a limited number of commercial and consumer products that incorporate the Company's integrated circuits are in volume production. Current applications for the Company's products include professional and consumer video editing systems, PC-based video CD systems, stand-alone video CD systems, digital audio systems and filmless digital cameras. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications. Sales of audio products have accounted for an increased percentage of product sales in 1996. The Company expects that sales of its devices for digital audio and video editing applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

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

        PENDING ACQUISITION. On October 20, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Plan of Reorganization") pursuant to which the Company has agreed to acquire CompCore Multimedia, Inc. ("CompCore") through a merger (the "Merger") of CompCore with a wholly-owned subsidiary of the Company. The managements of the Company and CompCore have entered into the Plan of Reorganization with the expectation that the Merger will result in beneficial synergies for the Company and CompCore. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur.
The combination of the two companies will require, among other things, integration of the companies respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of certain operations following the Merger will require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the combined company. Failure to successfully accomplish the integration of the two companies operations could have a material adverse effect on the combined company's business, financial condition or results of operations.

        There can be no assurance that the distributors, resellers and present and potential customers of the Company or CompCore will continue their current buying patterns without regard to the announced Merger. In particular, the Company and CompCore believe that certain customers may defer purchasing decisions as they evaluate the Company's future product strategy. Any such deferrals could have a material adverse effect upon the combined company's business, financial condition or results of operations.

        The Company and CompCore expect that the combined company will incur Merger-related expenses of approximately $2 million for transaction fees and costs for financial advisors, legal counsel and accountants and to reflect costs associated with the combined operations of the two companies. This is a preliminary estimate only and therefore subject to change. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with the Merger or that management will be successful in its efforts to integrate the operations of the two companies.

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

        POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of development revenue, changes in the mix of products sold and the mix of distribution channels employed and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customer's products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues.
 As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. To date, the Company's operating results have not been materially affected by seasonal factors. However, as markets for consumer products incorporating the Company's integrated circuits mature, the Company expects that sales will tend to be stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

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

                         PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                11.1     Statement re:  Computation of Net Income Per Share

                27       Financial Data Schedule

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the three months ended September 30, 1996.










                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ZORAN CORPORATION





Date:  November 8, 1996                           /s/  Levy Gerzberg
                                                  -----------------------
                                                  Levy Gerzberg
                                                  President
                                                  Chief Executive Officer




Date:   November 8, 1996                          /s/  Ami Kraft
                                                  -----------------------
                                                  Ami Kraft
                                                  Vice President, Finance
                                                  Chief Financial Officer