Form 10-K
period 1996-12-31
ZORAN CORP \DE\
filed 1997-03-31
CIK 1003022

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from     to
                                                        -----   -----

                         Commission File Number: 0-27246

                                ZORAN CORPORATION
             (Exact Name of registrant as specified in its charter)

                DELAWARE                                    94-2794449
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

          2041 MISSION COLLEGE BOULEVARD, SANTA CLARA, CALIFORNIA 95054
               (Address of principal executive offices) (Zip code)

                                 (408) 986-1314
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                      Name of Exchange on which registered
   -------------------                      ------------------------------------

         NONE                                                 NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES [X]     NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the Common Stock on March 21, 1997, as reported on the Nasdaq National Market System, was approximately $98,825,033. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's Common Stock, $0.001 par value, as of March 21, 1997: 9,132,296

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant's 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

                                     PART I

          THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS" AND ELSEWHERE IN THIS REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

ITEM 1.  BUSINESS.

GENERAL

     Zoran Corporation develops and markets integrated circuits and software products for digital video and audio compression applications. The Company's integrated circuits are used in a variety of video and audio products addressing PC and consumer multimedia markets. Current applications for Zoran products include professional and consumer video editing systems, PC-based and stand-alone video CD and digital video disc ("DVD") players, digital audio systems, filmless digital cameras and video conferencing systems.

     In December 1996, the Company extended its presence in the video and audio compression market through the acquisition of CompCore Multimedia, Inc. ("CompCore"), a designer of "cores" for video and audio decoder integrated circuits and a provider of software-based compression products. Zoran issued approximately 2.0 million shares of Zoran Common Stock in exchange for all of the outstanding Common Stock of CompCore. Zoran also assumed all outstanding options and warrants to purchase CompCore Common Stock which were exchanged for options to purchase approximately 900,000 shares of Zoran
Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Zoran Corporation was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Unless the context otherwise requires, the terms "Zoran" and the "Company," as used in this report, refer to Zoran Corporation and its consolidated subsidiaries.

INDUSTRY BACKGROUND

     Electronic processing of visual images and sound is pervasive in today's society, with televisions, VCRs, computers and sound systems present in homes and businesses throughout the developed world. Historically, video images and audio soundtracks have been transmitted, edited and stored almost exclusively using analog formats. More recently, however, advances in technology have allowed video and audio to be processed and stored in digital form. Unlike analog formats which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of video and audio signals, through digital signal processing ("DSP"), and offer a number of fundamental advantages over analog technologies. Through complex DSP operations, digital video and audio signals may be compressed, providing significant storage and transmission efficiencies, may be filtered, allowing for noise reduction, and may be transmitted and reproduced without perceptible image or sound degradation. Digital formats also provide users with additional benefits including random access to data and superior editing capabilities.

     The transition to the use of digital video and audio formats has been dependent upon continuing technological advances which have steadily improved the quality and flexibility of digital technology and reduced its cost. Initial advances in DSP technology took place in military and industrial applications where high performance and speed were of paramount importance and cost was a secondary consideration. As costs have decreased and technology has improved, digital technology has increasingly been applied to commercial and consumer applications. One of the first applications of digital audio formats in the consumer electronics market was the digital audio compact disc. The benefits of digital audio processing led the consumer audio industry to convert from analog long playing records to digital compact discs, resulting in the rapid growth in the market for compact disc players. Subsequently, digital formats have increasingly been applied in the development of a variety of consumer electronics products such as video laser discs, video editing systems, filmless digital cameras, digital surround sound systems, video conferencing systems, cable television systems, direct broadcast satellite systems and multimedia computer products.

     One of the most significant barriers to the widespread acceptance of digital technology has been the huge amount of data required to represent images and sounds in a digital format, making cost-effective storage or transmission impractical. For example, storage of an hour-long video program in uncompressed digital form would require approximately 100 CD-ROMs. Through digital compression techniques, a substantial number of the redundancies inherent in video and audio data can be identified and eliminated, significantly reducing the overall amount of data which needs to be retained. These compression techniques allow the same hour long video program which required 100 CD-ROMs for storage to be compressed and stored on a single CD-ROM. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a standard personal computer, thereby permitting the data to be accessed and edited easily.

     To drive the implementation and speed the adoption of compression technologies, industry participants organized committees to define international compression standards. Leaders in consumer electronics, computers and telecommunications joined together through the International Standards Organization (the "ISO") to define standards for the compression of still images, motion video and audio for consumer electronics and broadcast applications. The first standard adopted was JPEG (Joint Photographic Experts Group), a standard designed for the high quality compression of still images and the real-time, low cost compression and decompression (or playback) of moving images. The first commercial products complying with the JPEG standard were introduced in 1992. MPEG 1 (Moving Pictures Experts Group), a standard for compression of both video and audio, was subsequently adopted. MPEG 1 was designed to allow the high compression ratios necessary for the limited storage capacity of the CD-ROM format. The first commercial products complying with the MPEG 1 standard were introduced in 1993. MPEG 2, a compression standard for both video and audio, was designed to provide improved quality in broadcast and video playback applications. DVD players, the initial commercial products complying with the MPEG 2 standards, were introduced in late 1996 and early 1997, and the Company expects that these products will be delivered in volume to the consumer market later in 1997.

      In addition to the ISO standards, industry participants have from time to time introduced technologies which have become industry standards. In 1992, Dolby Laboratories, Inc. ("Dolby") launched Dolby AC-3 ("Dolby Digital"), an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multichannel digital surround sound systems. Dolby Ditigal has been principally used in movie theater sound systems and has recently been introduced in home theater applications. Digital compression of audio data facilitates enhanced audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio and facilitates the seamless integration of sound with compressed video. The Company believes that Dolby Digital is the most advanced audio compression technique currently available and will be the principal audio compression technique used in conjunction with MPEG 2 video compression in DVD players. Dolby Digital has also been adopted by the High Definition Television ("HDTV") Grand Alliance, and several large cable television operators have announced their intention to incorporate Dolby Digital in their cable systems.

     Each of these standard compression techniques specify data formats in which compressed data must be presented in order to enable equipment from multiple vendors to be integrated into a single system that can transmit and display the data in digital video and audio form. These standards do not, however, specify the compression or decompression methodologies to be employed or additional functionality which may be used to enhance or manipulate digital signals. These standards, therefore, do not determine image or sound quality or compression efficiency. For example, data compression may comply with relevant standards despite being poorly processed and containing artifacts which result in image degradation in video applications or poor sound quality in audio applications. As a result, there can be significant differences in overall image or sound quality between two solutions based on the same standard. Therefore, integrated circuit manufacturers and software developers can differentiate their products through the quality of their compression solution, image enhancement capabilities and audio effects.

     Historically, as system vendors sought compression solutions, the cost, complexity and time required to compress and decompress data have imposed significant limitations on the use of digital compression. Over the last several years, as cost-effective compression solutions have emerged, product manufacturers have increasingly sought to design and market lower-cost digital video and audio systems and products to address high volume consumer applications. The current challenge to manufacturers of compression integrated circuits and software developers is, therefore, to provide product manufacturers with high-quality, cost-effective, standards-based solutions.

THE ZORAN SOLUTION

     Zoran provides high-quality, cost-effective, standards-based compression solutions to address a broad range of video and audio applications. Zoran was a pioneer in the development of high performance DSP products and has developed expertise in digital signal processing, integrated circuit design, algorithms and software development, as well as proprietary DSP and compression technologies. As a result of the CompCore acquisition in December 1996, the Company gained additional software and integrated circuit engineering capability. The Company is focused on bringing its multi-disciplinary expertise and proprietary technologies to bear in the development of compression solutions for commercial and consumer applications in evolving multimedia markets. The key elements of Zoran's solution are:

     STANDARDS-PLUS TECHNOLOGY. Zoran has leveraged its broad multi-disciplinary expertise and proprietary DSP and compression technologies to develop integrated circuits and software that are fully compliant with industry compression standards. Zoran's products go beyond industry standards by improving image quality and allowing more efficient use of memory, processing and communication resources. This "standards-plus" functionality includes OEM-programmable effects for audio and user-selectable compression ratios for video.

     EXPANDABLE AND PROGRAMABLE ARCHITECTURE. The Company's integrated circuits are based on a design that permits easy adaptation for a broad range of specific applications. This adaptation is achieved through the addition of modules to, or deletion of modules from, the architecture of the integrated circuit or modification of the software embedded in the integrated circuit as well as by the use of ready-to-manufacture "cores" that can be integrated into a customer's chips. Combined with the enhanced functionality of the Company's "standards-plus" technology, the Company's expandable and programable architecture facilitates product design and upgrades and thereby substantially accelerates customers' time to market.

     COST-EFFECTIVE SOLUTIONS. The Company focuses on reducing the feature size, power consumption and number of integrated circuits required to perform compression functions. This reduces the cost of manufacturing and operating end products incorporating the Company's integrated circuits, and permits the use of these products in a broader variety of high volume applications. In addition, the modular nature of the Company's architecture lowers the Company's cost of new product development, and the Company's design engineers work closely with its customers to meet new product specification requirements within the customer's cost parameters.

     INTEGRATED SYSTEM SOLUTIONS. Zoran assists its customers in solving their total system requirements by providing integrated products that combine hardware and software to address multiple system functions on a single integrated circuit or chip set, thereby reducing the customer's total system cost and allowing the customer to concentrate on differentiating its products from those of its competitors. For example, in personal computer applications requiring the decompression of both video and audio, the Company has developed a single chip solution that provides standard video decompression on the integrated circuit and audio decompression by means of embedded software which is less costly and more energy efficient than a full hardware solution. The addition of software based compression products as a result of the CompCore acquisition has allowed the Company to provide lower-cost solutions for certain compression applications.

STRATEGY

     The Company's objective is to be a leading provider of cost-effective, high-performance digital video and audio compression solutions addressing selected high volume applications in evolving multimedia markets. Key elements of the Company's strategy include:

     FOCUS ON HIGH VOLUME APPLICATIONS. The Company's strategy is to focus on providing compression solutions for manufacturers seeking to design video and audio products for emerging high volume PC and consumer applications. In cooperation with leading manufacturers of video and audio equipment in the commercial and consumer markets, Zoran attempts to identify market segments which have the potential for substantial growth.

     MAINTAIN AND LEVERAGE TECHNOLOGICAL LEADERSHIP. The Company's years of experience in the fields of DSP, integrated circuit design, algorithms and software development have enabled it to become a leader in the development of compression solutions. Using its multi-disciplinary expertise, the Company has developed new technologies for compression of both video and audio. For example, the Company believes that its proprietary bit rate control technology has helped the Company provide reliable and inexpensive JPEG-based video compression and that its implementation of Dolby Digital technology on a single chip is facilitating the emergence of Dolby Digital as a standard for multi-channel digital sound. CompCore offers the smallest MPEG cores currently available and was the first company to implement MPEG in software. The Company intends to continue to invest in research and development in order to maintain its technological leadership and leverage its proprietary DSP and compression technologies.

     ESTABLISH STRATEGIC PARTNERSHIPS. The Company works closely in the product development process with leading manufacturers of products that incorporate the Company's integrated circuits. Potential products are designed to meet customer-driven product requirements defined jointly by the Company and its partners with the partner providing technological input and, in selected cases, a portion of the development funding. This strategy has permitted the Company to develop products with substantial financial and other assistance, while retaining ownership of the technology and ensuring an established customer for the product once development is completed. In some cases, the Company's strategic partners also provide sales and marketing support. The Company has also established long-term relationships with strategic partners that provide manufacturing capacity and will seek to develop additional strategic relationships with manufacturers. Through the CompCore acquisition, the Company has also obtained a number of valuable strategic relationships developed by CompCore. See "Research and Development," "Sales and Marketing" and "Manufacturing" for descriptions of the Company's relationships with certain of its current strategic partners.

     ACCELERATE CUSTOMERS' TIME-TO-MARKET. Being early to market is critical to a customer's ability to capture market share and therefore to Zoran's ability to make volume sales to the customer. Zoran works closely with key customers and provides them early access to its technologies. In addition to providing integrated solutions, the Company provides its customers with a broad range of engineering reference boards complete with device driver software and embedded software, substantially shortening the customer's product design time. Zoran's expandable modular architecture also allows the development of fully compatible upgrade products, which accelerates its customers' time-to-market and reduces their development costs. As a result of the CompCore acquisition, the Company also offers ready-to-manufacture "cores" that can be integrated into chips manufactured by its OEM customers, allowing these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products.

     THE FOREGOING DISCUSSION OF THE COMPANY'S STRATEGY INCLUDES
FORWARD-LOOKING STATEMENTS. THE COMPANY'S STRATEGY MAY CHANGE AND ITS ACTUAL RESULTS MAY VARY SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

MARKETS AND APPLICATIONS

     The availability of standards-based digital and audio compression technology has facilitated the development of products for a wide variety of multimedia markets. Typically, new technology is initially adopted by manufacturers of relatively expensive products designed primarily for commercial and high-end consumer applications. As technology becomes less expensive to produce and is more broadly accepted, manufacturers design lower-cost products for high-volume consumer applications. Historically, the Company's products have been implemented principally in commercial and high-end consumer applications. The Company believes, however, that the markets for its products will increasingly extend to high-volume consumer applications. The Company's products are currently used in a variety of multimedia applications.

     VIDEO EDITING SYSTEMS

     Video editing systems are used in the video post-production process to "cut and paste" video sequences and add special audio and video effects. Historically, professional video editing systems have been comprised of expensive pieces of analog video and audio equipment interconnected by means of various interface devices. Compression technology allows video images to be stored in a computer's memory in sufficient volume to permit "cut and paste" editing to be performed through random access to stored images. Since the early 1990s, a number of companies have introduced digital video editing systems designed for the professional market. Companies such as Avid Technology, Inc. ("Avid"), Fast Multimedia, Inc. ("Fast"), Matrox Electronic Systems Ltd. ("Matrox"), miro Computer Products AG ("miro") and Truevision Inc. ("Truevision") utilize the Company's JPEG-based products in their professional video editing systems.

     As costs of compression technology have declined, a number of manufacturers have designed low cost digital video editing equipment. Add-in boards and software allowing the creation of PC-based video editing systems are now available with list prices starting under $400. The availability of these low cost systems has created a new category of users in the corporate, education, government and consumer markets. Add-in boards incorporating the Company's JPEG-based products have been introduced by several manufacturers, including Avid, Fast, Matrox, miro and Truevision.

     VIDEO PLAYBACK SYSTEMS

     COMPUTER APPLICATIONS. Almost all desktop personal computers now on the market have accelerated graphics capability, and the Company believes that more than half of the PCs sold in 1996 included CD-ROM and audio capabilities. MPEG 1 compression technology is currently used to enable video playback in personal computers. The high compression ratios offered by this technology allow over one hour of video to be stored in digital format on a single CD-ROM. Millions of computers worldwide are equipped with software for real-time playback of CDs. The Company's MPEG 1 software is bundled by leading PC and board manufacturers, such as Matrox Graphics, Ltd., NEC Corporation and Packard Bell.

     STAND-ALONE PLAYBACK APPLICATIONS. Currently, two types of video playback systems are available for consumer video applications: video CD players and laser disc players.

     Video CD players are essentially CD audio players with MPEG 1 decoders and a video output. This functionality adds between $50 and $200 to the retail cost of a typical audio player. Video CD players offer video playback of near-VCR quality and two-channel stereo audio playback. MPEG 1 compression enables 60 to 70 minutes of video to be stored on a single compact disc. A number of major film studios have released titles in video CD format. Video CD players can also play karaoke titles and are particularly popular in the Far East, which the Company believes will continue to be the primary market for these products. The Company is currently selling a limited number of its MPEG 1-based products to manufacturers of stand-alone video CD players.

     High quality playback of audio and video is currently available on large laser discs. Laser disc players generally cost somewhat more than video CD players and VCRs. Laser disc technology uses no video compression, although digital audio compression is required for storage of multi-channel audio data in the limited space allocated for audio data on laser discs. Dolby Digital technology provides audio compression and enhances audio quality by adding multi-channel digital surround sound capability. The Company's Dolby Digital-based audio compression products are currently used by manufacturers of audio receivers for use with laser disc players, including Denon, Kenwood Corporation ("Kenwood"), Pioneer Electronic Corporation ("Pioneer") and Yamaha Corporation ("Yamaha").

     The latest generation of video playback systems, DVD players, use MPEG 2 video compression technology to provide significantly higher quality playback than is possible with video CD players. The Company also expects that DVD players will be included in some new personal computers in place of CD-ROM drives and sold as upgrade products. The Company believes that most DVD players will use Dolby Digital audio compression technology for storage and playback of the audio soundtrack. Although the MPEG standards and various competitors also prescribe audio compression techniques, the Company believes that Dolby Digital audio compression technology provides enhanced performance. There have been delays in the development of the DVD market, and there still is uncertainty regarding the timing of volume production and shipment of DVD players. Initial models of DVD players were introduced in Japan in late 1996 and to the U.S. consumer market in early 1997. The Company anticipates that additional models will be introduced during 1997. The Company is currently selling Dolby Digital-based audio compression products for use by manufacturers of DVD systems, including Pioneer, Samsung Electronics Co., Ltd. ("Samsung") and Toshiba Corporation ("Toshiba"). In addition, several PC and board manufacturers are evaluating the Company's real-time DVD decoding software for incorporation in their products, while other board manufacturers are developing hardware solutions using the Company's integrated circuits to enable DVD decoding in the current generation of PCs.

     DIGITAL AUDIO SYSTEMS

     In 1992, Dolby launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multi-channel digital surround sound systems. Dolby Digital is used in movie theater sound systems and in home theater applications. Digital compression of audio data facilitates enhanced audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio and facilitates the seamless integration of sound with compressed video. Companies such as Kenwood, Pioneer and Yamaha incorporate the Company's Dolby Digital-based products into equipment used in home theater applications, while Dolby uses Zoran components in its movie theater playback systems. As DVD technology becomes available, the Company expects consumer demand for Dolby Digital-based home systems to increase. In addition, cable and satellite programming companies are planning to offer multi-channel digital sound through digital television services. The Company has sold its Dolby Digital-based audio decoder to a major telecommunications company for use in television set-top boxes that will receive this type of programming. The Company believes that the availability of broadcast data in this form will further increase the demand for Dolby Digital-based systems.

     FILMLESS DIGITAL CAMERAS

     In 1990, the Company introduced video compression devices that facilitated the development of the first filmless digital cameras. These cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color laser printers. As technology has advanced and manufacturing costs have decreased, filmless digital cameras have been introduced in the $1,000 to $5,000 price range. Recently, several manufacturers announced filmless digital cameras with list prices below $500. The Company believes that consumer demand for filmless digital cameras will increase as they become available at prices approaching those of conventional single lens reflex cameras and as the evolving desktop multimedia market creates increasing uses for them. The Company's JPEG-based products are used in filmless digital cameras manufactured for the consumer market by companies such as Fujifilm, Samsung and Sony Corporation.

     Compression technology has also enabled the development of tapeless digital video cameras that are currently marketed for professional use. The Company's JPEG-based products are currently used in tapeless digital video cameras manufactured by Avid and Ikegami Electronics U.S.A. Inc.

     COLOR LASER PRINTERS AND SCANNERS

     Color laser printers and scanners have not received widespread market acceptance to date due to the cost of the large amount of memory needed to store and process color images. By reducing the memory required to store and process images, compression technology has allowed the development of faster, lower-priced color laser printers and scanners. Recently, color laser printers using JPEG technology have been introduced with list prices under $1,000, and color scanners have been introduced in the $1,000 to $1,500 price range. These products are used principally in business applications. Canon Research Center America, Inc. incorporates the Company's JPEG-based products in its color scanners. The Company expects that as the cost of components continues to decline and economies of scale are reached through higher manufacturing volumes, the development of lower-priced color laser printers and scanners for home computer markets will become feasible.

     DESKTOP VIDEO CONFERENCING

     During 1996, low-cost video conferencing and capture over regular telephone lines and the Internet became available to desk-top computer users. These video conferencing systems utilize the modem included in the PC, a standard camcorder or low-cost video camera and software for video compression. These systems have list prices under $300, including the camera. Companies such as Animation Technologies, Boca Research, Data Experts and Wearnes Peripherals use Zoran's products in these systems to enable the efficient capture of video and audio data.

     OTHER APPLICATIONS

     Other existing and potential applications for audio and video compression devices include arcade games and video kiosks, digital video and digital security cameras. To date, the Company has made limited sales to manufacturers developing products for these markets, and the Company does not anticipate that sales of its integrated circuits for use in these products will account for significant revenues in the foreseeable future.

     THE FOREGOING DISCUSSION OF MARKETS AND APPLICATIONS FOR THE COMPANY'S PRODUCTS INCLUDES FORWARD-LOOKING STATEMENTS, AND THE ACTUAL DEVELOPMENT OF SUCH MARKETS MAY DIFFER SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

PRODUCTS AND TECHNOLOGY

     The Company's multimedia product line consists of three product families: video compression and decompression products based on JPEG technology, audio and video decompression products based on MPEG technology and audio decompression products for use in products using MPEG or Dolby Digital technology.

     The following table lists the Company's principal multimedia products currently in production, including the months in which initial production units were first made available to customers.


                                                                  INITIAL              PRINCIPAL
MARKET                          PRODUCTS                          COMMERCIAL           APPLICATIONS
                                                                  SHIPMENT
------------------------------------------------------------------------------------------------------
               JPEG codec (ZR36050)                            April 1993
               Motion JPEG controller (ZR36055)                July 1994            PC video editing
               JPEG PCI multimedia controller (ZR36057)        June 1996
               ---------------------------------------------------------------------------------------
JPEG           Color space converter (ZR36011)*                December 1993        PC video editing
                                                                                    Filmless digital
               Raster-to-block converter (ZR36015)*            September 1993         cameras
                                                                                    Color scanners
               Integrated converter (ZR36016)*                 February 1995        Color printers

------------------------------------------------------------------------------------------------------
               MPEG 1 decoder (ZR36100)                        July 1994
               MPEG 1 hardware decoder core **                 January 1995         PC-based and stand-
               MPEG 1 decoder (ZR36110)                        February 1996          alone video CD
                                                                                      players
               SoftPEG, MPEG 1 decoder software **             June 1995
               ---------------------------------------------------------------------------------------
MPEG           PCI multimedia controller (ZR36120)             January 1996         CD players
                                                                                    Video conferencing
                                                                                      systems
               ---------------------------------------------------------------------------------------
               MPEG 2 hardware decoder core**                  November 1996        DVD players
               SoftPEG 2, MPEG 2/Dolby Digital decoder         March 1997           PC-based
                 software                                                             entertainment

------------------------------------------------------------------------------------------------------
               6-channel Dolby Digital  decoder (ZR38500)      December 1994        Home theater
               ---------------------------------------------------------------------------------------
               Integrated Dolby Digital decoder (ZR38600)      December 1996        Home theater
                                                                                    DVD players
               ---------------------------------------------------------------------------------------
               2-channel Dolby Digital audio decoder           February 1995        DVD players
Audio            (ZR38501)                                                          Television set-top
               2-channel Dolby Digital/MPEG 2 audio            February 1995            boxes
                 decoder  (ZR38521)
               ---------------------------------------------------------------------------------------
               Programmable audio processor (ZR38001)          November 1994        Programmable audio
                                                                                      effects
               -----------------------------------------------------------------------------------------
               SoundPEG audio decoder software**               May 1995             PC-based CD players


* Designed and manufactured by a third party and sold by Zoran under its name pursuant to a non-exclusive license. See "Proprietary Rights and Licenses."

** Introduced by CompCore prior to its acquisition by the Company in December 1996.

     JPEG TECHNOLOGY AND PRODUCTS

     THE JPEG STANDARD. In 1991, the JPEG (Joint Photographic Experts Group) Committee of the ISO completed a technical specification for a standard to compress individual digitized images which may consist of still images or consecutive frames of video data. JPEG has been widely adopted for video editing applications, since each frame in the video is individually compressed, allowing cutting and pasting of sequences as well as modification of individual frames or sequences. Images are compressed through elimination of spatial redundancies within an image and the filtering of high frequency areas to which the eye is less sensitive. Using these techniques, the JPEG compression standard is able to reduce the data necessary to represent an image without significant degradation of image quality. Still images or motion video can be compressed to varying degrees using JPEG, with greater compression resulting in lower quality. Typically, four-to-one or five-to-one compression yields broadcast image quality while 20-to-one compression is similar to VHS quality.

     ZORAN JPEG TECHNOLOGY. Zoran JPEG technology incorporates a proprietary bit rate control algorithm that enables its JPEG-based products to compress any image to a predetermined size while optimizing video quality using pre-selected parameters. Without this feature, the JPEG compression process results in compressed data files of various sizes based on the actual content of the original image, given a constant degree of compression, and an image with large amounts of visual detail will generate a larger data file than that generated from an image with less detail. Performance of many video applications is hampered by variability in the size of the compressed images in a video sequence, which can result in inefficient use of available memory, bus speed or communication channel capacity or even the loss of images. Zoran's bit rate control is a "standards-plus" solution that uses real-time DSP algorithms to optimize video quality based on pre-selected parameters, which can be programmed by OEMs, without the loss of any image or video frame. Zoran's bit rate control has been incorporated in its JPEG-based devices that are used in video editing systems, filmless and tapeless digital cameras, color scanners, PC-based security systems, video conferencing and other applications. Other features of Zoran's JPEG-based products include their ability to handle a wide range of compression ratios, to perform a "lossless" compression algorithm in the same JPEG device and to rapidly scan or browse a large number of images. Zoran implements these functions in a single integrated circuit while the Company believes most other manufacturers' solutions require multiple chips, resulting in higher manufacturing costs and greater power consumption.

     JPEG-BASED PRODUCTS. The Company's ZR36050 codec is a compression/ decompression device used for real time encoding and decoding of JPEG video for video editing applications. The ZR36050 is fully compliant with JPEG standards. The ZR36050 utilizes the Company's proprietary bit rate control technology for high quality video capture. It also features a unique embedded "lossless" mode that allows customers to elect to use low compression ratio techniques that result in no data loss for applications where quality is the primary consideration. The ZR36050 is often installed in a chipset that includes the ZR36055 motion controller or pre/post-processing devices such as the ZR36011 color space converter, ZR36015 raster-to-block converter and the ZR36016 integrated color space/raster-to-block converter. The ZR36057 is a PCI motion JPEG controller targeting consumer-priced but professional quality desktop video editing systems.

     MPEG TECHNOLOGY AND PRODUCTS

     THE MPEG STANDARDS. In 1991, the MPEG (Moving Pictures Expert Group) Committee of the ISO completed a technical specification for a standard to compress moving video and audio into a single data stream. Like JPEG, MPEG 1 removes spatial redundancies from single frames of video data. MPEG 1 improves on JPEG by also removing redundancies that occur between consecutive video frames. Because video represents movement, it is possible to detect and estimate the movement of similar picture elements between video frames, a process called motion estimation. MPEG motion estimation uses the content of previous and future frames to predict the content of the current frame without using its full content. MPEG 1 implements audio compression by exploiting psycho-acoustic masking, taking advantage of the fact that the ear is less sensitive to a quiet note at one frequency when a much louder note is present at a nearby frequency. MPEG 1 often achieves video compression ratios of over 100-to-one and audio compression ratios of six-to-one. MPEG 1 is particularly suitable for low-cost CD-ROM applications due to its low-cost implementation.

     In 1993, the MPEG 2 video committee completed a technical specification to address the more stringent requirements of the broadcast industry. MPEG 2 provides more sophisticated prediction techniques, enabling a compression solution to comprehend video as interlaced fields of data, rather than individual frames. MPEG 2 also allows for operation at higher resolution and at higher bit rates than MPEG 1, resulting in improved image quality for high motion, high detail video. MPEG 2 typically achieves compression ratios of 50-to-one. Because of its higher bit rate, MPEG 2 technology cannot be used in standard CD-ROM applications, but will be used in DVD players.

     ZORAN MPEG TECHNOLOGY. Zoran's MPEG 1 decoder technology offers an on-chip solution for processing combined audio and video bit streams and other system-level control data. This feature, combined with additional software drivers, allows for high-quality audio-video synchronization and has facilitated development of low-cost MPEG-based playback add-in boards for PC applications. As a result of its acquisition of CompCore in 1996, the Company now offers ready-to-manufacture MPEG 1 and MPEG 2 compression chip "cores" that can be integrated into chips manufactured by its OEM customers, allowing these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products.

     MPEG-BASED PRODUCTS. The Company's ZR36100 and ZR36110 are single-chip system and video decoders optimized for use in video CD playback applications. The Company believes the ZR36100 is the first device of its type to perform system decoding and synchronization between audio and video functions. The ZR36110 is designed for use with later model, higher performance video CD players. The ZR36120 PCI multimedia controller enables the cost-effective integration of high performance multimedia functions on PCI systems. The PCI bus, which is offered in most new multimedia personal computers, permits the high-speed transfer of digital information, including video, within the PC. The ZR36120 provides a single PCI bus interface for chips performing digitizer, TV tuner, MPEG and TV out functions, thereby eliminating numerous interfaces and minimizing the use of PCI slots. The Company offers chip cores based on MPEG 1 and MPEG 2 compression standards. The Company believes that its MPEG hardware designs have a smaller gate count and require less memory than competing designs, resulting in integrated circuits that offer significantly lower costs, lower power consumption and higher performance. The Company's MPEG 1 software decoder, SoftPEG, developed by CompCore, is designed to offer a low-cost MPEG 1 solution by generating high video and audio quality in a PC environment without the need for additional hardware. SoftPEG 2 is MPEG 2/Dolby Digital-based software designed for use with an Intel Pentium processor supporting multimedia extension ("MMX") technology. SoftPEG 2 supports new PC entertainment applications without the need for specialized hardware.

     AUDIO TECHNOLOGY AND PRODUCTS

     THE DOLBY DIGITAL STANDARD. In 1992, Dolby launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multi-channel digital surround sound systems. Dolby Digital has been used in sound systems that have been installed in over 8,000 movie theaters and is also used in home theater applications. Digital compression of audio data facilitates enhanced audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio and facilitates the seamless integration of sound with compressed video. The Company believes that Dolby Digital is the most advanced audio compression technique currently available and will be the principal audio compression technique used in DVD players. Dolby Digital has also been adopted by the HDTV Grand Alliance, and several large cable operators have announced their intention to incorporate Dolby Digital in their cable systems.

     ZORAN AUDIO TECHNOLOGY. Zoran, pursuant to a development agreement with Dolby, has developed a programmable DSP engine with an architecture optimized for Dolby Digital and other demanding audio applications and was the first to develop a single-chip solution for Dolby Digital decoding. Zoran's audio products incorporate the Dolby Digital algorithm for decompression of multi-channel digital surround sound, along with additional standards such as various layers of MPEG audio decompression and other functions such as Dolby Pro-Logic decoding, digital filtering and equalization. Zoran's programmable audio DSP architecture enables system manufacturers to reduce system cost through software that allows these manufacturers to program proprietary functions into Zoran's Digital-based decoder and eliminate the need for additional DSP devices while maintaining their own differentiation, flexibility and standards compliance.

     AUDIO PRODUCTS. The ZR38500 is a single-chip Dolby Digital-based decoder for high quality audio systems that can support up to six output channels and also includes implementation of Dolby Pro-Logic. The ZR38500 affords user-customizable memory for audio post-processing and special audio effects. The ZR38521/501 are low cost versions of the ZR38500 which feature six-channel Dolby Digital decoding and down-mixing to two-channel Dolby Digital or Pro-Logic output. The ZR38521 also performs MPEG 2 audio decoding. The ZR38001 is a high performance digital audio signal processor with on-chip memory resources that is used for products that produce special acoustic effects such as echoes. The ZR38600 is an integrated Dolby Digital decoder. The ZR38600 includes the random access memory required for six-channel Dolby Digital decoding and three to five additional devices used in Dolby Digital systems. It also enables the creation of 3D audio effects with only two speakers. SoundPEG is an audio-only version of SoftPEG which implements MPEG audio decoding and is often bundled with MPEG 1 video chips. The combination of hardware video and software audio offers a lower cost solution for the personal computer market.

     OTHER PRODUCTS

     From the Company's inception through 1991, the Company's principal products consisted of digital filter processors ("DFPs") and vector signal processors ("VSPs"), which are DSP-based integrated circuits used for image enhancement and processing, principally in military, industrial and medical applications. In mid-1994, the Company advised its customers that it was discontinuing production of these products. In June 1995, the Company licensed the manufacture of these products to a third party under a nonexclusive ten-year license agreement. In the future, the Company's revenues from these products will be principally derived from license revenues. The Company does not expect these products to produce significant revenues in future periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMERS

     The following table lists substantially all of the Company's customers who purchased at least $100,000 of the Company's JPEG, MPEG or Dolby Digital-based products from January 1, 1996 through December 31, 1996.


PRODUCT FAMILY                                   CUSTOMERS
------------------------------------------------------------------------------------------------------
JPEG-based Products      Avex Electronics Inc.                   miro Computer Products AG
                         Axis Components                         Quadrant International, Inc.
                         Data Translation                        Solectron Washington, Inc.
                         Edge Electronics Co                     Tektronix, Inc.
                         Fast Multimedia, Inc.                   Topas Electronics GmbH
                         Fujifilm Microdevices Co. Ltd.          Truevision, Inc.
------------------------------------------------------------------------------------------------------
MPEG-based Products      Animation Technologies                  Matrox Graphics, Ltd.
                         ATI Technologies, Inc.                  Matsushita Electric
                         Canopus Co., Ltd.                         Industrial Co., Ltd.
                         Cirrus Logic (including Crystal         NEC Corporation
                           Semiconductor)                        Packard Bell
                         Diamond Multimedia                      Samsung Electronics Co. Ltd.
                         Fast Multimedia, Inc.                   Siemens AG
                         Fujifilm Microdevices Co. Ltd.          Silicon Vision, Inc.
                         Fujitsu Limited                         Visual Circuits
                         Hitachi Ltd.
------------------------------------------------------------------------------------------------------
Audio Products           AT&T Corporation                        Dooin Electric Co. Ltd.
                         Amega Technology                        Fujifilm Microdevices Co. Ltd.
                         Dolby Laboratories, Inc.                NEC Technologies

     Fujifilm purchases the Company's products both as an original equipment manufacturer ("OEM") and as a distributor and resells these products, in many cases under its own trade name. Fujifilm acts as the Company's primary distributor in Japan and accounts for substantially all of the Company's product sales in Japan. The Company's products are integrated into products purchased from Fujifilm by consumer products manufacturers, including Denon Corporation, Kenwood, Pioneer and Yamaha. See "Sales and Marketing."

     In 1994, Fujifilm accounted for approximately 47% of the Company's revenues, including 44% of its product sales and 54% of its development and licensing revenues. Revenues from Fujifilm were significantly reduced in 1995 as a result of Fujifilm having accumulated a substantial inventory of the Company's products during 1994 and a significant reduction of development revenue from Fujifilm. During 1995, sales to Fujifilm accounted for 10% of the Company's revenues, including 5% of product sales and 25% of development and licensing revenue. In 1995, Fast accounted for approximately 27% of the Company's revenues, including 35% of product sales. During 1996, sales to Fujifilm accounted for 38% of the Company's revenues, including 43% of product sales, sales to miro accounted for 16% of revenues, including 20% of product sales, and sales to Fast accounted for 5% of revenues, including 6% of product sales. During 1995 and 1996, the Company's four largest customers accounted for approximately 47% and 61% of its revenues, respectively.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving video and audio compression markets. The Company attempts to leverage its expertise in the fields of DSP, integrated circuit design, algorithms and software development to maintain its position as a leader in the development of compression solutions. Accordingly, the Company devotes a significant portion of its resources to sustaining and upgrading its products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression functions as well as to provide lower-cost, software-based solutions for certain compression applications. In addition, the Company seeks to design integrated circuits and chip cores which can reduce the time needed by manufacturers to integrate the Company's products circuits into the manufacturers' products.

     Zoran has historically generated a significant percentage of its total revenues from development contracts with its strategic partners. These development contracts provide that the Company will receive payments upon reaching certain development milestones and that the Company will retain ownership of the intellectual property developed. Development contracts have enabled the Company to fund portions of its product development efforts, to respond to the feature requirements of its customers, to accelerate the incorporation of the Company's products into customer products and to accelerate the "time to market" of the products the Company's customers. The Company is currently developing new integrated circuits based on MPEG and Dolby Digital compression standards pursuant to a development contract with Fujifilm under which Fujifilm is providing a portion of the development funding. Fujifilm has participated directly in product definition for these development programs and will have the right to sell any resulting products in Japan under its distribution agreement with the Company. Fujifilm will also have the right to manufacture a portion of the Company's requirements for these products, subject to certain conditions. In addition, the Company developed its ZR36120 PCI multimedia controller pursuant to a development contract with Siemens under which Siemens has provided a portion of the development funding. See "Products and Technology." Siemens participated directly in product definition for this product and has the right to purchase the product as an OEM customer. See "Sales and Marketing" and "Manufacturing."

     The Company is a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade (the
"Chief Scientist") and the Israel-United States Binational Industrial
Research and Development Foundation ("BIRDF") which fund up to 50% of incurred project costs for approved projects up to specified contract maximums. These agreements require the Company to use its best efforts to achieve specified results and to pay royalties at rates of 2 1/2% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. Total grants earned during 1994, 1995 and 1996 were $549,000, $200,000 and $182,000, respectively. The terms of
Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist. The Company is currently engaged in the development of new JPEG, MPEG and Dolby Digital-based products under grants from the Chief Scientist. Although the Company has received grants from the Chief Scientist and BIRDF in the past, the Company intends to fund future research and development efforts for new products primarily from its own funds and through research and development arrangements with its major OEM customers.

     As of December 31, 1996, the Company had a staff of 70 full-time and 15 part-time research and development personnel, 55 of whom are based in Israel. During 1994, 1995 and 1996, the Company's net research and development expenses were approximately $4.9 million, $5.9 million and $9.0 million, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

     Zoran's sales and marketing strategy is to focus on providing compression solutions for manufacturers seeking to design video and audio products for emerging high volume consumer applications. In cooperation with leading manufacturers of video and audio equipment in the commercial and consumer markets, Zoran attempts to identify market segments which have the potential for substantial growth. To implement its strategy, the Company has established a direct sales force and a worldwide network of independent sales representatives and distributors. In some cases, the Company's strategic partners also provide sales and marketing support to the Company.

     The Company works closely in the product development process with strategic partners to incorporate the Company's integrated circuits and software into their products. Potential products are designed to meet customer-specific product requirements defined jointly by the Company and its strategic partners with the partners providing technological input and, in selected cases, a portion of the development funding. This strategy has permitted the Company to develop products with substantial financial and other assistance, while retaining ownership of the technology and ensuring an established customer for the product once development is completed. In addition, Zoran's application engineers assist other customers in designing their products to incorporate the Company's integrated circuits.

     The Company's sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. The Company sells its products, and in certain cases distributes the products of other companies, primarily through its 10-person direct sales staff, of whom six are located in the United States and four are located in Israel. The Company's United States sales staff is primarily responsible for sales in North America, South America and Asia, and the Company's Israeli sales staff is primarily responsible for sales in Europe and the Middle East. In addition, the Company sells its products indirectly through 31 commissioned sales representatives as well as certain distributors. The Company typically warrants its products for a 12-month period. To date, the Company has not experienced material product returns or warranty expense.

     The Company distributes its integrated circuit products in Japan primarily under an agreement with Fujifilm. Under this agreement, Fujifilm acts as the primary distributor in Japan of products developed by the Company under development contracts with Fujifilm. Fujifilm also sells certain of these products in Japan under its own name. The Company may sell these products directly in Japan only to specified customers and must first buy the products from Fujifilm. Fujifilm also has a nonexclusive license to distribute most of the Company's products outside of Japan. Certain of the Company's other OEM customers also act as distributors of the Company's products from time to time. See "Customers." The Company's software products are distributed in Japan through a subsidiary of Matsushita, and most of its cores are sold directly to end users.

     The Company sells its Dolby Digital-based products under a perpetual, non-exclusive license from Dolby to sell products that incorporate Dolby's Digital algorithm. The Company is not required to pay license fees or royalties to Dolby under this agreement. The Company's customers enter into license agreements directly with Dolby, pursuant to which they pay royalties to Dolby. Under the Company's agreement with Dolby, the Company may sell its Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for the Company's Dolby Digital-based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could adversely affect the Company's business, operating results or financial condition.

     The Company licenses the manufacture and distribution of products incorporating its DFP and VSP technologies to an OEM on a non-exclusive basis. Under this license arrangement the Company received a one-time payment and receives royalties on each sale by its licensee. The Company does not expect to derive significant revenues in future periods from the licensing of its DFP and VSP technologies.

BACKLOG

     Sales of the Company's products are made pursuant to firm purchase orders. However, the Company at times allows customers to cancel or reschedule deliveries. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products ordered as a result of changes in customers' requirements and manufacturing availability. The Company's business is characterized by short lead times and quick delivery schedules. As a result of the foregoing factors, the Company does not believe that backlog at any given time is a meaningful indicator of future sales.

MANUFACTURING

     The Company contracts its wafer fabrication, assembly and testing to independent foundries and contractors, which enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's engineers work closely with the Company's foundries and subcontractors to increase yields, lower manufacturing costs and assure quality.

     The Company's primary foundries are Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC"), which has manufactured certain of the Company's integrated circuits since 1987, Fujifilm, which has manufactured certain of the Company's integrated circuits since 1993, and Motorola Inc. ("Motorola"), which has manufactured gate array-based products for the Company since 1993. In 1994, 1995 and 1996, these three foundries manufactured substantially all of the Company's products. Fujifilm is currently manufacturing the Company's JPEG coder, its JPEG-based converter products and its MPEG 1 decoder. Motorola is currently manufacturing the Company's motion JPEG controller and PCI multimedia controller, and TSMC is currently manufacturing the Company's audio and JPEG products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design.

     Most of the Company's devices are currently fabricated using complementary metal oxides semiconductor ("CMOS") process technology with 0.6 micron and 0.8 micron feature sizes. All of the Company's semiconductor products are currently being assembled by one of two independent contractors, ASAT, Inc. ("ASAT") and Anam Industrial ("Anam") and tested by those contractors or other independent contractors.

     Zoran's ZR36050 JPEG codec and ZR36100 and ZR36110 MPEG 1 decoder were developed jointly with Fujifilm and are currently manufactured by Fujifilm pursuant to an agreement that grants Fujifilm the right to manufacture up to 80% of the Company's requirements for these products subject to Fujifilm's ability to manufacture these products on substantially the same or better terms and conditions as the Company could obtain from a third party. This agreement also grants Fujifilm certain marketing rights in Japan with respect to these products. See "Sales and Marketing."

     The Company currently purchases products from all of its foundries under individually negotiated purchase orders. Zoran's agreement with Fujifilm entitles Zoran to obtain wafer foundry services from Fujifilm on most favored pricing and availability terms, subject to Fujifilm's technological capabilities and reasonable limitations as to quality and delivery terms requested by Zoran.

     The Company does not currently have a long-term supply contract with TSMC or Motorola, and therefore neither TSMC nor Motorola is obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

     THE COMPANY'S RELIANCE ON INDEPENDENT FOUNDRIES AND ASSEMBLY AND TESTING HOUSES INVOLVES A NUMBER OF RISKS. "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FUTURE PERFORMANCE AND RISK FACTORS."

COMPETITION

     The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. In the market for JPEG-based products for desktop video editing applications, the Company's principal competitors are C-Cube Microsystems, Inc. ("C-Cube") and LSI Logic Corporation ("LSI Logic"). In the market for MPEG-based products for video playback applications, the Company's principal competitors are C-Cube, ESS Technology, Oak Technology, Inc. ("Oak"), S3 Incorporated, SGS Thomson Microelectronics, NV ("SGS Thomson") and Winbond Electronics Ltd. In the markets for PCI multimedia controllers, the Company's principal competitors are Auravision Corporation, Brooktree Corporation and Philips Semiconductor. Motorola and SGS Thomson are shipping limited quantities of Dolby Digital-based audio compression products, and several other companies, including Crystal Semiconductor, LSI Logic and Texas Instruments have announced their intention to introduce such products. C-Cube has introduced integrated audio and video devices for DVD applications, and other manufacturers have announced their intention to introduce such products. These manufacturers, as well as others, are licensed by Dolby to incorporate Dolby Digital technology in their products. In addition, certain manufacturers, including Sony Corporation, incorporate compression technologies other than Dolby Digital in certain audio products that compete with products using the Company's integrated circuits. In the markets for JPEG-based products for use in filmless digital cameras, color scanners and color laser printers, the Company's principal competitors are Casio Computer Co., Ltd. and Ricoh Co. Ltd. In the market for MPEG-based chip core products, the Company's principal competitors are David Sarnoff Research Center, Hyundai/Odeum and SICAN Microelectronics Corp. In the market for the Company's MPEG-based software products, the Company's principal competitors are Mediamatics Corporation, Oak and Xing Technology Corporation. The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video and audio compression technology depends on a number of factors, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions.

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining average unit selling prices ("ASPs") and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions which may be less costly or provide higher performance or more desirable features than the Company's products. For example, International Business Machines Corporation ("IBM") has recently announced its intention to offer integrated circuits incorporating compression technology for certain video and audio applications. To date, IBM has not announced products competitive with any of the Company's products. However, there can be no assurance that IBM will not enter the Company's markets in the future.

     The DVD market is in its infancy, and additional competitors are expected to enter the market for DVD software in 1997 and 1998. The Company believes that several large Japanese consumer electronics companies may be planning to enter this market and may, accordingly, attempt to develop MPEG 2 hardware or software that may be competitive with the Company's products. Certain of these potential competitors may develop captive implementations for use only with their own PCs and consumer electronics products. It is also possible that application software vendors, such as Microsoft, may attempt to enter the DVD application market in the future. This increased competition may result in price reductions, reduced margins and loss of market share.

     Historically, ASPs in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. The Company expects that the ASPs of its products will continue to be subject to significant pricing pressures in the future. In order to offset expected declines in the ASPs of its products, the Company will likely need to reduce the cost of its products by implementing design changes that lower the cost of manufacture, assembly or testing, negotiating reduced charges by its foundries as and if volumes increase, and successfully managing its manufacturing and subcontracting relationships. Since the Company does not operate its own manufacturing, assembly or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities. The failure of the Company to introduce lower cost versions of its products in a timely manner or to successfully manage its manufacturing, assembly and testing relationships would have a material adverse effect on its business, operating results and financial condition.

PROPRIETARY RIGHTS AND LICENSES

     The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company relies on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect certain of its intellectual property, the Company believes that factors such as the technological and creative skills of its personnel and the success of its ongoing product development efforts are more important in maintaining its competitive position. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to its proprietary information. The Company currently holds several United States patents, and has additional patent applications pending, that pertain to technologies and processes relating to the Company's current business. There can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid, will be adequate to prevent misappropriation of its technology or will prevent the development of competitive products. Additionally, there can be no assurance that the Company will be able to obtain patents or other intellectual property protection in the future. In particular, patents relating to the establishment, development and maintenance of the MPEG standard are unclear and may be subject to continuing claims by numerous third parties. Furthermore, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely in these countries.

     The Company sells its Dolby Digital-based products under a perpetual non-exclusive license from Dolby which permits the Company to incorporate Dolby's Digital algorithm into its products. The Company's customers enter into license agreements with Dolby pursuant to which they pay royalties directly to Dolby. Under the Company's agreement with Dolby, the Company may sell its Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for the Company's Dolby Digital-based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could adversely affect the Company's business, operating results or financial condition.

     The color space converter, raster-to-block converter and integrated converter sold by the Company under its name are manufactured by Fujifilm and sold by the Company pursuant to a non-exclusive agreement which expires in 1999. This agreement entitles the Company to purchase these products from Fujifilm under the most favorable terms and conditions granted by Fujifilm to its customers.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation involving the Company, the Company or its foundries may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. In particular, given the uncertainty discussed above regarding patents relating to the MPEG standard, it is difficult for the Company to assess the possibility that its activities in MPEG field may give rise to future patent infringement claims. Litigation by or against the Company relating to patent infringement or other intellectual property matters could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that licenses would be offered or that the terms of any offered licenses would be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products, or the use by the Company's foundries of certain processes.

EMPLOYEES

     As of December 31, 1996, the Company had 115 full-time and 27 part-time and contract employees, including 70 full-time and 15 part-time and contract employees primarily involved in research and development activities, 25 in marketing and sales, 21 in finance and administration and 11 in manufacturing control and quality assurance. Fifty-nine of the Company's full-time employees and 19 of its part-time and contract employees, including 55 of the personnel who are primarily involved in engineering and research and development, are based in Israel, with the remainder at the Company's facilities in Santa Clara, California. The Company believes that its future success will depend, in large part, on its ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

     The Company's executive offices and its principal administration, marketing and sales operations are located in approximately 8,800 square feet of leased space in Santa Clara, California under leases which expire in September 1997. The Company occupies a second facility in Santa Clara, California, consisting of approximately 8,000 square feet, under a lease which expires in June 1997. The Company's principal research and development and engineering facilities and the balance of its administration, marketing and sales operations are located in approximately 14,000 square feet of leased space in an industrial park in Haifa, Israel under a lease which expires in 2002. The aggregate annual gross rent for the Company's facilities was approximately $405,000 in 1996. See Note 7 of Notes to Consolidated Financial Statements. The Company believes that its current facilities are adequate for its needs for the foreseeable future and that, should it be needed suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting held on December 27, 1996, the stockholders of the Company approved the issuance of shares of the Company's Common Stock in exchange for shares of Common Stock of CompCore pursuant to an Amended and Restated Agreement and Plan of Reorganization, dated as of November 27, 1996, which provided for, among other things, (i) the merger of CompCore with a wholly-owned subsidiary of the Company and (ii) the conversion of each issued and outstanding share of CompCore Common Stock into the right to receive
0.6408 of a share of the Company's Common Stock. At the special meeting, holders of 3,772,528 shares of the Company's Common Stock voted in favor of the proposal, holders of 15,090 shares voted against the proposal, and holders of 7,852 shares abstained; no broker non-votes were recorded.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

 Name                 Age    Position
 ----                 ---    --------

 Levy Gerzberg, Ph.D  52     President, Chief Executive Officer and Director

 George T. Haber      45     Executive Vice President

 Aharon Aharon        43     Vice President, Engineering-Haifa Operations

 Paul R. Goldberg     51     Vice President, Systems Solutions

 Ami Kraft            54     Vice President, Finance and Chief Financial Officer

 Isaac Shenberg, Ph.D 46     Vice President, Sales and Marketing

 Alex Sinar           48     Vice President, Operations

     Dr. Gerzberg was a co-founder of the Company in 1981 and has served as its President and Chief Executive Officer since December 1988 and as a director since 1981. Dr. Gerzberg also served as the Company's President from 1981 to 1984 and as its Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to co-founding the Company, Dr. Gerzberg was Associate Director of Stanford University's Electronics Laboratory. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology (the "Technion") in Haifa, Israel.

     Mr. Haber has served as Executive Vice President and a director of the Company since December 1996. Mr. Haber was a founder of CompCore and served as CompCore's President, Chief Executive Officer, Chief Financial Officer and a director of CompCore from its founding in November 1993 until its acquisition by Zoran in December 1996. Prior to founding CompCore, Mr. Haber held engineering positions at Toshiba/SGI from January 1993 to August 1993 and Sun Microsystems, Inc. from 1990 to January 1993. Mr. Haber holds a B.A. from the Technion.

     Mr. Aharon joined the Company as Vice President, Engineering-Haifa Operations in February 1997. From 1983 to February 1997, Mr. Aharon was employed by International Business Machines Corporation in a variety of engineering and management positions, including Senior Manager of VLSI Design Tools from 1993 to February 1997 and Design Automation Manager from 1989 to 1993. Mr. Aharon holds a B.S. and M.S. in Electrical Engineering from The Technion.

     Mr. Goldberg joined Zoran as Vice President, Systems Solutions in June 1996. From April 1991 to June 1996, Mr. Goldberg was employed as film products group leader at Dolby Laboratories, Inc. From 1988 to 1990, Mr. Goldberg was Director of the Tandy Electronic Research Center. From 1979 to 1988, Mr. Goldberg was employed by Wavetek Incorporated and its spin-off, Advanced Image Data ("AID"), most recently as Vice President of Research and Development and Market Development of AID. Prior thereto, Mr. Goldberg was employed by Smith Kline Instruments, most recently as Director of Biomedical Research and Development. Mr. Goldberg holds a B.S. in Electrical Engineering from the University of Minnesota.

     Mr. Kraft joined the Company as Vice President, Finance and Chief Financial Officer in March 1994. From 1972 to 1985 and again from 1987 to February 1994, Mr. Kraft served as Deputy Managing Director of Finance and Administration of Kulicke & Soffa (Israel), a semiconductor equipment company. Mr. Kraft served as International Controller of Kulicke & Soffa USA from 1985 to 1987. Mr. Kraft graduated from Haifa University with a major in finance and accounting.

     Dr. Shenberg has served as Vice President, Sales and Marketing of the Company since January 1995. From August 1990 to January 1995, Dr. Shenberg served as the Company's Product Line Business Manager. Dr. Shenberg holds a Ph.D. in Electrical Engineering from Stanford University and a M.S. and B.S. in Electrical Engineering from the Technion.

     Mr. Sinar has served as Vice President, Operations of the Company since February 1997. From January 1995 to February 1997, Mr. Sinar served as the Company's Director of Manufacturing. From 1992 to December 1994, Mr. Sinar supervised the Company's Quality Assurance and Technology groups and from 1990 to 1992, he supervised the Company's Product Engineering group. From 1983 to 1990, Mr. Sinar held positions with the Company in the areas of process development, product and test engineering, reliability and quality. From 1977 to 1983, Mr. Sinar worked in the Microelectronics Laboratory at the Technion developing process technology for infra-red detectors and semiconductors. Mr. Sinar holds a M.S. in Electrical Engineering from the Technion and a B.S. in Electrical Engineering Polytechnic Institute in Kiev.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The Company effected the initial public offering of its Common Stock on December 15, 1995. Since that date, the Company's Common Stock has been quoted on The Nasdaq National Market under the symbol "ZRAN." The following table sets forth the high and low closing sales price of the Company's Common Stock as reported as The Nasdaq National Market for the periods indicated:

                                                High      Low
                                                ----      ---
1995:
     Fourth Quarter (from December 15).......  $20.75    $15.00

1996:
     First Quarter...........................   40.00     18.75

     Second Quarter..........................   31.75     16.25

     Third Quarter...........................   19.75     10.125

     Fourth Quarter..........................   22.50     15.25


     As of December 31, 1996, there were 403 stockholders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its capital stock. It is the present policy of the Company to retain earnings to finance the growth and development of its business and, therefore, the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.


                                                                        YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------
                                                        1992         1993       1994       1995       1996
                                                      --------     --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales. . . . . . . . . . . . . . . . .     $   1,490     $  2,044   $  6,243   $ 18,086   $ 35,503
  Development and licensing. . . . . . . . . . .         5,849        2,685      3,256      5,378      8,606
                                                      --------     --------   --------   --------   --------
    Total revenues . . . . . . . . . . . . . . .         7,339        4,729      9,499     23,464     44,109
                                                      --------     --------   --------   --------   --------

Costs and expenses:
  Cost of product sales. . . . . . . . . . . . .         1,469        2,601      4,677      9,306     20,262
  Research and development . . . . . . . . . . .         4,638        5,002      4,887      5,916      8,954
  Selling, general and
     administrative. . . . . . . . . . . . . . .         3,601        4,558      4,376      6,748     10,739
  Merger and related . . . . . . . . . . . . . .            --           --         --         --      2,153
                                                      --------     --------   --------   --------   --------
    Total costs and expenses . . . . . . . . . .         9,708       12,161     13,940     21,970     42,108
                                                      --------     --------   --------   --------   --------
Operating income (loss). . . . . . . . . . . . .        (2,369)      (7,432)    (4,441)     1,494      2,001
Interest and other income
   (expense), net. . . . . . . . . . . . . . . .           (88)        (209)      (225)      (147)     1,027
                                                      --------     --------   --------   --------   --------
Income (loss) before income taxes. . . . . . . .        (2,457)      (7,641)    (4,666)     1,347      3,028
Provision for income taxes . . . . . . . . . . .           173          48         229        399        665
                                                      --------     --------   --------   --------   --------

Net income (loss). . . . . . . . . . . . . . . .      $ (2,630)    $ (7,689)  $ (4,895)  $    948   $  2,363
                                                      --------     --------   --------   --------   --------
                                                      --------     --------   --------   --------   --------

Net income (loss) per share (1). . . . . . . . .      $  (0.49)    $  (1.21)  $  (0.69)  $   0.11   $   0.22
                                                      --------     --------   --------   --------   --------
                                                      --------     --------   --------   --------   --------

Weighted average common shares and
    equivalents (1). . . . . . . . . . . . . . .         5,339        6,348      7,136      8,397     10,661
                                                      --------     --------   --------   --------   --------
                                                      --------     --------   --------   --------   --------



                                                                               DECEMBER 31
                                                      -------------------------------------------------------
                                                        1992         1993       1994       1995       1996
                                                      --------     --------   --------   --------   --------
                                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, equivalents and short-term investments. . .     $  1,086     $  1,261   $  1,743   $ 21,438   $ 23,419
Working capital (deficit). . . . . . . . . . . .          (876)        (222)    (2,272)    19,753     24,673
Total assets . . . . . . . . . . . . . . . . . .         4,584        5,155      7,205     31,264     41,382
Long-term debt, less current portion . . . . . .         1,513        1,319      1,027        601         --
Accumulated deficit. . . . . . . . . . . . . . .       (39,961)     (47,650)   (52,545)   (51,697)   (49,334)
Total stockholders' equity (deficit) . . . . . .            27          767     (1,176)    20,917     28,530


----------------------------------------
(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income
     (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     From the Company's inception in 1981 through 1991, the Company derived the substantial majority of its revenue from DFPs and VSPs used principally in military, industrial and medical applications. In 1989, the Company repositioned its business to develop and market integrated circuits designed to compress video and audio data for commercial and consumer applications in evolving multimedia markets. At that time, the Company discontinued development of DFP and VSP products, and in mid-1994, the Company advised its customers that it was discontinuing production of these products. "End-of-life" sales of DFP and VSP products contributed substantially to revenues and operating income during the first quarter of 1995, while sales of these products declined during the balance of 1995 and in 1996. DFP and VSP products are not expected to contribute significant revenues in future periods. The Company's current lines of multimedia compression products include JPEG-based products used in video editing systems and filmless digital cameras, MPEG-based products used in video playback and Dolby Digital-based audio products used in movie and home theater systems and DVD players which have been recently introduced by manufacturers.

     In December 1996, the Company acquired CompCore, a designer of cores for video and audio decoder integrated circuits and a provider of software-based compression products. Zoran issued approximately 2.0 million shares of Zoran Common Stock in exchange for all of the outstanding Common Stock of CompCore. Zoran also assumed all outstanding options to purchase CompCore Common Stock which were exchanged for options to purchase approximately 900,000 shares of Zoran Common Stock. The acquisition was accounted for as a pooling of interests, and the financial statements of the Company and the information herein have been restated to include the results of CompCore for all periods. No significant adjustments were required to conform the accounting policies of Zoran and CompCore.

     Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs have fluctuated substantially during the past three years, these fluctuations have been driven principally by changes in customer mix (OEM sales versus sales to distributors) and the transition from low-volume "test" sales to high-volume production sales rather than by factors related to product life cycles. During 1996, the Company experienced pricing pressure on certain of its first generation multimedia products which adversely affected ASPs. The Company believes that, as its multimedia product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its multimedia products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

     The Company sells its products, either directly or through distributors or independent sales representatives, to OEMs worldwide. Sales prices to distributors are generally lower than prices for direct sales, as distributors are responsible for certain sales and marketing expenses, customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Sales in Japan are primarily made through Fujifilm, the Company's strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than Zoran's other distributors.

     Zoran has historically generated a significant percentage of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. Payments received by the Company under these development contracts are recorded as development revenue. The Company classifies all development costs, including costs related to these development contracts, as research and development expenses. The Company retains ownership of the intellectual property developed by it under these development contracts. While the Company intends to continue to enter into development contracts with certain strategic partners, it expects development revenue to decrease as a percentage of total revenues.

     The Company is a party to certain research and development agreements with the Chief Scientist and BIRDF, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 2 1/2% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

     The Company conducts research and development and certain sales and marketing and administrative operations in Israel through its wholly-owned Israeli subsidiary. As a result, certain expenses are incurred in Israeli shekels. Until May 1995, substantially all of the Company's product sales were made from the Company's U.S. facility. In May 1995, the Company restructured its manufacturing and sales organizations and began selling a portion of its products directly from its facility in Israel. To date, substantially all of the Company's product sales and its development and licensing revenue have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company expects that most of its sales and costs of sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.

     In October 1994, the Company contributed technology relating to its ghost cancellation products to a newly-formed company (the "Joint Venture") and to the Joint Venture's subsidiary, Oren Semiconductor, Ltd. ("Oren"), and an unrelated third party contributed cash, each in exchange for a 50% equity interest in the Joint Venture. Since the organization of the Joint Venture, efforts relating to the development and marketing of ghost cancellation products have been conducted by the Joint Venture, through Oren. In September 1995, the Company approved the transfer of its interest in the Joint Venture, and $100,000 in cash, to GC Holdings Corporation ("Holdings"), a wholly-owned subsidiary of the Company, as Holdings' initial capital and declared a dividend to its stockholders of all of its stock in Holdings.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1994       1995       1996
                                                 --------   --------   --------
Revenues:
 Product sales . . . . . . . . . . . . . . .        66 %        77 %      80 %
 Development and licensing . . . . . . . . .        34          23        20
                                                 -----       -----     -----
   Total revenues. . . . . . . . . . . . . .       100         100       100
                                                 -----       -----     -----

Costs and expenses:
 Cost of product sales . . . . . . . . . . .        49          40        46
 Research and development. . . . . . . . . .        52          25        20
 Selling, general and administrative . . . .        46          29        24
 Merger and related. . . . . . . . . . . . .        --          --         5
                                                 -----       -----     -----
   Total costs and expenses. . . . . . . . .       147          94        95
                                                 -----       -----     -----

Operating income (loss). . . . . . . . . . .       (47)          6         5
Interest and other income (expense), net . .        (2)         --         2
                                                 -----       -----     -----
Income (loss) before income taxes. . . . . .       (49)          6         7
Provision for income taxes . . . . . . . . .         3           2         2
                                                 -----       -----     -----

Net income (loss). . . . . . . . . . . . . .       (52)%         4 %       5 %
                                                 -----       -----     -----
                                                 -----       -----     -----


     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES. Product sales consist primarily of revenues from sales of the Company's integrated circuits. Product sales increased to $35.5 million in 1996 from $18.1 million in 1995, an increase of 96%. The increases in product sales resulted primarily from continued growth in unit sales of the Company's Dolby Digital audio decoders, which are used in home audio equipment and DVD players. Although sales of these products increased substantially from 1995, there have been delays in the development of the DVD market and there is still uncertainty regarding the timing of volume production and shipping of DVD players. In addition, unit sales of the Company's JPEG devices increased in 1996 compared to 1995. This increase reflected development of the markets for video editing and digital filmless cameras, although the market for consumer-oriented video editing equipment has developed more slowly than had been anticipated. Unit sales increases in these product lines were partially offset by lower ASPs due to volume pricing and a higher proportion of sales to Fujifilm. Product sales for 1996 also reflected revenue from an advance payment deferred in prior periods and recognized in the third quarter of 1996 upon the completion of a multi-year sales program with one of the Company's strategic partners. Sales to Fujifilm, the Company's strategic partner and distributor in Japan, as well as an OEM customer, accounted for 43% of the Company's product sales in 1996, compared to 5% in 1995. The Company's next two largest customers accounted for an aggregate of 26% of the Company's product sales in 1996, compared to 41% in 1995.

     Development and licensing revenue consists primarily of revenue from hardware design contracts that provide for license and milestone payments to be made at specified times, and license and royalty revenues generated primarily from the license of audio and video decoder software. License and royalty agreements generally provide for the license of software for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Development and licensing revenue increased to $8.6 million in 1996 from $5.4 million in 1995, an increase of 60%, due primarily to an increase in the number of contracts under which CompCore earns license and royalty revenue.

     PRODUCT GROSS PROFIT. Product gross profit consists of product sales less cost of product sales. Cost of product sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Product gross margin was 43% in 1996 compared to 49% in 1995. The Company's product gross margin is dependent on product mix and on the percentage of products sold directly to the Company's OEM customers versus indirectly through its marketing partners who purchase the Company's products at lower prices but absorb most of the associated marketing and sales support expenses. The decrease in product gross margin from 1995 was primarily due to higher volume sales of relatively lower priced, lower margin Dolby Digital-based products and certain JPEG-based products sold to Fujifilm, the Company's strategic partner, customer and distributor in Japan. The decrease in product gross margin in 1996 was partially offset by revenues recognized upon completion of the multi-year contract with a strategic partner. Without the benefit of these revenues, product gross margin for 1996 would have been 41%. Product gross margin in 1995 was also positively impacted by sales of high-margin, "end-of-life" DFP and VSP products, primarily in the first quarter. The Company expects product and customer mix to continue to fluctuate in future quarters, causing further fluctuations in margins.

     RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies. R&D expenses increased to $9.0 million in 1996 from $5.9 million in 1995, an increase of 51%. The increase in R&D expenses was the result of planned growth in development activities and development capabilities of both Zoran and CompCore. R&D expenses were net of reimbursements in the amounts of $182,000 and $200,000 in 1996 and 1995, respectively, under product development agreements with the Chief Scientist. R&D expenses as a percentage of total revenues decreased to 20% in 1996 from 25% in 1995. The Company continues to believe that significant investments in R&D are required for it to remain competitive, and anticipates that such expenses in terms of absolute dollars will increase in future periods, although such expenses as a percentage of total revenues may fluctuate.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses consist primarily of employee-related expenses, royalties, sales commissions, product promotion and other professional services. SG&A expenses increased to $10.7 million in 1996 from $6.7 million in 1995, an increase of 59%. The increase in SG&A expenses was due primarily to increased sales and marketing expenses to support increased sales levels, increased royalties related to higher product sales and increased administrative expenses associated with Zoran's status as a publicly-traded company. SG&A expenses decreased as a percentage of total revenues to 24% in 1996 from 29% in 1995. The Company expects that SG&A expenses will continue to increase in order to support the growth of the Company.

     MERGER AND RELATED EXPENSES. Total costs and expenses in 1996 include non-recurring merger and related expenses of $2.2 million. These expenses related to the merger of Zoran and CompCore in December 1996 and include professional fees, other direct transaction costs and other merger-related costs associated with combining the operations of the two companies.

     OPERATING INCOME (LOSS). The Company's operating income increased to $2.0 million in 1996 from $1.5 million in 1995. Excluding the non-recurring merger and related expenses, the Company's operating income for 1996 would have been $4.2 million.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income and expense resulted in net other income of $1.0 million in 1996 compared to net other expense of $147,000 in 1995. Interest expense decreased due to the use of proceeds from the initial public stock offering of the Company's Common Stock (the "IPO") in December 1995 to repay debt. Interest income increased due to the investment of the IPO proceeds, including proceeds from the January 1996 exercise of the underwriters' over-allotment option.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to $665,000 for 1996 from $399,000 for 1995. The Company's tax provision for 1996 primarily reflects foreign withholding taxes, income taxes on CompCore's earnings and alternative minimum tax on Zoran's domestic earnings.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     REVENUES.  Product sales increased to $18.1 million in 1995 from $6.2
million in 1994, an increase of 190%.   JPEG-based product sales increased
reflecting an increase in unit sales volume and a 19% increase in ASPs, which resulted from an increase in the proportion of sales made directly to OEMs as opposed to distributors and a shift in product mix toward higher priced chip sets with greater functionality. During 1994, sales to Fujifilm, the Company's principal distributor, accounted for 60% of the Company's JPEG-based product sales. The Company made no sales of JPEG-based products to Fujifilm in 1995. Sales of MPEG-based products, which the Company began shipping in the third quarter of 1994, increased in 1995 as a result of an increase in unit sales volume. Unit sales of audio products increased substantially in 1995 as the Company expanded and improved its audio product line, Dolby Digital gained increased acceptance as an audio compression standard and the Company's customers moved from the development to the production phase. Audio product ASPs decreased in 1995 due to volume pricing and an increase in the proportion of sales made directly to Fujifilm. Overall, sales to Fujifilm accounted for 10% of the Company's total revenues in 1995, including 5% of product sales and 25% of development and license revenue, compared to 48% of total revenues in 1994, including 44% of product sales and 54% of development and license revenue. Sales of the Company's discontinued DFP and VSP product lines were $1.5 million in 1995, most of which occurred in the first quarter, compared to $1.2 million in 1994, approximately half of which occurred in the fourth quarter, as a result of "end of life" announcements with respect to these products resulting in volume shipments.

     Development and licensing revenue was $5.4 million for 1995 compared to $3.3 million for 1994. The increase was primarily due to growth in the number of development contracts to modify and integrate CompCore's MPEG 1 technology for specific applications and an increase in the number of contracts under which CompCore earns license and royalty revenue.

     PRODUCT GROSS PROFIT. Product gross profit increased to $8.8 million in 1995 from $1.6 million in 1994, an increase of 461%. Product gross margin improved to 49% in 1995 from 25% in 1994. The improved product gross margin in 1995 resulted primarily from increased ASPs for JPEG-based products, relatively stable overhead costs applied to substantially higher production volumes, manufacturing yield improvements, continued cost reductions resulting from volume purchases by the Company and increased high-margin "end of life" sales of the Company's discontinued DFP and VSP products.

     RESEARCH AND DEVELOPMENT. R&D expenses increased to $5.9 million in 1995 from $4.9 million in 1994, an increase of 21%. The increase in R&D expenses was primarily due to the addition of personnel in connection with CompCore's development of its MPEG 2 technology as well as the enhancement of its existing MPEG 1 technology. This increase was partially offset by personnel reductions related to the transfer of Zoran R&D personnel to Oren and a decrease in the number of manufacturing engineers as Zoran increased its reliance on independent contractors to perform manufacturing, engineering and testing. R&D expenses were net of reimbursements in the amounts of $200,000 and $549,000 in 1995 and 1994, respectively, under product development agreements with the Chief Scientist. R&D expenses as a percentage of total revenues decreased to 25% in 1995 from 52% in 1994.

     SELLING, GENERAL AND ADMINISTRATIVE.   SG&A expenses increased to $6.7
million in 1995 from $4.4 million in 1994, an increase of 54%. The increase in SG&A expenses was due primarily to increased commissions and royalties related to higher product sales. Employee-related expenses also increased in 1995 as the Company expanded its infrastructure to support increased sales. SG&A expenses decreased as a percentage of total revenues to 29% in 1995 from 46% in 1994.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other expense decreased to $147,000 in 1995 from $225,000 in 1994, due to interest income earned on the investment of the proceeds from warrant exercises in October 1995 and the IPO in December 1995 which more than offset increased interest expense related to increased borrowings earlier in the year.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to $399,000 in 1995 from $229,000 in 1994. The income tax provision for 1995 resulted from income taxes on CompCore's earnings, alternative minimum tax on the Zoran's distribution of its stock in Holdings to Zoran's stockholders and on its domestic earnings and foreign withholding taxes of both companies. The income tax provision for 1994 resulted from income taxes on CompCore's earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Until the IPO in December 1995, the Company had financed its operations primarily through private placements of equity securities and, to a lesser extent, borrowings from banks and its stockholders. Prior to the IPO, net proceeds from the sale of the Company's equity securities aggregated $55.1 million. Net proceeds from the IPO and the exercise of certain warrants in connection with the IPO totaled $17.5 million. In January 1996, the Company's underwriters exercised their over-allotment option resulting in additional IPO-related proceeds of $3.9 million. At December 31, 1996, the Company had $11.2 million of cash and cash equivalents, $12.2 million of short-term investments and $24.7 million of working capital.

     The Company's operating activities used cash of $2.7 million in 1994 and provided cash of $1.2 million in 1995 and $1.4 million in 1996. Cash used in operating activities for 1994 primarily reflected net losses, partially offset by depreciation and amortization and changes to working capital. Cash provided by operating activities in 1995 and 1996 reflected net income and depreciation and amortization, partially offset by cash used for working capital.

     The Company's capital expenditures totaled $799,000 in 1994, $677,000 in 1995 and $3.5 million in 1996. Capital expenditures for 1997 are expected to be approximately $2 million. The Company repaid its short-term bank borrowings of $1.9 million in December 1995 and its long-term bank debt of $973,000 in 1996 with the proceeds of the IPO and, as of December 31, 1996, had no bank debt. In July 1996, CompCore borrowed $1.0 million from an individual and issued a convertible promissory note in such amount. Under the terms of the note, the entire principal balance and all accrued interest was converted into Common Stock upon the consummation of the CompCore acquisition.

     The Company believes that its current balances of cash, cash equivalents and short-term investments, together with existing sources of liquidity and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through 1997.

FUTURE PERFORMANCE AND RISK FACTORS

     THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

     PRODUCT CONCENTRATION; EVOLVING MARKETS. To date, only a limited number of commercial and consumer products that incorporate the Company's integrated circuits are in volume production. Current applications for the Company's products include professional and consumer video editing systems, PC-based and stand-alone video CD and DVD players, digital audio systems, filmless digital cameras and video conferencing systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications. Sales of audio products accounted for an increased percentage of product sales in 1996. The Company expects that video editing and digital audio applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

     The emergence of markets for the Company's integrated circuits will be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform with certain current industry standards. There can be no assurance that manufacturers will continue to follow these standards or that competing standards will not emerge which will be preferred by manufacturers. The emergence of markets for the Company's products is also dependent in part upon third-party content providers developing and marketing content for end user systems, such as video and audio playback systems, in a format compatible with the Company's products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products. See "Item 1. Business -- Strategy" and "Business -- Markets and Applications."

     RELIANCE ON INDEPENDENT FOUNDRIES AND CONTRACTORS. The Company does not operate any manufacturing facilities, and from time to time shortages of foundry capacity develop for certain process technologies in the semiconductor industry. The Company currently relies on independent foundries to manufacture substantially all of its products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design. The Company does not have a long-term supply contract with either TSMC or Motorola, its principal suppliers, and, therefore, neither TSMC nor Motorola is obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. See "Item 1. Business -- Manufacturing."

     The Company's reliance on independent foundries involves a number of risks, including the inability to obtain adequate capacity, the unavailability of or interruption in access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of the Company's intellectual property. The Company obtains foundry capacity through forecasts that are generated in advance of expected delivery dates and places its purchase orders up to three months prior to scheduled delivery. The Company's ability to obtain the foundry capacity necessary to meet the future demand for its products is based in part on its ability to accurately forecast future demand. Due to periodic limitations on semiconductor foundry capacity, if the Company fails to accurately forecast its future demand, the Company may be unable to obtain adequate supplies of integrated circuits on a timely basis. There can be no assurance that the Company will be able to accurately forecast the future demand for its products or obtain sufficient foundry capacity in the future. In addition, the Company's obligation to place purchase orders in advance of delivery subjects the Company to inventory risks, including the risk of obsolescence. While the Company has not experienced any material disruptions in supply to date, there can be no assurance that manufacturing problems will not occur in the future. In the event that any of the Company's foundries are unable or unwilling to produce sufficient supplies of the Company's products, in required volumes at acceptable costs, the Company will be required to reallocate production among its other existing foundries or to identify and qualify acceptable alternative foundries. This qualification process could take six months or longer, and no assurance can be given that any additional source would become available to the Company or would be in a position to satisfy the Company's production requirements on a timely basis. The loss of any of the Company's foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand supply or the Company's inability to obtain timely and adequate deliveries from its current or future suppliers could reduce or delay shipments of the Company's products. Any of these developments could damage relationships with the Company's current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

     All of the Company's semiconductor products are currently being assembled by one of two independent contractors, ASAT and Anam, and tested by those contractors or other independent contractors. See "Item 1. Business --Manufacturing." The Company's reliance on independent assembly and testing houses limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of the Company's products.
These constraints or delays could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

     NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company expects to increase its expenses relating to product development, and its future success will depend to a substantial degree upon its ability to develop and introduce, on a timely and cost-effective basis, new and enhanced products that meet changing customer requirements and industry standards. The development and introduction of new semiconductor products is a complex and uncertain process requiring high levels of innovation, the accurate anticipation of technological and market trends, the successful and timely completion of product development, the ability of the Company to convince its customers to incorporate the Company's products into the design of their own products, the securing of sufficient foundry capacity and the achievement of acceptable wafer yields by the Company's independent foundries. Development of new product designs can often require significant expenditures by the Company, which expenditures may precede volume sales of the new product, if any, by a year or more. In addition, software products as complex as those offered by the Company typically contain undetected errors or failures when first introduced or as new versions are released. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance which, in turn, could have a material adverse effect upon the Company's business, operating results and financial condition. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, operating results and financial condition. See "Item 1. Business -- Industry Background" and "Business -- Research and Development."

     COMPETITION; PRICING PRESSURES. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining ASPs and rapid product obsolescence. There can be no assurance that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing or new competitors. In addition, increased competition may result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business -- Competition."

     CUSTOMER CONCENTRATION; CHANGES IN CUSTOMER MIX. The Company's largest customers have accounted for a substantial percentage of its revenues, and sales to these large customers have varied materially from year to year. See "Item 1. Business--Customers." There can be no assurance that the Company will be able to retain its key customers or that such customers will not cancel purchase orders or reschedule or decrease their level of purchases.
In addition, sales to these key customers may fluctuate significantly from quarter to quarter. Any development that would result in a substantial decrease or delay in sales to one or more key customers, including actions by competitors or technological changes, could have a material adverse effect on the Company's business, operating results or financial condition. In addition, any development that would affect the collectibility of account balances from one or more key customers could have a material adverse effect on the Company's business, operating results or financial condition.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; NET OPERATING LOSS CARRYFORWARDS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of development revenue, changes in the mix of products sold, and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customer's products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. To date, the Company's operating results have not been materially affected by seasonal factors. However, as markets for consumer products incorporating the Company's integrated circuits mature, the Company expects that sales will tend to be stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

     The Company's future net income and cash flow will also be affected by its ability to apply its net operating losses ("NOLs"), which totaled approximately $38.0 million and $500,000 for federal and state tax reporting purposes as of December 31, 1996, against taxable income in future periods. Under the Tax Reform Act of 1986, the utilization of NOLs may be impaired or limited in certain circumstances, including a cumulative ownership change of greater than 50% over a three-year period. The consummation of the IPO in December 1995 resulted in a cumulative ownership change of greater than 50%. Accordingly, the Company's NOLs incurred prior to the consummation of the IPO that can be utilized to reduce future taxable income for federal tax purposes will be limited to approximately $3 million per year. The Company does not believe that its acquisition of CompCore in December 1996 adversely affected its ability to utilize its NOLs. However, future changes of ownership could further limit the Company's utilization of NOLs and could have an adverse effect on the Company's net income and cash flow. Upon utilization of Israeli NOLs, the Company's Israeli subsidiary will benefit from its status as an "Approved Enterprise" pursuant to the Israeli Law for the Encouragement of Capital Investments, 1959, as amended. There can be no assurance that changes in tax laws in the United States or Israel or in the Company's status will not limit the Company's ability to utilize its NOLs or its "Approved Enterprise" status. Any limitation on the Company's ability to utilize its NOLs or its "Approved Enterprise" status could have a material adverse effect on the Company's business, operating results or financial condition. See
Note 9 of Notes to Consolidated Financial Statements.

     RISKS ASSOCIATED WITH CUSTOMER FUNDED RESEARCH AND DEVELOPMENT. The Company historically has generated a significant percentage of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. Under these contracts, the Company receives payments upon reaching certain development milestones. See "Item 1. Business - Research and Development." The Company intends to continue to enter into development contracts with strategic partners, although it expects development revenue to remain relatively constant or decrease, and to decrease as a percentage of total revenues. The Company's failure to achieve the milestones specified in its existing development contracts, the termination of existing contracts or the Company's inability to secure future development contracts could have an adverse effect on the Company's business, operating results or financial condition.

     POSSIBLE TRANSACTIONS TO OBTAIN ADDITIONAL FOUNDRY CAPACITY. In order to secure additional foundry capacity, the Company has considered and will continue to consider various transactions, which could include, among other things, equity investments from, option payments or other prepayments to, nonrefundable deposits with or loans to foundries in exchange for capacity, contracts that commit the Company to purchase specified quantities of wafers over extended periods or joint ventures or other partnership relationships with foundries. There can be no assurance that the Company will be able to make any such arrangement in a timely fashion or at all or that such arrangements, if any, will be on terms favorable to the Company. If the Company were not able to obtain additional foundry capacity as required, its business and operating results would be materially and adversely affected. See "Item 1. Business - Manufacturing."

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company may require substantial additional capital to finance its future growth, secure additional foundry capacity and fund its ongoing research and development activities beyond 1997. The Company's capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for the Company's products, the types of arrangements that the Company may enter into with its independent foundries and the extent to which the Company invests in new technology and research and development projects. To the extent that the Company's existing sources of liquidity and cash flow from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders would be reduced. Further, such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. No assurance can be given that additional financing will be available when needed or that, if available, it will be available on terms favorable to the Company.

     MANAGEMENT OF GROWTH. The Company has recently experienced rapid growth and expansion which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and has resulted, and will continue to result, in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls. Many of the Company's key operations, including its principal research and development operations and a significant portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its administrative personnel, including its President and Chief Executive Officer, are based in the United States. The geographic separation of these operations is likely to place additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

     DEPENDENCE ON INTELLECTUAL PROPERTY; LICENSED PRODUCTS; RISK OF DISPUTES
AND LITIGATION.   The Company's ability to compete successfully is dependent in part upon its ability to protect its proprietary technology and information. Although the Company relies on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect certain of its intellectual property, the Company believes that factors such as the technological and creative skills of its personnel and the success of its ongoing product development efforts are more important in maintaining its competitive position. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to its proprietary information. The Company currently holds several United States patents, and has additional patent applications pending, that pertain to technologies and processes relating to the Company's current business. There can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid, will be adequate to prevent misappropriation of its technology or will prevent the development of competitive products. Additionally, there can be no assurance that the Company will be able to obtain patents or other intellectual property protection in the future. Furthermore, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely in these countries.

     The Company sells its Dolby Digital-based products under a perpetual, non-exclusive license from Dolby which permits the Company to incorporate Dolby's Digital algorithm into its products. The Company's customers enter into license agreements with Dolby pursuant to which they pay royalties directly to Dolby. Under the Company's agreement with Dolby, the Company may sell its Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for the Company's Dolby Digital-based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could adversely affect the Company's business, operating results or financial condition.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation involving the Company, the Company or its foundries may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. Litigation by or against the Company relating to patent infringement or other intellectual property matters could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that licenses would be offered or that the terms of any offered licenses would be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products, or the use by the Company's foundries of certain processes. See "Item 1. Business -- Proprietary Rights and Licenses."

     DEPENDENCE ON KEY PERSONNEL; POTENTIAL DIVERSION OF MANAGEMENT ATTENTION. The Company's success depends to a significant degree upon the continuing contributions of its senior management. The loss of key management personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the Company will be able to retain the services of any of its key employees. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel, both in the United States and in Israel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

     Levy Gerzberg, the Company's President and Chief Executive Officer, and Ami Kraft, the Company's Vice President, Finance and Chief Financial Officer, currently serve on the Boards of Directors of Oren and Holdings and act as managers of the Joint Venture, and the Company believes that they will continue to serve in these capacities for the foreseeable future. Dr. Gerzberg also is currently acting as co-Chief Executive Officer of Oren and the Joint Venture and as Chief Executive Officer of Holdings. Currently, these responsibilities are not requiring a material amount of the time and attention of Dr. Gerzberg or Mr. Kraft. Oren intends to hire a full-time chief executive officer prior to commencement of volume product shipments. However, should Oren experience delays in identifying and hiring a permanent chief executive officer, or should Oren, Holdings or the Joint Venture require the attention of senior management or the Board of Directors, Dr. Gerzberg or Mr. Kraft may be required to devote substantial time to the affairs of such company. Such a diversion of the attention of Dr. Gerzberg or Mr. Kraft could have a material adverse effect on the Company's business, operating results or financial condition.

     RELIANCE ON INTERNATIONAL SALES AND OPERATIONS; RELIANCE ON OPERATIONS IN ISRAEL. Sales to non-U.S. customers in and 1994, 1995 and 1996 accounted for 68%, 63% and 74%, respectively, of the Company's total revenues, and the Company anticipates that international sales will continue to represent a significant portion of total revenues. In addition, substantially all of the Company's semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.
The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates, imposition of tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations.

     A substantial portion of the Company's research and development and sales operations are located in the State of Israel and, as of December 31, 1996, 59 of the Company's 115 full-time employees were located in Israel, including a majority of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli shekels, thereby subjecting the Company to the risk of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. There can be no assurance that such factors will not have a material adverse effect of the Company's business, operating results or financial condition. In the past, the Company has obtained royalty-bearing grants from the Chief Scientist and BIRDF to fund research and development. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person without the prior write to consent of the Chief Scientist. The Company may apply for additional grants for new or existing products, although there can be no assurance that these grants will be available in the future or that the royalty rates payable by the Company, or other terms of such grants, will not be less favorable to the Company than the terms of previous grants. See "Item 1. Business -- Research and Development."

     VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has fluctuated significantly since the IPO and is subject to material fluctuations in the future in response to announcements concerning the Company or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in analysts' earnings estimates, general conditions in the semiconductor industry, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . .       36

Consolidated Balance Sheets as of December 31, 1995 and 1996 . . . . .       37

Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . .       38

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . .       39

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . .       40

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .       41

Supplemental Data: Quarterly Financial Data (Unaudited). . . . . . . .       54

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Zoran Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
January 31, 1997

                               ZORAN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           December 31,
                                                     -------------------------
                                                        1995           1996
                                                     ----------     ----------
ASSETS
------

Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . $   21,438     $   11,176
 Short-term investments. . . . . . . . . . . . . . .      -             12,243
 Accounts receivable, net. . . . . . . . . . . . . .      5,273         11,088
 Inventory . . . . . . . . . . . . . . . . . . . . .      2,255          1,799
 Prepaid expenses and other current assets . . . . .        533          1,219
                                                     ----------     ----------
   Total current assets. . . . . . . . . . . . . . .     29,499         37,525
Property and equipment, net. . . . . . . . . . . . .      1,765          3,857
                                                     ----------     ----------
   Total assets. . . . . . . . . . . . . . . . . . . $   31,264     $   41,382
                                                     ----------     ----------
                                                     ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . $    3,553     $    5,868
 Accrued expenses and other liabilities. . . . . . .      5,821          6,984
 Current portion of long-term debt . . . . . . . . .        372          -
                                                     ----------     ----------
   Total current liabilities . . . . . . . . . . . .      9,746         12,852
                                                     ----------     ----------
Long-term debt . . . . . . . . . . . . . . . . . . .        601          -
                                                     ----------     ----------

Commitments and contingencies (Notes 4, 6 and 7) . .      -              -

Stockholders' equity:
 Common Stock, $0.001 par value; 20,000,000
  shares authorized; 8,409,346 and
  9,029,365 shares issued and outstanding. . . . . .          8              9
 Additional paid-in capital. . . . . . . . . . . . .     72,606         77,855
 Accumulated deficit . . . . . . . . . . . . . . . .    (51,697)       (49,334)
                                                     ----------     ----------
   Total stockholders' equity. . . . . . . . . . . .     20,917         28,530
                                                     ----------     ----------
   Total liabilities and stockholders' equity. . . . $   31,264      $  41,382
                                                     ----------     ----------
                                                     ----------     ----------


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                               ZORAN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Years Ended December 31,
                                               --------------------------------
                                                 1994        1995       1996
                                               --------   ---------   ---------
Revenues:
 Product sales . . . . . . . . . . . . . . . $   6,243   $  18,086   $  35,503
 Development and licensing . . . . . . . . .     3,256       5,378       8,606
                                               ---------   ---------   ---------
   Total revenues. . . . . . . . . . . . . .     9,499      23,464      44,109
                                               ---------   ---------   ---------
Costs and expenses:
 Cost of product sales . . . . . . . . . . .     4,677       9,306      20,262
 Research and development. . . . . . . . . .     4,887       5,916       8,954
 Selling, general and administrative . . . .     4,376       6,748      10,739
 Merger and related. . . . . . . . . . . . .     -           -           2,153
                                               ---------   ---------   ---------
   Total costs and expenses. . . . . . . . .    13,940      21,970      42,108
                                               ---------   ---------   ---------
Operating income (loss). . . . . . . . . . .    (4,441)      1,494       2,001
Interest expense . . . . . . . . . . . . . .      (282)       (320)       (146)
Interest and other income. . . . . . . . . .        57         173       1,173
                                               ---------   ---------   ---------
Income (loss) before income taxes. . . . . .    (4,666)      1,347       3,028
Provision for income taxes . . . . . . . . .       229         399         665
                                               ---------   ---------   ---------
Net income (loss). . . . . . . . . . . . . . $  (4,895)  $     948   $   2,363
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------
Net income (loss) per share. . . . . . . . . $   (0.69)  $    0.11   $    0.22
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------
Weighted average common shares and
  equivalents. . . . . . . . . . . . . . . .     7,136       8,397      10,661
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

                               ZORAN CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                        Convertible
                                      Preferred Stock           Common Stock       Additional
                                   ----------------------  ----------------------    Paid-In   Accumulated
                                     Shares      Amount      Shares      Amount      Capital     Deficit      Total
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 1993 . . .      2,027  $        2       1,096  $        1  $   48,414  $  (47,650) $      767
Conversion of 9% convertible
 promissory notes, plus accrued
 interest, to Series L Preferred
 Stock, net. . . . . . . . . . . .      1,283           1       -           -           1,890       -           1,891
Issuance of Series L Preferred
 Stock, net. . . . . . . . . . . .        722           1       -           -           1,064       -           1,065
Issuance of Common Stock . . . . .      -           -              20       -               2                       2
Repurchases of unvested
 Common Stock. . . . . . . . . . .      -           -            (184)      -              (6)      -              (6)
Net loss . . . . . . . . . . . . .      -           -           -           -            -         (4,895)     (4,895)
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 1994 . . .      4,032           4         932           1      51,364     (52,545)     (1,176)
Exercise of Series K and L
 Preferred Stock Warrants. . . . .        875           1       -           -           4,144       -           4,145
Issuance of Common Stock
 pursuant to public offering,
 net of expenses . . . . . . . . .      -           -           1,429           1      17,039       -          17,040
Conversion of Preferred
 Stock to Common Stock . . . . . .     (4,907)         (5)      4,907           5       -           -           -
Issuance of Common Stock, net. . .      -           -           1,142           1           9       -              10
Amortization of deferred
 compensation. . . . . . . . . . .      -           -           -           -              50       -              50
Declaration of dividend. . . . . .      -           -           -           -           -            (100)       (100)
Net income . . . . . . . . . . . .      -           -           -           -           -             948         948
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 1995 . . .      -           -           8,410           8      72,606     (51,697)     20,917
Issuance of Common Stock . . . . .
 pursuant to public offering . . .
 over-allotment, net of expenses .      -           -             308           1       3,531       -           3,532
Issuance of Common stock, net. . .                                183       -             468       -             468
Conversion of note payable . . . .      -           -             128       -           1,032       -           1,032
Amortization of deferred
 compensation. . . . . . . . . . .      -           -           -           -             218       -             218
Net income . . . . . . . . . . . .      -           -           -           -           -           2,363       2,363
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 1996 . . .      -      $    -           9,029  $        9  $   77,855  $  (49,334) $   28,530
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                               ZORAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)

                                                                               Years Ended December 31,
                                                                    ------------------------------------------------
                                                                        1994              1995             1996
                                                                    ------------      ------------      ------------

Cash flows from operating activities:
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .    $     (4,895)     $        948      $      2,363
 Adjustments:
  Depreciation, amortization, and other. . . . . . . . . . . . .             932             1,035             1,420
  Amortization of deferred compensation. . . . . . . . . . . . .               -                50               218
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .             391               467            (1,758)
  Changes in assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .          (1,435)           (2,853)           (5,815)
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .            (352)           (1,471)              456
   Prepaid expenses and other current assets . . . . . . . . . .              32              (398)             (686)
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           1,387             1,310             2,315
   Accrued expenses and other liabilities. . . . . . . . . . . .           1,252             2,082             2,921
                                                                    ------------      ------------      ------------
     Net cash provided by (used in) operating activities . . . .          (2,688)            1,170             1,434
                                                                    ------------      ------------      ------------

Cash flows from investing activities:
 Capital expenditures for property and equipment . . . . . . . .            (799)             (677)           (3,480)
 Purchase of short-term investments, net . . . . . . . . . . . .               -                 -           (12,243)
 Other investing activities. . . . . . . . . . . . . . . . . . .              53                 -                 -
                                                                    ------------      ------------      ------------
     Net cash used in investing activities . . . . . . . . . . .            (746)             (677)          (15,723)
                                                                    ------------      ------------      ------------
Cash flows from financing activities:
 Proceeds of debt. . . . . . . . . . . . . . . . . . . . . . . .           3,264               208             1,000
 Repayments of debt. . . . . . . . . . . . . . . . . . . . . . .            (410)           (2,101)             (973)
 Proceeds from issuance of Common Stock, net . . . . . . . . . .              (4)           17,050             4,000
 Proceeds from issuance of Preferred Stock, net. . . . . . . . .           1,066             4,145                 -
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .               -              (100)                -
                                                                    ------------      ------------      ------------
     Net cash provided by financing activities . . . . . . . . .           3,916            19,202             4,027
                                                                    ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents . . . . . .             482            19,695           (10,262)
Cash and cash equivalents at beginning of period . . . . . . . .           1,261             1,743            21,438
                                                                    ------------      ------------      ------------
Cash and cash equivalents at end of period . . . . . . . . . . .    $      1,743      $     21,438      $     11,176
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------

Supplemental disclosures:
 Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .    $        283      $        319      $        145
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------
 Taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .    $          2      $        259      $        468
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------
Noncash transaction:
 Conversion of debt to Common Stock. . . . . . . . . . . . . . .    $          -      $          -      $      1,032
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                            ZORAN CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

    Zoran Corporation ("Zoran" or the "Company") was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. On December 27, 1996, the Company completed its merger with CompCore Multimedia, Inc. ("CompCore"), a developer of decompression technology for digital video and audio applications (see Note 3). Zoran develops and markets integrated circuits and software for digital video and audio applications enabled by compression. The Company's integrated circuits and software are used in a variety of video and audio products addressing evolving multimedia markets. Current applications for Zoran products include professional and consumer video editing systems, filmless digital cameras, PC-based stand-alone Video-CD and DVD players and professional and consumer digital audio systems. The Company operates predominantly in one industry segment.

    The Company's performs research and development and generates a substantial portion of its sales from its operations located in the State of Israel. A significant number of the Company's full-time employees are located in Israel, including a majority of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject.

    The semiconductor business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production, overcapacity, and accelerated erosion of average selling prices. During the past year, the market for certain semiconductor devices has experienced an excess of supply relative to demand which has resulted in a significant downward trend in prices. As such, the selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand, both of which factors could result in rapid deviations in product pricing and therefore could adversely effect the Company's operating results.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

    Zoran has adopted accounting policies which are generally accepted in the industry in which it operates. The following is a summary of the Company's significant accounting policies:

USE OF ESTIMATES

    The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the financial statements.

BASIS OF PRESENTATION

    The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Zoran Microelectronics Ltd. ("ZML") and CompCore. See Note 3. All significant intercompany transactions and accounts have been eliminated.

REVERSE STOCK SPLIT

    Share information for all periods has been retroactively adjusted to reflect a 1-for-3 reverse stock split of Common Stock and Preferred Stock effected on December 14, 1995.

                            ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TRANSLATION OF FOREIGN CURRENCIES

    ZML, an Israeli subsidiary, treats the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), gains and losses resulting from translation of accounts designated in other than the functional currency are reflected in results of operations and to date have been insignificant.

    To date, substantially all of the Company's product sales have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.

REVENUE RECOGNITION

    Revenue from product sales is generally recognized upon shipment. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Development revenue under development contracts is recognized on the percentage-of-completion method. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company's technology is recognized when significant contractual obligations have been fulfilled. The Company does not provide customers with product return or exchange rights in connection with the sale of software licenses. Periodic service and maintenance fees received provide customers access to technical support and minor enhancements to licensed releases and are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company.

RESEARCH AND DEVELOPMENT COSTS

    Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs incurred after technological feasibility has been demonstrated and which meet recoverability test are capitalized and amortized over the estimated economic life of the product. To date, the Company has incurred no significant internal software development costs which meet the criteria for capitalization.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash and cash equivalents.

    The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115). The Company's portfolio is classified as available-for-sale and, therefore, is reported at fair value with unrealized gains and losses, net of related tax, if any, as a separate component of shareholder's equity. At December 31, 1996, the fair value of the Company's marketable securities approximates cost.

                              ZORAN CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATION OF CREDIT RISK OF FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash in banks and cash equivalents primarily in auction rate preferred, certificates of deposit and commercial paper. The Company, by policy, limits the amount of credit exposure through diversification and highly-rated securities. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

    The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in the Pacific Rim, North America and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years in the period ended December 31, 1996.

INVENTORY

    Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed on the straight-line method using estimated lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon exercise of stock options and warrants (using the treasury stock method). Pursuant to the requirements of the Securities and Exchange Commission, Common Stock, Preferred Stock and common equivalent shares issued during the twelve months prior to the initial public offering are included in the computation for all periods presented through the date of its initial public offering.

STOCK COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees" and related interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See Note 8.

WARRANTS

    Warrants issued under certain agreements are accounted for in accordance with SFAS 123. The costs associated with warrants granted are amortized over the period of the expected benefit. Where warrant costs are in excess of expected future benefit, these costs are recognized immediately. To date, the costs associated with warrants granted have been nominal. See Note 8.

                                ZORAN CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - ACQUISITION OF COMPCORE:

  On December 27, 1996, the Company completed its merger with CompCore. The Company issued 1,957,308 shares of Common Stock in connection with the merger. This transaction was accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect this merger. CompCore prepared its financial statements on a September 30 fiscal year end. CompCore's fiscal year has been changed to December 31 to conform to the Company's year end.

  Revenues and net income (loss) included in the Company's consolidated statements of operations are as follows:

                                            Years Ended December 31,
                                        ----------------------------------
                                         1994          1995          1996
                                        --------      -------       ------
                                                  (in thousands)
  Revenues:
   Zoran . . . . . . . . . . . . . . .  $  8,058      $ 20,067      $ 37,371
   CompCore. . . . . . . . . . . . . .     1,441         3,397         6,738
                                        --------      --------      --------
                                        $  9,499      $ 23,464      $ 44,109
                                        --------      --------      --------
                                        --------      --------      --------
  Net income (loss):
   Zoran . . . . . . . . . . . . . . .  $ (5,235)     $    686      $  2,856
   CompCore. . . . . . . . . . . . . .       340           262          (493)
                                        --------      --------      --------
                                        $ (4,895)     $    948      $  2,363
                                        --------      --------      --------
                                        --------      --------      --------


  Net income (loss) for 1996 includes $2,153,000 of merger costs and expenses which were incurred and have been charged to merger and related expenses in the Company's fourth quarter of 1996. The charge includes professional fees, costs associated with merging the companies and other direct transaction costs associated with the merger.

  In July 1996, CompCore issued a Convertible Promissory Note to an individual in the amount of $1.0 million. The entire outstanding principal and accrued interest automatically converted into 128,469 shares of Common Stock upon consummation of the merger.

  CompCore granted 1,244,434 shares of Common Stock and stock options for 735,157 shares which were considered to have been issued below fair market value during the years ended December 31, 1995 and 1996, respectively. The Company will amortize approximately $201,000 of compensation expense over their vesting periods of two and four years, respectively.

NOTE 4 - BALANCE SHEET COMPONENTS:
                                                        December 31,
                                                ---------------------------
                                                  1995               1996
                                                --------           --------
                                                        (in thousands)

  Accounts receivable:
   Trade . . . . . . . . . . . . . . . . . . .  $  4,272           $ 10,950
   Unbilled. . . . . . . . . . . . . . . . . .     1,151              1,088
                                                ---------          ---------
                                                   5,423             12,038
   Less: allowances. . . . . . . . . . . . . .      (150)              (950)
                                                ---------          ---------
                                                $  5,273           $ 11,088
                                                ---------          ---------
                                                ---------          ---------

                               ZORAN CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Unbilled accounts receivable consists of both development revenue recognized, but not yet billed and research and development funding not yet received. Unbilled development revenue represents revenue recognized under the percentage-of-completion method prior to achievement of the related contract milestones. The Company bills development revenue when contract milestones are achieved. The Company recognizes research and development funding as reimbursable expenses, under research and development agreements, are incurred. This funding is offset against research and development expenses.

                                                        December 31,
                                                ---------------------------
                                                  1995               1996
                                                --------           --------
                                                        (in thousands)

  Inventory:
    Work-in-process . . . . . . . . . . . . . .  $    942           $    382
    Finished goods. . . . . . . . . . . . . . .     1,313              1,417
                                                 --------           --------
                                                 $  2,255           $  1,799
                                                 --------           --------
                                                 --------           --------

  Property and equipment:
    Computer equipment. . . . . . . . . . . . .  $  4,860           $ 7,704
    Office equipment and furniture. . . . . . .       326               413
    Machinery and equipment . . . . . . . . . .       473               550
    Leasehold improvements. . . . . . . . . . .       263               188
                                                 --------           --------
                                                    5,922             8,855
    Less:  accumulated depreciation and
      amortization. . . . . . . . . . . . . . .    (4,157)           (4,998)
                                                 --------           --------
                                                 $  1,765          $  3,857
                                                 --------           --------
                                                 --------           --------

  Accrued expenses and other liabilities:
   Accrued payroll and related expenses. . . . . $  1,587          $  2,195
   Accrued royalties . . . . . . . . . . . . . .      296               905
   Accrued merger and related expenses . . . . .        -             1,073
   Other accrued liabilities . . . . . . . . . .    1,837             2,468
   Deferred revenue. . . . . . . . . . . . . . .    2,101               343
                                                 --------           --------
                                                 $  5,821          $  6,984
                                                 --------           --------
                                                 --------           --------

  In December 1994, the Company received $1.0 million from a customer as a nonrefundable advance for certain of the Company's products sold over a three-year period. The Company recognized $76,000 during the year ended December 31, 1995 based upon product shipments to the customer. The Company recognized the remainder of the nonrefundable advance in 1996 upon completion of the sales program.

NOTE 5 - RESEARCH AND DEVELOPMENT ARRANGEMENTS:

  The Company is a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade Department (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF"), which fund up to 50% of incurred project costs for approved products up to specified contract maximums. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 22% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Gross research and development expenses and the related grants are as follows:

                                            Years Ended December 31,
                                        -----------------------------------
                                         1994          1995           1996
                                        --------      -------       -------
                                                  (in thousands)

  Research and development expenses:
     Gross research and
       development expenses . . . . . . $  5,436      $ 6,116       $ 9,136
     Less: grants earned  . . . . . . .     (549)        (200)         (182)
                                        ---------     --------      --------
                                        $  4,887      $ 5,916       $ 8,954
                                        ---------     --------      --------
                                        ---------     --------      --------

  Royalty expenses related to these grants were $166,000, $450,000, and $1,248,000 in 1994, 1995 and 1996, respectively.

  In 1994, the Company entered into an agreement with another company to operate a Delaware limited liability company ("LLC"). The Company contributed certain technology in part to the LLC and in part to a wholly-owned Israeli corporate subsidiary of the LLC that conducts the day-to-day operations of the LLC. The other company contributed $4 million in cash to the LLC. In exchange for their contributions, each company received a 50% equity interest in the LLC. The Company has no further obligations to the LLC. The purpose of the LLC is to perform research and development and develop and market products based on proprietary, general purpose and application-specific integrated circuits. The technology contributed by the Company had no consolidated book basis and there was significant uncertainty with regard to the realizability of the Company's investment. Accordingly, no investment was recorded on the Company's books at the date of the contribution.

  In September 1995, the Company approved the transfer of its interest in the LLC, together with $100,000 in cash, to GC Holdings Corporation ("Holdings"), a 100%-owned subsidiary of Zoran, as Holdings' initial capital and declared a dividend to its stockholders of all of the stock of Holdings. As the book value of Holdings is $100,000, this transaction is reflected as a cash dividend of $100,000.

NOTE 6 - DEVELOPMENT CONTRACTS:

  The Company has generated a portion of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $3,021,000, $3,732,000 and $3,698,000 in 1994, 1995 and 1996,
respectively.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - COMMITMENTS:

  The Company rents facilities and equipment under various lease agreements expiring through 2006. Rent expense for 1994, 1995 and 1996 totaled approximately $393,000, $429,000 and $405,000, respectively. Future minimum lease payments required under noncancelable leases at December 31, 1996 are as follows:

                                                          Operating
                                                            Leases
                                                       --------------
                                                       (in thousands)
  Year ending December 31:
   1997. . . . . . . . . . . . . . . . . . . . . . . .    $      500
   1998. . . . . . . . . . . . . . . . . . . . . . . .           335
   1999. . . . . . . . . . . . . . . . . . . . . . . .           356
   2000. . . . . . . . . . . . . . . . . . . . . . . .           401
   2001. . . . . . . . . . . . . . . . . . . . . . . .           401
   Thereafter. . . . . . . . . . . . . . . . . . . . .         1,790
                                                       --------------
   Total minimum lease payments. . . . . . . . . . . .    $    3,783
                                                       --------------
                                                       --------------


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT):

COMMON STOCK

  In December 1995, the Company issued 1,428,847 shares of Common Stock at $13.50 per share in conjunction with the Company's initial public offering ("IPO"). Proceeds, net of discounts, commissions and offering expenses, totaled approximately $17 million. In January 1996, the underwriters exercised their over-allotment option to purchase 307,500 additional shares of Common Stock for total net proceeds of approximately $3.5 million. In December 1996, the Company acquired CompCore through a merger which was accounted for as a pooling of interest (see Note 3).

WARRANTS

  In 1993 the Company granted a total of 569,322 warrants to purchase Series K Convertible Preferred Stock ("Series K") at an exercise price of $9.00 per share. These warrants were granted in conjunction with Series K and convertible debt issued in 1993. In October 1995, the Company offered Series K warrant holders a 10% discount on the $9.00 exercise price for a limited time. In response to this offer, warrants were exercised to purchase 374,967 shares of Series K for aggregate proceeds to the Company of approximately $3 million. In conjunction with the IPO, 47,563 Series K warrants were exercised and converted to Common Stock on a one-for-one basis. An additional 8,951 warrants were exercised and converted into Common Stock in the year ended December 31, 1996 on a one-for-one basis. The remaining 137,841 warrants are convertible into Common Stock on a one-for-one basis and expire in 1998.

  In 1994, the Company granted a total of 505,079 warrants to purchase Convertible Preferred Stock ("Series L") at an exercise price of $1.50 per share. These warrants were granted in connection with the Series L and convertible debt issued in 1994. In 1995, warrants to purchase 452,220 shares of Series L were exercised for aggregate proceeds to the Company of $678,000. In conjunction with the IPO, 233 Series L warrants were exercised and converted to Common Stock on a one-for-one basis. The remaining 52,626 warrants were exercised and converted into Common Stock on a one-for-one basis in the year ended December 31, 1996.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  In December 1995, the Company committed to enter into a four-year purchase agreement with Tower Semiconductor Ltd. ("Tower") pursuant to which Tower would supply specified minimum quantities of wafers to the Company. In conjunction with Tower's commitment, the Company agreed to grant to Tower a four-year warrant to purchase up to 100,000 shares of the Company's Common Stock, at a purchase price of $10.20 per share. As of December 31, 1996, the purchase agreement with Tower had not been concluded and no portion of the warrant had been exercised.

STOCK OPTION PLANS

1993 STOCK OPTION PLAN

  The Company's 1993 Stock Option Plan (the "1993 Option Plan") was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993. This plan replaces the 1984 Incentive Stock Option Plan and the 1986 Supplemental Stock Option Plan. A total of 1,490,000 shares of Common Stock have been reserved for issuance under the 1993 Option Plan. The 1993 Option Plan provides for grants of options to employees, non-employee directors and consultants. The 1993 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The 1993 Option Plan will terminate in July 2003, unless sooner terminated by the Board of Directors.

  Generally, options granted under the 1993 Option Plan are fully exercisable on and after the date of grant, subject to the Company's right to repurchase from an optionee, at the optionee's original per share exercise price, any unvested shares which the optionee has purchased and holds in the event of the termination of the Optionee's employment, with or without cause. The Company's right lapses as shares subject to the option become vested. Such shares generally vest in monthly installments over two or four years following the date of grant (as determined by the Compensation Committee of the Board of Directors), subject to the optionee's continuous service. Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment.

  On December 1, 1994, the Board of Directors approved a proposal under which option holders could elect to cancel certain options in exchange for grants of new options with exercise prices equal to the fair market value of the Company's Common Stock on the date of board approval. Options for the purchase of a total of 412,230 shares were canceled in exchange for newly issued options for the purchase of 412,230 shares.

1995 OUTSIDE DIRECTORS STOCK OPTION PLAN

  The Company's Outside Directors Stock Option Plan (the "Directors Plan") was adopted by the Company's Board of Directors in October 1995, and was approved by its stockholders in December 1995. A total of 200,000 shares of Common Stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors Plan provides that each new nonemployee director will automatically be granted an option to purchase 20,000 shares on the date the optionee first becomes a nonemployee director (the "Initial Grant"). Thereafter, on the date immediately following each annual stockholders' meeting, each nonemployee director who is reelected at the meeting to an additional term shall be granted an additional option to purchase 4,800 shares of Common Stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months (the "Annual Grant"). The Initial Grant is exercisable in four equal annual installments, and each Annual Grant shall become exercisable in full one year after the date of grant, subject to the director's continuous service. The exercise price of all stock options granted under the Directors Plan is equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the Directors Plan have a term of ten years.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  A summary of activity follows:


                                                           Year Ended December 31,
                                   ----------------------------------------------------------------------

                                             1994                   1995                    1996
                                   -----------------------  --------------------  -----------------------

                                                Weighted              Weighted                  Weighted
                                                 Average               Average                  Average
                                                Exercise              Exercise                  Exercise
                                      Shares     Price      Shares     Price         Shares       Price
                                   ----------- ----------  ---------- ---------   -----------   ---------
  Outstanding at beginning of
    period . . . . . . . . . . .     524,835   $   0.90    1,011,944  $  0.15      1,328,084    $  2.09
   Granted . . . . . . . . . . .   1,047,277       0.18      391,465     6.74        980,546       2.24
   Exercised . . . . . . . . . .        (868)      0.90      (41,433)    0.15       (140,253)      0.17
   Canceled  . . . . . . . . . .    (559,300)      0.90      (33,892)    0.15         (4,169)      0.29
                                   ----------              ----------              ----------

  Outstanding at period end  . .   1,011,944       0.15    1,328,084     2.09      2,164,208       2.30
                                   ----------              ----------              ----------
                                   ----------              ----------              ----------

  Options vested at period end .                                                   1,100,548       0.80
                                                                                   ----------
                                                                                   ----------


  The following table summarizes information about employee and director stock options outstanding at December 31, 1996:

                                             Options Outstanding
                                          ------------------------
                                                        Average
                                                       Remaining
                                            Number    Contractual    Options
     Exercise Price                      Outstanding  Life (years)    Vested
     ---------------                     -----------  ------------  ---------
     $  0.13. . . . . . . . . . . .        356,279        9.32        146,423
     $  0.15. . . . . . . . . . . .      1,276,781        8.12        868,828
     $  0.60. . . . . . . . . . . .         36,247        8.50         24,352
     $  1.57. . . . . . . . . . . .         96,120        9.49              -
     $  4.69. . . . . . . . . . . .         38,448        9.54              -
     $  9.37. . . . . . . . . . . .         58,952        9.67              -
     $ 10.63. . . . . . . . . . . .        116,666        8.78         34,028
     $ 11.25. . . . . . . . . . . .         61,515        9.56          1,917
     $ 13.50. . . . . . . . . . . .         80,000        8.95         25,000
     $ 18.88. . . . . . . . . . . .          4,000        9.81              -
     $ 23.25. . . . . . . . . . . .         39,200        9.25              -
                                         ---------                  ---------
                                         2,164,208                  1,100,548
                                         ---------                  ---------
                                         ---------                  ---------

  The Company has granted stock options for 52,000 shares during the year ended December 31, 1995 which were considered to have been granted below fair market value, excluding those options issued in connection with the CompCore acquisition (see Note 3). The Company will amortize approximately $150,000 of compensation expense over the vesting period of four years.

                              ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  The weighted average fair value of options granted during the years ended December 31, 1995 and 1996, as defined by SFAS 123, were $4.99 and $7.05 per share, respectively. Included in the grants in 1996 were options issued by CompCore and assumed by Zoran at exercise prices below market prices of the Company's Common Stock at the date of grant, of which their weighted average fair value was $6.41 per share (see Note 3).

1995 EMPLOYEE STOCK PURCHASE PLAN

  The Company's 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company's Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP will enable employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the year ended December 31, 1996, 24,197 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $11.55 per share. At December 31, 1996, 125,803 shares were reserved and available for issuance under this plan. No shares were issued during 1995.

    The weighted average fair value of rights granted during the year ended December 31, 1996, as defined by SFAS 123, was $5.46 per share.

FAIR VALUE DISCLOSURES

    Had compensation cost for the Company's option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income and net income per share for each of the two years ended December 31, 1996 would have been as follows (in thousands, except per share data):

                                     Year Ended December 31,
                                   ---------------------------
                                      1995              1996
                                   ---------         ----------
   Net income:
    As reported . . . . . . . . .   $   948          $   2,363
    Pro forma . . . . . . . . . .       919              1,749

   Net income per share:
    As reported . . . . . . . . .   $  0.11          $    0.22
    Pro forma . . . . . . . . . .      0.11               0.16

    The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

                                     Year Ended December 31,
                                   --------------------------
                                      1995            1996
                                  ------------     -----------

   Dividend rate . . . . . . . . .        0.0%            0.0%
   Risk-free interest rates. . . .5.1% to 7.0%    5.3% to 6.6%
   Volatility. . . . . . . . . . .       67.0%           67.0%
   Expected life
         -- option plans . . . . .     5 years         5 years
         -- purchase plan. . . . .   0.5 years       0.5 years

                              ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The pro forma amounts reflect compensation expense related to stock options and purchase rights granted during the year ended December 31, 1995 and 1996. In future years, the annual compensation expense will increase relative to the fair values of stock options granted in those years.

NOTE 9 - INCOME TAXES:

  The components of income (loss) before income taxes are as follows:

                                           Years Ended December 31,
                                   ----------------------------------------
                                      1994          1995            1996
                                   ---------     ----------      ----------
                                               (in thousands)
  U.S. . . . . . . . . . . . . . . $ (2,246)       $ 2,206         $ (783)
  Israel . . . . . . . . . . . . .   (2,420)          (859)         3,811
                                   ---------     ----------      ----------
                                   $ (4,666)       $ 1,347        $ 3,028
                                   ---------     ----------      ----------
                                   ---------     ----------      ----------

  The components of the provision for income taxes are as follows:

                                           Years Ended December 31,
                                   ----------------------------------------
                                      1994           1995            1996
                                   ----------     ----------      ----------
                                                (in thousands)

  Current:
   U.S.. . . . . . . . . . . . . .    $ 178          $ 151           $ 103
   State . . . . . . . . . . . . .       51             33              66
   Foreign . . . . . . . . . . . .        -            215             496
                                   ----------     ----------      ----------
                                      $ 229          $ 399           $ 665
                                   ----------     ----------      ----------
                                   ----------     ----------      ----------

  For the years ended December 31, 1994 and 1996, the income tax benefit determined by applying the U.S. statutory income tax rate differs from the provisions recorded due to state income taxes, foreign withholding taxes and valuation allowances for NOL benefits generated in each period. For the year ended December 31, 1995, the income tax provision determined by applying the U.S. statutory rate differs from the provision recorded due to utilization of NOLs, taxable income due to the declaration of a dividend to its stockholders of all of the stock of Holdings, foreign withholding taxes and an alternative minimum tax liability.

  Deferred income tax assets comprise the following:

                                           Years Ended December 31,
                                   ----------------------------------------
                                      1994           1995            1996
                                   ----------     ----------      ----------
                                                (in thousands)

  Federal and state net operating
  loss carryforwards . . . . . . . $ 15,250        $ 13,751        $ 13,176
  Capitalized research and
  development expenses . . . . . .      310             555             392
  Nondeductible reserves and
  accruals . . . . . . . . . . . .      910           1,088           1,051
                                   ----------     ----------      ----------
  Deferred tax assets. . . . . . .   16,470          15,394          14,619
  Less valuation allowance . . . .  (16,470)        (15,394)        (14,619)
                                   ----------     ----------      ----------
   Net deferred tax asset. . . . .$       -        $      -        $      -
                                   ----------     ----------      ----------
                                   ----------     ----------      ----------

  As of December 31, 1996, the Company has NOLs of approximately $38 million and $.5 million for federal and state tax reporting purposes, respectively. The differences between the federal and state NOLs is attributed to research and development expenditures capitalized for state tax purposes, and California's statutory limitation on the amount of

                              ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

net operating losses which may be carried forward to subsequent years. The federal NOLs expire on various dates between 2000 and 2009. The state NOLs expire in 2009. Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets.

   Pursuant to the Tax Reform Act of 1986, the amounts of and the benefit from NOLs that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's IPO resulted in a cumulative change of ownership of greater than 50%. Accordingly, the Company's NOLs incurred prior to the completion of the IPO that can be utilized to reduce future taxable income for federal tax purposes will be limited to approximately $3.0 million per year.

The Company's Israeli subsidiary has been granted the status of an "Approved Enterprise" pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended. The Company has three approved programs pursuant to this law. The first program was approved in 1984. Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs). Benefits under the first program expire in 1997. The second program was approved in 1991. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter. Benefits under the second program expire in 2003. The third program was approved in 1995. Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter. Management has not reflected the Israeli NOLs as deferred tax assets on the basis that these NOLs are to be utilized as a reduction of income which would otherwise be exempt from tax under the Company's "Approved Enterprise" status.

NOTE 10 - GEOGRAPHIC REPORTING AND CUSTOMER CONCENTRATION:

    SALES TO CUSTOMERS BY GEOGRAPHICAL AREAS ARE AS FOLLOWS:

                                    United      Pacific
                                    States        Rim       Europe      Total
                                   --------     -------    --------    -------
                                                   (in thousands)
  Revenues from third parties:

  Year ended December 31, 1994
   U.S.. . . . . . . . . . . . .    $ 3,009     $ 3,414    $ 1,357    $ 7,780
   Israel. . . . . . . . . . . .          -       1,710          9      1,719
                                   --------     -------    --------    -------
                                    $ 3,009     $ 5,124    $ 1,366    $ 9,499
                                   --------     -------    --------    -------
                                   --------     -------    --------    -------
  Year ended December 31, 1995
   U.S.. . . . . . . . . . . . .    $ 8,149     $ 2,680    $ 4,264    $15,093
   Israel. . . . . . . . . . . .        495       2,596      5,280      8,371
                                   --------     -------    --------    -------
                                    $ 8,644     $ 5,276    $ 9,544    $23,464
                                   --------     -------    --------    -------
                                   --------     -------    --------    -------
  Year ended December 31, 1996
   U.S.. . . . . . . . . . . . .    $11,397     $ 6,191    $ 2,602    $20,190
   Israel. . . . . . . . . . . .        220      15,183      8,516     23,919
                                   --------     -------    --------    -------
                                    $11,617     $21,374    $11,118    $44,109
                                   --------     -------    --------    -------
                                   --------     -------    --------    -------

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reporting by geographical areas are as follows:

                                                       Years Ended December 31,
                                                 -------------------------------------
                                                    1994          1995         1996
                                                 -----------  ------------  ----------
                                                               (in thousands)
Operating income (loss):
  U.S.  . . . . . . . . . . . . . . . . . . .     $ (2,261)      $ 2,052     $ (2,021)
  Israel  . . . . . . . . . . . . . . . . . .       (2,180)         (558)       4,022
                                                  ---------      --------    ---------
    Total . . . . . . . . . . . . . . . . . .     $ (4,441)      $ 1,494     $  2,001
                                                  ---------      --------    ---------
                                                  ---------      --------    ---------

                                                                      December 31,
                                                               -----------------------
                                                                  1995         1996
                                                               -----------  ----------
                                                                     (in thousands)
Identifiable assets:
  U.S.  . . . . . . . . . . . . . . . . . . .                    $ 24,251    $ 28,711
  Israel  . . . . . . . . . . . . . . . . . .                       7,013      12,671
                                                                 --------    --------
    Total . . . . . . . . . . . . . . . . . .                    $ 31,264    $ 41,382
                                                                 --------    --------
                                                                 --------    --------

Significant customers are as follows:

                                                       Years Ended December 31,
                                                 -------------------------------------
                                                    1994          1995         1996
                                                 -----------  ------------  ----------

Customers comprising 10% or more of the Company's
  total revenues for the period indicated:
    A . . . . . . . . . . . . . . . . . . . . . . 48%          10%          38%
    B . . . . . . . . . . . . . . . . . . . . . .  -           27%           -
    C . . . . . . . . . . . . . . . . . . . . . .  -            -           16%


                               ZORAN CORPORATION
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)


                                                                         Quarters Ended
                                    ---------------------------------------------------------------------------------------
                                    March 31,   June 30,   Sept. 30,  Dec. 31,   March 31,   June 30,   Sept. 30,   Dec.31,
                                      1995       1995        1995      1995        1996        1996       1996       1996
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
                                                                  (in thousands, except per share data)
Revenues:
  Product sales . . . . . . .       $ 3,415     $ 3,662    $ 5,322    $ 5,687    $ 6,381     $ 8,721     $10,067    $10,334
  Development and licensing .         1,246         980      1,367      1,785      1,187       2,306       2,302      2,811
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
    Total revenues  . . . . .         4,661       4,642      6,689      7,472      7,568      11,027      12,369     13,145
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------

Costs and expenses:
  Cost of product sales . . .         1,755       1,903      2,610      3,038      3,425       5,290       5,563      5,984
  Research and development  .         1,326       1,370      1,528      1,692      1,580       1,720       2,785      2,869
  Selling, general and
    administrative  . . . . .         1,221       1,622      1,938      1,967      2,063       3,152       2,961      2,563
  Merger and related  . . . .             -           -          -          -          -           -           -      2,153
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
     Total costs and
      expenses  . . . . . . .         4,302       4,895      6,076      6,697      7,068      10,162      11,309     13,569
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------

Operating income (loss) . . .           359        (253)       613        775        500         865       1,060       (424)
Interest and other income
  (expense), net  . . . . . .           (78)        (64)       (30)        25        244         297         208        278
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
Income (loss) before taxes  .           281        (317)       583        800        744       1,162       1,268       (146)
Provision for income taxes  .           109        (133)       213        210         83         149         136        297
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
Net income (loss) . . . . . .        $  172     $  (184)    $  370     $  590     $  661     $ 1,013     $ 1,132    $  (443)
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
Net income (loss) per share .        $ 0.02     $ (0.02)    $ 0.04     $ 0.07     $ 0.06     $  0.10     $  0.10    $ (0.04)
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
Weighted average common
  shares and equivalents  . .         8,410       8,395      8,284      8,501     10,175      10,600      10,851     11,020
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------
                                    ---------   --------   --------  ---------   ---------   --------   ---------   -------

                                     54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal No. 1
- Election of Directors" and in Part I of this Report under the heading "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading "Executive Compensation."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Principal Stockholders and Share Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Certain Transactions."

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)       The following documents are filed as a part of this report:

                    (1)       Financial Statements.

                    See Index to Consolidated Financial Statements at page 35 of this report.


                    (2)       Financial Statement Schedules.

                    All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

                    (3)       Exhibits.

                    The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

          (b)       Reports on Form 8-K during the quarter ended December 31,
                    1996:

                    On October 24, 1996, the Company filed a Report on Form 8-K, pursuant to Item 5 thereof, reporting that it had agreed to acquire CompCore pursuant to the Agreement and Plan of Reorganization dated October 20, 1996 among the Company, CompCore and See Acquisition Corporation, a wholly-owned subsidiary of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ZORAN CORPORATION


                                   By:   /s/ Levy Gerzberg
                                      ------------------------------------------
                                       Levy Gerzberg, President and
                                       Chief Executive Officer

Dated:  March 31, 1997.


                                POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Levy Gerzberg and Ami Kraft, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purpose as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                     Title                                           Date
       ---------                     -----                                           ----
 /s/ Levy Gerzberg       President, Chief Executive Officer and Director        March 31, 1997
----------------------   (Principal Executive Officer)
 Levy Gerzberg

 /s/ Ami Kraft           Vice President, Finance and Chief Financial Officer    March 31, 1997
----------------------   (Principal Financial and Accounting Officer)
 Ami Kraft

 /s/ Uzia Galil          Chairman of the Board of Directors                     March 31, 1997
----------------------
 Uzia Galil

 /s/ George T. Haber     Director                                               March 31, 1997
----------------------
 George T. Haber

 /s/ Arie Kahana         Director                                               March 31, 1997
----------------------
 Arie Kahana

 /s/ James D. Meindl     Director                                               March 31, 1997
----------------------
 James D. Meindl

/s/ Arthur B. Stabenow   Director                                               March 31, 1997
----------------------
 Arthur B. Stabenow

/s/ Philip M. Young      Director                                               March 31, 1997
---------------------
 Philip M. Young


                                   EXHIBIT INDEX


                                   Exhibit Title
                                   -------------
 Exhibit
 Number
---------
 2.1(1) Agreement and Plan of Reorganization dated October 20, 1996 among the Registrant, See Acquisition Corporation and CompCore Multimedia, Inc. (the "CompCore Acquisition Agreement").

 3.1(2)    Form of Restated Certificate of Incorporation of the Registrant.

 3.2(3)    Bylaws of the Registrant, as amended.

 4.1(4) Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1(4)   1993 Stock Option Plan, as amended.

*10.2(4)   1995 Outside Directors Stock Option Plan.

*10.3(5)   Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(4)   Form of Indemnity Agreement for officers and directors.

+10.5(4) Agreement dated June 28, 1991 between the Registrant and Fujifilm Microdevices Co., Ltd. ("Fujifilm"), as amended.

+10.6(4)   Agreement dated July 27, 1992 between the Registrant and Fujifilm.

 10.7(4) Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.

 10.10(4) Office Leases dated August 4, 1995 between the Registrant and Koll/Intereal Bay Area.

 10.11(4) Lease Agreement dated October 1, 1992 between the Registrant's subsidiary, Zoran Microelectronics Ltd. ("ZML"), and Matam-Haifa Scientific Industries Center Ltd.

+10.12(4)  License Agreement for ZR33891 Digital Filter Processor dated June 8,
           1995 between the Registrant and Atmel Corporation ("Atmel").

+10.13(4)  License Agreement for ZR34325 Vector Signal Processor dated June 8,
           1995 between the Registrant and Atmel.

+10.14(4)  Cooperation and Project Funding Agreement dated June 16, 1991 between
           ZML and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF").

+10.15(4)  Cooperation and Project Funding Agreement dated June 9, 1992 between
           ZML and BIRDF.

 10.16(4) Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the "Chief Scientist"), together with ZML's Letter of Undertaking dated September 4, 1994.

 10.17(4) Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML's Letter of Undertaking dated September 4, 1994.

 10.18(4) Loan Agreements dated July 25, 1995, August 1, 1995, August 15, 1995, August 31, 1995 and November 1, 1995 between ZML and the Israel Discount Bank.

 10.20(4) Form of Stock Purchase Warrant issued to purchasers of 10% Senior Convertible Promissory Notes.

 10.21(4) Form of Stock Purchase Warrant issued to purchasers of Series K Preferred Stock.

+10.28(4)  Agreement dated December 13, 1995 between the Registrant and Tower
           Semiconductor Ltd.

 10.29(6) Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

 10.30(7) Memorandum of Understanding Dated April 23, 1996 between ZML and IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

 10.31     CompCore Acquisition Agreement.  Reference is made to Exhibit 2.1.

*10.32 Employment Agreement dated October 20, 1996 between the Registrant and George T. Haber, effective December 27, 1996 (included as Exhibit B-1 to the CompCore Acquisition Agreement).

 11.1      Computation of Net Income (Loss) Per Share.

 16.1(4)   Letter from Ernst & Young LLP re change in certifying accountant.

 21.1      List of subsidiaries of the Registrant.

 23.1      Consent of Price Waterhouse LLP.

 24.1 Power of Attorney. Reference is made to Page 58 of this Report on Form 10-K.

 27        Financial Data Schedule.


-------------------
* Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

+    Confidential treatment has been granted as to a portion of this Exhibit.

(1) Incorporated by reference to identically numbered exhibit to Registrant's Form S-4 Registration Statement (No. 333-16081), which became effective on December 4, 1996.

(2) Incorporated by reference to Exhibit 3.2 to Registrant's Form SB-2 Registration Statement (No. 33-98630-LA), which became effective on December 14, 1995 (the "1995 Registration Statement").

(3)  Incorporated by reference to Exhibit 3.3 to the 1995 Registration
     Statement.

(4) Incorporated by reference to identically numbered exhibit to the 1995 Registration Statement.

(5) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended December 31, 1995.

(6) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q").

(7)  Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.