Form 10-Q
period 1997-03-31
ZORAN CORP \DE\
filed 1997-05-13
CIK 1003022

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                  ----------------

                                      FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                 or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                            Commission File Number:  0-27246


                                  ZORAN CORPORATION
                (Exact name of registrant as specified in its charter)


    DELAWARE                                              94-2794449
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


              3112 SCOTT BOULEVARD, SANTA CLARA, CALIFORNIA 95054
         (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (408) 919-4111


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X                      No
                                 ----                      ----


The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of May 5, 1997 was 9,310,771.

                               ZORAN CORPORATION

                                    INDEX

                                                                     PAGE NO.
                                                                     --------

                        PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets
                       March 31, 1997 and December 31, 1996             3

                    Condensed Consolidated Income Statements
                       Three Months Ended March 31, 1997 and 1996       4

                    Condensed Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 1997 and 1996       5

                    Notes to Condensed Consolidated Financial
                       Statements                                       6

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         7



                           PART II.   OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                              15

                              ZORAN CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                (UNAUDITED)

                                                        MARCH 31,     DECEMBER 31,
                                                          1997            1996
                                                        ---------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                             $  9,741      $  11,176
  Short-term investments                                  11,865         12,243
  Accounts receivable, net                                 9,275         11,088
  Inventory                                                1,039          1,799
  Prepaid expenses and other current assets                1,529          1,219
                                                       ---------      ---------
    Total current assets                                  33,449         37,525


Property and equipment, net                                4,380          3,857
                                                       ---------      ---------

    Total assets                                       $  37,829      $  41,382
                                                       ---------      ---------
                                                       ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  2,709      $  5,868
  Accrued expenses and other liabilities                   5,881         6,984
                                                       ---------     ---------
    Total current liabilities                              8,590        12,852
                                                       ---------     ---------

Stockholders' equity:
  Common Stock, $0.001 par value;
    20,000,000 shares authorized;
    9,168,651 and 9,029,365 shares
    issued and outstanding                                     9             9
  Additional paid-in capital                              77,887        77,855
  Accumulated deficit                                    (48,657)      (49,334)
                                                       ---------     ---------
    Total stockholders' equity                            29,239        28,530
                                                       ---------     ---------

    Total liabilities and stockholders' equity         $  37,829     $  41,382
                                                       ---------     ---------
                                                       ---------     ---------


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ZORAN CORPORATION
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                 ------------------------
                                                    1997          1996
                                                 ----------    ----------
Revenues:
  Product sales                                  $  6,316      $  6,381
  Software, licensing and development               3,751         1,187
                                                 --------       -------
    Total revenues                                 10,067         7,568
                                                 --------       -------

Costs and expenses:
  Cost of product sales                             3,526         3,425
  Research and development                          3,312         1,580
  Selling, general and administrative               2,604         2,063
                                                 --------       -------
    Total costs and expenses                        9,442         7,068
                                                 --------       -------

Operating income                                      625           500
Interest and other income (expense), net              278           244
                                                 --------       -------

Income before income taxes                            903           744
Provision for income taxes                            226            83
                                                 --------       -------

Net income                                       $    677      $    661
                                                 --------       -------
                                                 --------       -------

Net income per share                             $   0.06      $   0.06
                                                 --------       -------
                                                 --------       -------

Weighted average common shares
  and equivalents                                  11,070        10,175
                                                 --------       -------
                                                 --------       -------



                The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              ZORAN CORPORATION
              CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                           1997          1996
                                                          ------        ------
Cash flows from operating activities:
  Net income                                              $  677       $   661
  Adjustments:
    Depreciation and amortization                            379           264
    Changes in assets and liabilities:
      Accounts receivable                                  1,813          (931)
      Inventory                                              760            69
      Prepaid expenses and other current assets             (310)          (73)
      Accounts payable                                    (3,159)           48
      Accrued expenses and other liabilities              (1,103)          537
                                                        --------      --------
        Net cash provided by (used in) operating
          activities                                        (943)          575
                                                        --------      --------

Cash flows from investing activities:
  Sales (purchases) of short-term investments, net           378       (15,490)
  Expenditures for property and equipment                   (892)         (658)
                                                        --------      --------
        Net cash used in investing activities               (514)      (16,148)
                                                        --------      --------

Cash flows from financing activities:
  Repayment of debt                                            -           (93)
  Proceeds from issuance of Common Stock, net                 22         3,591
                                                        --------      --------
        Net cash provided by financing activities             22         3,498
                                                        --------      --------

Net decrease in cash and cash equivalents                 (1,435)      (12,075)

Cash and cash equivalents at beginning of period          11,176        21,438
                                                        --------      --------

Cash and cash equivalents at end of period              $  9,741      $  9,363
                                                        --------      --------
                                                        --------      --------


                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                                  ZORAN CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Financial statements for the three months ended March 31, 1996 have been restated to reflect the acquisition of CompCore Multimedia, Inc. ("CompCore") in December 1996 which was accounted for as a pooling of interests. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   BALANCE SHEET COMPONENTS

                                        March 31,        December 31,
                                          1997               1996
                                        ---------        ------------
Inventories (in thousands):
  Work-in-process                        $    165            $    382
  Finished goods                              874               1,417
                                         --------            --------
                                         $  1,039            $  1,799
                                         --------            --------
                                         --------            --------

3.   INCOME TAXES

     The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim period. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

4.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon exercise of stock options and warrants (using the treasury stock method).

5.   FAS 128 SAB 74 REQUIREMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement is effective for periods ending after December 15, 1997 and redefines earnings per share under generally accepted accounting principals. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the quarter ended March 31, 1997, the Company's earnings per share would have been as follows:

                                       Three Months Ended March 31,
                                       ----------------------------
                                             1997       1966
                                            -----      -----
Basic earnings per share                    $0.07      $0.08
Diluted earnings per share                   0.06       0.06

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS" AND DISCUSSED MORE FULLY IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

OVERVIEW

     From the Company's inception in 1981 through 1991, the Company derived the substantial majority of its revenue from digital filter processors ("DFPs") and vector signal processors ("VSPs") used principally in military, industrial and medical applications. In 1989, the Company repositioned its business to develop and market integrated circuits designed to compress video and audio data for commercial and consumer applications in evolving multimedia markets. At that time, the Company discontinued development of DFP and VSP products, and in mid-1994, the Company advised its customers that it was discontinuing production of these products. DFP and VSP products are not expected to contribute significant revenues in future periods. The Company's current lines of multimedia compression products include JPEG-based products used in video editing systems and filmless digital cameras, MPEG-based products used in video playback and Dolby Digital-based audio products used in movie and home theater systems and DVD players which have been recently introduced by several manufacturers.

     In December 1996, the Company acquired CompCore, a designer of cores for video and audio decoder integrated circuits and a provider of software-based compression products. The Company issued approximately 2.0 million shares of Zoran Common Stock in exchange for all of the outstanding Common Stock of CompCore. The Company also assumed all outstanding options to purchase CompCore Common Stock which were exchanged for options to purchase approximately 900,000 shares of Zoran Common Stock. The acquisition was accounted for as a pooling of interests, and the financial statements of the Company and the information herein have been restated to include the results of CompCore for all periods.

     Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume sales to high-volume production sales rather than by factors related to product life cycles. During 1996 and 1997, the Company reduced its ASPs on certain multimedia products in order to better penetrate the consumer market. The Company believes that, as its multimedia product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its multimedia products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

     The Company sells its products, either directly or through distributors or independent sales representatives, to OEMs worldwide. Sales prices to distributors are generally lower than prices for direct sales, as distributors are responsible for certain sales and marketing expenses, maintenance of inventories and customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Sales in Japan are primarily made through Fujifilm Microdevices Co., Ltd. ("Fujifilm"), the Company's strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than Zoran's other distributors.

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

     The Company conducts a substantial portion of its research and development and certain sales and marketing and administrative operations in Israel through its wholly-owned Israeli subsidiary. As a result, certain expenses are incurred in Israeli shekels. Until May 1995, substantially all of the Company's product sales were made from the Company's U.S. facility.
In May 1995, the Company restructured its manufacturing and sales organizations and began selling a portion of its products directly from its facility in Israel. To date, substantially all of the Company's product sales and its software, licensing and development revenue have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company expects that most of its revenues and costs of product sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce is exposure to such fluctuations. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.

RESULTS OF OPERATIONS

REVENUES

     Total revenues for the quarter ended March 31, 1997 were $10.1 million, an increase of 33% from $7.6 million for the same period in 1996. Product sales of $6.3 million for the current quarter were approximately the same as the first quarter of last year. Unit sales of the Company's JPEG-based products increased during the current quarter compared to the comparable quarter last year. Despite the increase in unit sales, revenue from this product line declined slightly due to a shift in product mix toward lower priced, higher volume devices such as lower cost desk-top video editing products and digital filmless cameras. Due to the continued delays in the development of the DVD market and uncertainty regarding the timing of volume production and shipment of DVD players, unit sales and revenues of the Company's Dolby Digital audio compression ICs decreased. These sales decreases were almost entirely offset by increased unit sales of other
products.   Software, licensing and development revenue of $3.8 million for the quarter ended March 31, 1997 more than tripled compared to the first quarter of 1996. This increase was due to the higher unit volume of software and hardware products sold by the Company's customers and significant new licensing contracts.

     Sales to Fujifilm, the Company's strategic partner and distributor in Japan, as well as an OEM customer, accounted for 10% of the Company's total revenues in the quarter ended March 31, 1997 compared to 13% in the comparable 1996 quarter. Three other customers accounted for 20%, 8% and below 1% of total revenues in the current quarter compared to 29%, below 1% and 19%, respectively, in the quarter ended March 31, 1996.

PRODUCT GROSS PROFIT

     Product gross margin was 44% during the quarter ended March 31, 1997, compared to 46% in the first quarter of 1996. The margin rate decrease was primarily due to a shift in product mix to higher unit volume sales of relatively lower priced, lower margin JPEG-based devices. The Company's product gross margin is dependent on product mix and on the percentage of products sold directly to the Company's OEM customers versus indirectly through its marketing partners who purchase the Company's products at lower prices but absorb most of the associated marketing and sales support expenses. The Company expects product and customer mix to continue to fluctuate in future quarters, causing further fluctuations in margins.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses of $3.3 million for the quarter ended March 31, 1997 were approximately 110% above the comparable period of 1996. The increase was a result of the planned growth in the Company's development capabilities in conjunction with the Company's growth in general and its increased software, licensing and development revenue. The Company continues to believe that significant investments in R&D are required for it to remain competitive, and anticipates that such expenses in terms of absolute dollars may increase in future periods, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses increased 26% to $2.6 million for the current quarter from $2.1 million for the first quarter of 1996. SG&A expenses, however, decreased slightly as a percentage of total revenues. The increase in absolute dollars for the current period was due primarily to increased sales, marketing and applications infrastructure growth to support increased sales levels and increased administrative expenses associated the Company's status as a publicly-traded company. The Company expects that SG&A expenses may continue to increase in order to support the growth of the Company.

INTEREST AND OTHER INCOME (EXPENSE), NET

     Net interest and other income and expense resulted in net other income of $278,000 for the quarter ended March 31, 1997, compared to $244,000 for the comparable quarter last year. The increase resulted primarily from decreased interest expense as a result of the repayment of the Company's remaining debt during 1996.

PROVISION FOR INCOME TAXES

     The Company's estimated effective tax rate increased to 25% for the current year from 11% last year. The increase was primarily due to taxes on income in excess of the net operating loss carryover limitation and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net proceeds from the initial public offering of the Company's Common Stock (the "IPO") in December 1995 and the exercise of certain warrants in connection with the IPO totaled $17.5 million. The Company also received net proceeds of $3.5 million in January 1996 upon the exercise of the underwriters' over-allotment option. At March 31, 1997, the Company had $21.6 million of cash, cash equivalents and short-term investments.

     The Company's operating activities used cash of $943,000 in the quarter ended March 31, 1997. Cash used in operating activities reflected changes in working capital, partially offset by net income and depreciation and amortization. The principal change in working capital during the quarter was a decrease in accounts payable and accrued expenses of $4.3 million due partially to payments of expenses related to the acquisition of CompCore in December 1996. During the quarter, the Company's capital expenditures were $892,000. The Company had no bank debt at December 31, 1996 or at March 31, 1997.

     The Company believes that its current balances of cash, cash equivalents and short-term investments and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through the balance of 1997.

FUTURE PERFORMANCE AND RISK FACTORS

     THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

     PRODUCT CONCENTRATION; EVOLVING MARKETS. Since the Company's markets are still evolving, only a limited number of commercial and consumer products that incorporate the Company's integrated circuits are currently in volume production. Current applications for the Company's products include professional and consumer video editing systems, PC-based and stand-alone video CD and DVD players, digital audio systems, filmless digital cameras and video conferencing systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications. Sales of audio products accounted for an increased percentage of product sales in 1996. The Company expects that sales of its devices for digital audio and video editing applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

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

     RECENTLY COMPLETED ACQUISITION. On December 27, 1996, the Company acquired CompCore. The managements of the Company and CompCore have completed the merger with the expectation that the merger will result in beneficial synergies for the companies. Achieving the anticipated benefits of the merger will depend in part upon whether the integration of the two companies businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies will require, among other things, integration of the companies respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of certain operations following the merger will require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the combined company. Failure to successfully accomplish the integration of the two companies' operations could have a material adverse effect on the combined company's business, financial condition or results of operations.

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

     COMPETITION; PRICING PRESSURES. The Company's existing and potential competitors include large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining ASPs and rapid product obsolescence.

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

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of development revenue, changes in the mix of products sold and the mix of distribution channels employed and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and software and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customers' products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. To date, the Company's operating results have not been materially affected by seasonal factors. However, as markets for consumer products incorporating the Company's integrated circuits mature, the Company expects that sales will tend to be stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

     MANAGEMENT OF GROWTH. The Company has recently experienced rapid growth and expansion which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and has resulted, and will continue to result, in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls. Many of the Company's key operations, including the major portion of its research and development and a significant portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its research and development and administrative personnel, including its President and Chief Executive Officer, are based in the United States. The geographic separation of these operations is likely to place additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

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

     A substantial portion of the Company's research and development and sales operations are located in the State of Israel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli shekels, thereby subjecting the Company to the risk of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. There can be no assurance that such factors will not have a material adverse effect of the Company's business, operating results or financial condition.

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

                     PART II.     OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 10.33 Sub-Sublease dated April 1, 1997 between Integrated Silicon Solution, Inc. and Zoran Corporation.

                 11.1     Statement re:  Computation of Net Income Per Share

                 27       Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed one report on Form 8-K during the three months ended March 31, 1997. The report was filed on January 10, 1997 and reported, under Item 2, the acquisition of CompCore. No financial statements were filed as a part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ZORAN CORPORATION



Date:  May 12, 1997                  /s/  Levy Gerzberg
                                     ----------------------------
                                     Levy Gerzberg
                                     President
                                     Chief Executive Officer


Date:   May 12, 1997                 /s/  Ami Kraft
                                     ----------------------------
                                     Ami Kraft
                                     Vice President, Finance
                                     Chief Financial Officer