Form 10-Q
period 1997-06-30
ZORAN CORP \DE\
filed 1997-08-11
CIK 1003022

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    --------------

                                      FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                          or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of August 4, 1997 was 9,485,381.

                                  ZORAN CORPORATION

                                        INDEX

                                                                   PAGE NO.
                                                                   --------

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
             June 30, 1997 and December 31, 1996                        3

           Condensed Consolidated Income Statements
             Three and Six Months Ended June 30, 1997 and 1996          4

           Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1997 and 1996                    5


           Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                7



                             PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders           14

Item 6.  Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                             15

                                  ZORAN CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)


                                                       JUNE 30,     DECEMBER 31,
                                                         1997           1996
                                                      ---------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                           $   8,491      $  11,176
  Short-term investments                                 12,908         12,243
  Accounts receivable, net                               11,299         11,088
  Inventory                                                 736          1,799
  Prepaid expenses and other current assets               1,335          1,219
                                                      ---------      ---------
     Total current assets                                34,769         37,525


Property and equipment, net                               4,957          3,857
                                                      ---------      ---------

     Total assets                                     $  39,726      $  41,382
                                                      ---------      ---------
                                                      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   2,758       $  5,868
  Accrued expenses and other liabilities                  6,486          6,984
                                                      ---------      ---------
     Total current liabilities                            9,244         12,852
                                                      ---------      ---------


Stockholders' equity:
  Common Stock, $0.001 par value;
     20,000,000 shares authorized;
     9,467,088 and 9,029,365 shares
     issued and outstanding                                   9              9
  Additional paid-in capital                             78,114         77,855
  Accumulated deficit                                   (47,641)       (49,334)
                                                      ---------      ---------
     Total stockholders' equity                          30,482         28,530
                                                      ---------      ---------

     Total liabilities and stockholders' equity       $  39,726       $ 41,382
                                                      ---------      ---------
                                                      ---------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ZORAN CORPORATION
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      -------------------------     ------------------------
                                                          1997           1996           1997          1996
                                                      -------------------------     ------------------------
Revenues:
  Product sales                                        $  6,216       $  8,721      $  12,532      $  15,102
  Software, licensing and development                     3,036          2,306          6,787          3,493
                                                      -------------------------     ------------------------
     Total revenues                                       9,252         11,027         19,319         18,595
                                                      -------------------------     ------------------------

Costs and expenses:
  Cost of product sales                                   2,478          5,290          6,004          8,715
  Research and development                                3,203          1,720          6,515          3,300
  Selling, general and administrative                     2,567          3,152          5,171          5,215
                                                      -------------------------     ------------------------
     Total costs and expenses                             8,248         10,162         17,690         17,230
                                                      -------------------------     ------------------------

Operating income                                          1,004            865          1,629          1,365
Interest and other income, net                              350            297            628            541
                                                      -------------------------     ------------------------

Income before income taxes                                1,354          1,162          2,257          1,906
Provision for income taxes                                  338            149            564            232
                                                      -------------------------     ------------------------

Net income                                             $  1,016       $  1,013       $  1,693       $  1,674
                                                      -------------------------     ------------------------
                                                      -------------------------     ------------------------

Net income per share                                   $   0.09       $   0.10       $   0.15       $   0.16
                                                      -------------------------     ------------------------
                                                      -------------------------     ------------------------

Weighted average common shares
  and equivalents                                        11,036         10,600         11,053         10,388
                                                      -------------------------     ------------------------
                                                      -------------------------     ------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                       -----------------------
                                                          1997          1996
                                                       ---------      --------
Cash flows from operating activities:
  Net income                                           $  1,693       $  1,674
  Adjustments:
    Depreciation and amortization                           777            584
    Changes in assets and liabilities:
      Accounts receivable                                  (211)        (6,738)
      Inventory                                           1,063            368
      Prepaid expenses and other current assets            (116)          (400)
      Accounts payable                                   (3,110)           (93)
      Accrued expenses and other liabilities               (498)           872
                                                       ---------      --------
        Net cash used in operating activities              (402)        (3,733)
                                                       ---------      --------

Cash flows from investing activities:
  Purchases of short-term investments, net                 (665)       (16,577)
  Expenditures for property and equipment                (1,857)        (1,331)
                                                       ---------      --------
        Net cash used in investing activities            (2,522)       (17,908)
                                                       ---------      --------

Cash flows from financing activities:
  Repayment of debt                                           -           (165)
  Proceeds from issuance of Common Stock, net               239          3,740
                                                       ---------      --------
        Net cash provided by financing activities           239          3,575
                                                       ---------      --------

Net decrease in cash and cash equivalents                (2,685)       (18,066)

Cash and cash equivalents at beginning of period         11,176         21,438
                                                       ---------      --------

Cash and cash equivalents at end of period             $  8,491       $  3,372
                                                       ---------      --------
                                                       ---------      --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ZORAN CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Financial statements for the three and six months ended June 30, 1996 have been restated to reflect the acquisition of CompCore Multimedia, Inc. ("CompCore") in December 1996 which was accounted for as a pooling of interests. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


2.   BALANCE SHEET COMPONENTS
                                             June 30,          December 31,
                                               1997                1996
                                            ----------        -------------
Inventories (in thousands):
    Work-in-process                         $     218            $      382
    Finished goods                                518                 1,417
                                            ----------           ----------
                                            $     736            $    1,799
                                            ----------           ----------
                                            ----------           ----------


3.  INCOME TAXES

    The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.


4.  NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon exercise of stock options and warrants (using the treasury stock method).


5.  FAS 128 SAB 74 REQUIREMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement is effective for periods ending after December 15, 1997 and redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the periods ended June 30, 1997, the Company's earnings per share would have been as follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                         ----------------------------  -------------------------
                             1997          1996            1997          1996
                          ----------    ----------      ----------    ----------
Basic earnings per share    $0.11         $0.12           $0.18          $0.19
Diluted earnings per share   0.09          0.10            0.15           0.16

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

OVERVIEW

    From the Company's inception in 1981 through 1991, the Company derived the substantial majority of its revenue from digital filter processors ("DFPs") and vector signal processors ("VSPs") used principally in military, industrial and medical applications. In 1989, the Company repositioned its business to develop and market data compression products for the evolving multimedia markets and discontinued development of DFP and VSP products. In 1994, the Company discontinued production of these products which are not expected to contribute significant revenues in future periods. The Company's current lines of multimedia compression products include JPEG-based products used in video editing systems and filmless digital cameras, MPEG-based products used in video playback and Dolby Digital-based audio products used in movie and home theater systems and DVD players which have been recently introduced by several manufacturers.

    In December 1996, the Company acquired CompCore, a provider of software-based compression products and a designer of cores for video and audio decoder integrated circuits. The Company issued approximately 2.0 million shares of Zoran Common Stock in exchange for all of the outstanding Common Stock of CompCore. The Company also assumed all outstanding options to purchase CompCore Common Stock which were exchanged for options to purchase approximately 900,000 shares of Zoran Common Stock. The acquisition was accounted for as a pooling of interests, and the financial statements of the Company and the information herein have been restated to include the results of CompCore for all periods.

    Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. During 1996 and 1997, the Company reduced its ASPs on certain products in order to better penetrate the consumer market. The Company believes that, as its product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

    The Company sells its products, either directly or through distributors or independent sales representatives, to OEMs worldwide. Sales prices to distributors are generally lower than prices for direct sales, as distributors are responsible for certain sales and marketing expenses, maintenance of inventories and customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm Microdevices Co., Ltd. ("Fujifilm"), the Company's strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than Zoran's other distributors.

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

    The Company conducts a substantial portion of its research and development and certain sales and marketing and administrative operations in Israel through its wholly-owned Israeli subsidiary. As a result, certain expenses are incurred in Israeli shekels. Until May 1995, substantially all of the Company's product sales were made from the Company's U.S. facility.
In May 1995, the Company restructured its manufacturing and sales organizations and began selling a portion of its products directly from its facility in Israel. To date, substantially all of the Company's revenues have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company expects that most of its revenues and costs of product sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter and six months ended June 30, 1997 were $9.3 million and $19.3 million, respectively, a decrease of 16% and increase of 4% compared to the same periods in 1996. Product sales of $6.2 million and $12.5 million for the current quarter and six months, respectively, decreased by 29% and 17%, respectively, compared to the same periods last year. The decreases in product sales resulted from unit sales and revenue decreases for the Company's Dolby Digital audio compression ICs sold through Fujifilm due to delays in the development of the DVD market and uncertainty regarding the timing of volume production and shipment of DVD players. These decreases were partially offset by unit sales and revenue increases for the Company's JPEG-based products used in desktop video editing and digital filmless cameras. Software, licensing and development revenue of $3.0 million and $6.8 million for the quarter and six months ended June 30, 1997, respectively, increased by 32% and 94% compared to the same periods last year due to significant new development and licensing contracts and the higher unit volume of software and hardware products sold by the Company's customers.

    Customers comprising a significant portion of the Company's total revenue for the respective periods were as follows:

                   Three Months Ended June 30,      Six Months Ended June 30,
                   ---------------------------      -------------------------
                       1997         1996               1997         1996
                       ----         ----               ----         ----
    A                   23%           4%                18%           3%
    B                   13%          38%                12%          28%
    C                    9%          15%                15%          21%
    D                   --            6%                --           11%

PRODUCT GROSS PROFIT

    Product gross margin was 60% for the quarter ended June 30, 1997, compared to 44% for the prior quarter ended March 31, 1997 and 39% for the quarter ended June 30, 1996. Product gross margin was 52% for the six months ended June 30, 1997, compared to 42% for the six months ended June 30, 1996. The increases for the current quarter and six months were due to a product sales mix that included an increased percentage of higher margin product, an increased percentage of products sold directly to OEM customers and lower manufacturing costs during the current quarter. The Company's product gross margin is dependent on product mix and on the percentage of products sold directly to the Company's OEM customers versus indirectly through its marketing partners who purchase the Company's products at lower prices but absorb most of the associated marketing and sales support expenses. The Company expects product and customer mix to continue to fluctuate in future quarters, causing further fluctuations in margins.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses of $3.2 million and $6.5 million for the quarter and six months ended June 30, 1997, respectively, were 86% and 97% above the comparable periods in 1996. The increases were a result of the planned enhancement of the Company's technology and development capabilities in conjunction with the Company's growth in general and its increased software, licensing and development revenue. R&D expenses during the current quarter and six month periods increased as a percentage of total revenues compared to the same periods last year due to the above factors and the decrease in product sales. The Company continues to believe that significant investments in R&D are required for it to remain competitive, and anticipates that such expenses in terms of absolute dollars will increase in future periods, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses decreased 19% from the second quarter of 1996 to $2.6 million for the current quarter and decreased slightly compared to last year as a percentage of total revenues. SG&A expenses for the six months ended June 30, 1997 decreased slightly compared to last year in amount and as a percentage of total revenues. The decrease for the current quarter was due primarily to certain expenses at non-recurring levels in the prior year and lower sales related expenses in the current quarter. The Company expects that future SG&A expenses will increase in order to support the anticipated growth of the Company.

INTEREST AND OTHER INCOME, NET

    Net interest and other income of $350,000 and $628,000 for the quarter and six months ended June 30, 1997, respectively, represented increases of 18% and 16% compared to the same periods last year. The increase resulted primarily from decreased interest expense as a result of the repayment of the Company's remaining debt during 1996.

PROVISION FOR INCOME TAXES

    The Company's estimated effective tax rate increased to 25% for the current year from 11% last year. The increase was primarily due to taxes on income in excess of the net operating loss carryover limitation and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Net proceeds from the initial public offering of the Company's Common Stock (the "IPO") in December 1995 and the exercise of certain warrants in connection with the IPO totaled $17.5 million. The Company also received net proceeds of $3.5 million in January 1996 upon the exercise of the underwriters' over-allotment option. At June 30, 1997, the Company had $21.4 million of cash, cash equivalents and short-term investments.

    The Company's operating activities used cash of $402,000 in the six months ended June 30, 1997. Cash used in operating activities reflected changes in working capital, partially offset by net income and depreciation and amortization. The principal change in working capital during the six months was a decrease in accounts payable and accrued expenses of $3.6 million due partially to payments of expenses related to the acquisition of CompCore in December 1996. In addition, inventory decreased by $1.1 million due primarily to the continued high level of shipments at the end of the period, planned reductions of inventory levels of certain older products and higher than anticipated demand for certain new products. During the six months ended June 30, 1997, the Company's capital expenditures were $1.9 million. The Company had no bank debt at December 31, 1996 or at June 30, 1997.

    The Company believes that its current balances of cash, cash equivalents and short-term investments and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through at least the next twelve months.

FUTURE PERFORMANCE AND RISK FACTORS

    THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

    PRODUCT CONCENTRATION; EVOLVING MARKETS. Since the Company's markets are still evolving, only a limited number of commercial and consumer products that incorporate the Company's integrated circuits are currently in volume production. Current applications for the Company's products include professional and consumer video editing systems, PC-based and stand-alone video CD and DVD players, digital audio systems, filmless digital cameras and video conferencing systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications. While sales of audio products accounted for an increased percentage of product revenues in 1996, video editing applications continued to account for the largest percentage of the Company's product sales. Delays in the development of the DVD market have resulted in decreased sales of the Company's audio products in 1997 compared to 1996.
The Company expects that sales of its devices for video capture and editing applications and digital audio applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

    The emergence of markets for the Company's integrated circuits will be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform with certain current industry standards. There can be no assurance that manufacturers will continue to follow these standards or that competing standards will not emerge which will be preferred by manufacturers. The emergence of markets for the Company's products is also dependent in part upon third-party content providers developing and marketing content for end-user systems, such as video and audio playback systems, in a format compatible with the Company's products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

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

    RECENTLY COMPLETED ACQUISITION. On December 27, 1996, the Company acquired CompCore. The managements of the Company and CompCore have completed the merger with the expectation that the merger will result in beneficial synergies for the companies. Achieving the anticipated benefits of the merger will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of certain operations following the merger will require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the combined company. In addition, certain former key employees of CompCore are no longer with the Company or are working a reduced amount of time. There is no assurance that this will not continue to occur. Failure to successfully accomplish the integration of the two companies' operations could have a material adverse effect on the combined company's business, financial condition or results of operations.

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

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of licensing and development revenue, changes in the mix of products sold and the mix of distribution channels employed and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and software and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customers' products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or licensing or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. To date, the Company's operating results have not been materially affected by seasonal factors. However, as markets for consumer products incorporating the Company's integrated circuits mature, the Company expects that sales will tend to be stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the

Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

    MANAGEMENT OF GROWTH. The Company has recently experienced rapid growth and expansion which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and has resulted, and will continue to result, in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls. Many of the Company's key operations, including the major portion of its research and development and a significant portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its research and development and administrative personnel, including its President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations is likely to place additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

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

    A substantial portion of the Company's research and development and sales operations are located in the State of Israel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli shekels, thereby subjecting the Company to the risk of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

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

                            PART II.     OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's 1997 Annual Meeting of Stockholders was held on June 6, 1997. At the meeting the following seven persons nominated by management were elected to serve as directors of the Company:
                                               Shares
                                       -----------------------
         Nominee                       Voted For      Withheld
         --------------------          ---------      --------
         Levy Gerzberg                 8,512,123       22,551
         Uzia Galil                    8,521,405       13,269
         George T. Haber               8,521,405       13,269
         Arie Kahana                   8,521,405       13,269
         James D. Meindl               8,521,525       13,149
         Arthur B. Stabenow            8,521,525       13,149
         Philip M. Young               8,521,525       13,149

    The following additional items were voted upon at the meeting:

    1. A proposal to amend the Company's 1993 Stock Option Plan to (i) increase the number of shares of Common Stock reserved for issuance thereunder by 650,000 shares, (ii) limit the aggregate number of shares of Common Stock subject to options that may be granted to any employee of the Company during any fiscal year and (iii) make certain other modifications was approved by a vote of: 5,858,245 shares for; 261,263 shares against; 27,689 shares abstaining; and 2,387,477 broker non-votes.

    2. A proposal to amend the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 150,000 shares was approved by a vote of 6,185,279 shares for; 152,071 shares against; 27,047 shares abstaining; and 2,170,277 broker non-votes.

    3. A proposal to ratify the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending December 31, 1997 was approved by a vote of 8,324,273 for; 7,201 against; 24,229 abstaining; and 178,971 broker non-votes.




Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.1      Statement re:  Computation of Net Income Per Share

              27        Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ZORAN CORPORATION


Date:  August 11, 1997                  /s/  Levy Gerzberg
                                        -------------------------------
                                        Levy Gerzberg
                                        President
                                        Chief Executive Officer


Date:   August 11, 1997                 /s/  Ami Kraft
                                        -------------------------------
                                        Ami Kraft
                                        Vice President, Finance
                                        Chief Financial Officer