Form 10-Q
period 1997-09-30
ZORAN CORP \DE\
filed 1997-11-12
CIK 1003022

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                      or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 1997 was 9,772,884.

                               ZORAN CORPORATION

                                    INDEX

                                                                     PAGE NO.
                                                                     --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996                     3

         Condensed Consolidated Income Statements
           Three and Nine Months Ended September 30, 1997 and 1996      4

         Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996                5

         Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                7



                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                             15

                             ZORAN CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)
                               (UNAUDITED)


                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1997              1996
                                               -------------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                       $  7,821         $  11,176
  Short-term investments                            13,352            12,243
  Accounts receivable, net                          12,679            11,088
  Inventory                                          1,689             1,799
  Prepaid expenses and other current assets          2,292             1,219
                                                  --------         ---------
    Total current assets                            37,833            37,525


Property and equipment, net                          5,274             3,857
                                                  --------         ---------

    Total assets                                  $ 43,107         $  41,382
                                                  --------         ---------
                                                  --------         ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  2,133         $   5,868
  Accrued expenses and other liabilities             8,761             6,984
                                                  --------         ---------
    Total current liabilities                       10,894            12,852
                                                  --------         ---------


Stockholders' equity:
  Common Stock, $0.001 par value;
    20,000,000 shares authorized;
    9,552,496 and 9,029,365 shares
    issued and outstanding                              10                 9
  Additional paid-in capital                        78,264            77,855
  Warrants                                             717               -
  Accumulated deficit                              (46,778)          (49,334)
                                                  --------         ---------
    Total stockholders' equity                      32,213            28,530
                                                  --------         ---------

    Total liabilities and stockholders' equity    $ 43,107         $  41,382
                                                  --------         ---------
                                                  --------         ---------


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ZORAN CORPORATION
                 CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -----------------------       ------------------------
                                                     1997         1996             1997          1996
                                                  -----------------------       ------------------------
Revenues:
  Product sales                                    $  8,486    $  10,067        $  21,018     $   25,169
  Software, licensing and development                 3,101        2,302            9,888          5,795
                                                  -----------------------       ------------------------
      Total revenues                                 11,587       12,369           30,906         30,964
                                                  -----------------------       ------------------------

Costs and expenses:
  Cost of product sales                               4,044        5,563           10,048         14,278
  Research and development                            3,722        2,785           10,237          6,085
  Selling, general and administrative                 2,986        2,961            8,157          8,176
                                                  -----------------------       ------------------------
      Total costs and expenses                       10,752       11,309           28,442         28,539
                                                  -----------------------       ------------------------

Operating income                                        835        1,060            2,464          2,425
Interest and other income, net                          316          208              944            749
                                                  -----------------------       ------------------------

Income before income taxes                            1,151        1,268            3,408          3,174
Provision for income taxes                              288          136              852            368
                                                  -----------------------       ------------------------

Net income                                         $    863    $   1,132        $   2,556     $    2,806
                                                  -----------------------       ------------------------
                                                  -----------------------       ------------------------


Net income per share                               $   0.08    $    0.10        $    0.23     $     0.27
                                                  -----------------------       ------------------------
                                                  -----------------------       ------------------------

Weighted average common shares
  and equivalents                                    11,131       10,851           11,079         10,542
                                                  -----------------------       ------------------------
                                                  -----------------------       ------------------------

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ZORAN CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                               (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ----------------------
                                                      1997          1996
                                                    --------      --------
Cash flows from operating activities:
  Net income                                       $  2,556      $  2,806
  Adjustments:
    Depreciation and amortization                     1,243           903
    Changes in assets and liabilities:
      Accounts receivable                            (1,591)       (7,027)
      Inventory                                         110           618
      Prepaid expenses and other current assets        (371)         (297)
      Accounts payable                               (3,735)       (1,287)
      Accrued expenses and other liabilities          1,777         1,845
                                                   --------      --------
        Net cash used in operating activities           (11)       (2,439)
                                                   --------      --------

Cash flows from investing activities:
  Purchases of short-term investments, net           (1,109)      (11,841)
  Expenditures for property and equipment            (2,615)       (2,077)
                                                   --------      --------
    Net cash used in investing activities            (3,724)      (13,918)
                                                   --------      --------

Cash flows from financing activities:
  Proceeds of debt, net                                 -             765
  Proceeds from issuance of Common Stock, net           380         3,822
                                                   --------      --------
    Net cash provided by financing activities           380         4,587
                                                   --------      --------
Net decrease in cash and cash equivalents            (3,355)      (11,770)


Cash and cash equivalents at beginning of period     11,176        21,438
                                                   --------      --------

Cash and cash equivalents at end of period         $  7,821      $  9,668
                                                   --------      --------
                                                   --------      --------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ZORAN CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1.  BASIS OF PRESENTATION
    The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Financial statements for the three and nine months ended September 30, 1996 have been restated to reflect the acquisition of CompCore Multimedia, Inc. ("CompCore") in December 1996 which was accounted for as a pooling of interests. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.  BALANCE SHEET COMPONENTS
                                          September 30,    December 31,
                                              1997            1996
                                          -------------    ------------
Inventories (in thousands):
    Work-in-process                         $     719        $     382
    Finished goods                                970            1,417
                                            ---------        ---------
                                            $   1,689        $   1,799
                                            ---------        ---------
                                            ---------        ---------

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

5.  FAS 128 SAB 74 REQUIREMENTS
    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement is effective for periods ending after December 15, 1997 and redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the periods ended September 30, 1997, the Company's earnings per share would have been as follows:

                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                   --------------------------------         -------------------------------
                                         1997            1996                     1997           1996
                                         ----            ----                     ----           ----
Basic earnings per share                $0.09           $0.13                    $0.27          $0.32
Diluted earnings per share               0.08            0.10                     0.23           0.27

6.  WARRANT
    In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 75,000 shares of its Common Stock at an exercise price of $24.31 per share. The warrant is exercisable for a period of four years from the date beginning one year after the issuance date of the warrant. The estimated value of the warrant, included in prepaid expenses and other current assets, is approximately $717,000, which will be amortized over the four-year period of the license agreement.

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

    Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs for the Company's hardware products have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. During 1996 and 1997, the Company reduced its ASPs on certain products in order to better penetrate the consumer market. The Company believes that, as its product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

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

RESULTS OF OPERATIONS

REVENUES

    Total revenues for the quarter and nine months ended September 30, 1997 were $11.6 million and $30.9 million, respectively, decreases of 6% and less than 1% compared to the same periods in 1996. Product sales of $8.5 million and $21.0 million for the current quarter and nine months, respectively, each decreased by 16% compared to the same periods last year. The decreases in product sales resulted primarily from unit sales and revenue decreases for the Company's Dolby Digital audio compression ICs sold through Fujifilm due to early delays in the development of the DVD market and uncertainty regarding the timing of volume production and shipment of DVD players. These decreases were partially offset by unit sales and revenue increases for the Company's JPEG-based products used in desktop video editing and digital filmless cameras. Product sales for the current quarter were negatively impacted by a delay in shipping a large order of JPEG-based devices while product sales for the quarter ended September 30, 1996 reflected revenue from an advance payment deferred in prior periods and recognized in the third quarter of 1996 upon completion of a multi-year sales program with a strategic partner. Software, licensing and development revenues of $3.1 million and $9.9 million for the quarter and nine months ended September 30, 1997, respectively, increased by 35% and 71% compared to the same periods last year due primarily to significant new licensing contracts and progress on long-term development contracts.

    Customers comprising a significant portion of the Company's total revenues for the respective periods were as follows:

                 Three Months Ended September 30,          Nine Months Ended September 30,
                 --------------------------------          -------------------------------
                         1997        1996                         1997        1996
                         ----        ----                         ----        ----
    A                     19%        16%                          16%          19%
    B                     13%        41%                          12%          34%
    C                     11%         --                           5%           --
    D                     10%         1%                          15%           2%

PRODUCT GROSS PROFIT

    Product gross margin was 52% for the quarter and nine months ended September 30, 1997, compared to 60% for the prior quarter ended June 30, 1997 and 45% and 43% for the quarter and nine months ended September 30, 1996, respectively. The decrease from the second quarter of 1997 reflects proportionally higher sales of lower margin products and a greater percentage of sales through distributors and to higher volume customers. The increases for the current quarter and nine months compared to last year were due to a product sales mix that included an increased percentage of higher margin product, an increased percentage of products sold directly to OEM customers and lower manufacturing costs during the current periods. Product margins for the quarter and nine months ended September 30, 1996 were positively impacted by revenues recognized from the completion of the multi-year sales program with a strategic partner. The Company's product gross margin is dependent on product mix and on the percentage of products sold directly to the Company's OEM customers versus indirectly through its marketing partners who purchase the Company's products at lower prices but absorb most of the associated marketing and sales support expenses. The Company expects product and customer mix to continue to fluctuate in future quarters, causing further fluctuations in margins.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses of $3.7 million and $10.2 million for the quarter and nine months ended September 30, 1997, respectively, were 34% and 68% above the comparable periods in 1996. The increases were a result of the planned enhancement of the Company's technology and development capabilities in conjunction with the Company's growth in general and its increased software, licensing and development revenue. R&D expenses during the current quarter and nine month periods increased as a percentage of total revenues compared to the same periods last year due to the above factors and the decrease in product sales. The Company continues to believe that significant investments in R&D are required for it to remain competitive and expects to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses of $3.0 million and $8.2 million for the quarter and nine months ended September 30, 1997, respectively, were basically equal to the comparable periods in 1996. SG&A expenses for the quarter ended September 30, 1997 increased slightly compared to last year as a percentage of total revenues due to decreased product sales. Increased sales related expenses for the periods to support planned revenue growth were offset by decreased administrative expenses due primarily to certain expenses at non-recurring levels in the prior year. The Company expects that future SG&A expenses will increase in order to support the anticipated growth of the Company.

INTEREST AND OTHER INCOME, NET

    Net interest and other income of $316,000 and $944,000 for the quarter and nine months ended September 30, 1997, respectively, represented increases of 52% and 26%, respectively, compared to the same periods last year. The increases resulted primarily from decreased interest expense as a result of the repayment of the Company's remaining debt during 1996.

PROVISION FOR INCOME TAXES

    The Company's estimated effective tax rate increased to 25% for the current year from 11% last year. The increase was primarily due to taxes on income in excess of the net operating loss carryover limitation and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Net proceeds from the initial public offering of the Company's Common Stock (the "IPO") in December 1995, the exercise of certain warrants in connection with the IPO and net proceeds from the exercise of the underwriters' over-allotment option in January 1996 totaled $21.0 million. At September 30, 1997, the Company had $21.2 million of cash, cash equivalents and short-term investments.

    The Company's operating activities used cash of $11,000 in the nine months ended September 30, 1997. Cash used in operating activities reflected changes in working capital, partially offset by net income and depreciation and amortization. The principal change in working capital during the nine months was a net decrease in accounts payable and accrued expenses of $2.0 million due partially to payments of expenses related to the acquisition of CompCore in December 1996. In addition, accounts receivable increased by $1.6 million due primarily to the high level of product shipments and execution of licensing and development agreements during the last month of the period and additional progress on development contracts. During the nine months ended September 30, 1997, the Company's capital expenditures were $2.6 million. The Company had no bank debt at December 31, 1996 or at September 30, 1997.

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

    RELIANCE ON INDEPENDENT FOUNDRIES AND CONTRACTORS. The Company does not operate any manufacturing facilities, and from time to time shortages of foundry capacity develop for certain process technologies in the semiconductor industry. The Company currently relies on independent foundries to manufacture substantially all of its products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design. Although the Company has supply understandings and arrangements with two of its principal foundries, it does not have formal long-term supply contracts and, therefore, neither of these suppliers is obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

    RECENTLY COMPLETED ACQUISITION. On December 27, 1996, the Company acquired CompCore. The managements of the Company and CompCore have completed the merger with the expectation that the merger will result in beneficial synergies for the companies. Achieving the anticipated benefits of the merger will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner. The combination of the two companies has required, among other things, integration of the companies' respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. Certain aspects of the integration are still in process, and there can be no assurance that it will be completed smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The difficulties of such integration have been increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of certain operations require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the combined company. In addition, certain former key employees of CompCore are no longer with the Company. There can be no assurance that other former CompCore employees will remain employed by the Company. Failure to successfully complete the integration of the two companies' operations could have a material adverse effect on the combined company's business, financial condition or results of operations.

    NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company expects to continue to devote significant resources to product development, and its future success will depend to a substantial degree upon its ability to develop and introduce, on a timely and cost-effective basis, new and enhanced products that meet changing customer requirements and industry standards. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, operating results and financial condition.

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

    FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders and shipments, the availability of development funding and the timing of licensing and development revenue, changes in the mix of products sold and the mix of distribution channels employed, and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and software and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customers' products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or licensing or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. The Company believes that its operating results have been somewhat affected by seasonal factors reflecting stronger demand for consumer products during the last several months of the calendar year. As markets for consumer products incorporating the Company's integrated circuits and software mature, the Company expects that these seasonal trends may become more significant. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

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

                        PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

           11.1  Statement re:  Computation of Net Income Per Share

           27    Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ZORAN CORPORATION



Date:  November 10, 1997             /s/  LEVY GERZBERG
                                     --------------------------------
                                     Levy Gerzberg
                                     President
                                     Chief Executive Officer



Date:  November 10, 1997             /s/  AMI KRAFT
                                     --------------------------------
                                     Ami Kraft
                                     Vice President, Finance
                                     Chief Financial Officer