Form 10-K
period 1997-12-31
ZORAN CORP \DE\
filed 1998-03-31
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997

    [ ] Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from ________________________ to ______________________

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

                                            (408) 919-4111
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

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of registrant's voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on March 19, 1998, as reported on the Nasdaq National Market, was approximately $105,000,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Outstanding shares of registrant's Common Stock, $0.001 par value, as of March 19, 1998: 9,899,771

                 DOCUMENTS INCORPORATED BY REFERENCE
   Parts of the definitive proxy statement for registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

                                 PART I

         THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FUTURE PERFORMANCE AND RISK FACTORS" AND ELSEWHERE IN THIS REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

ITEM 1. BUSINESS.

GENERAL

         Zoran Corporation develops and markets integrated circuits, integrated circuit cores and software for digital video and audio compression applications. The Company's products are used in a variety of video and audio products addressing PC and consumer multimedia markets. Current applications for Zoran integrated circuit products include professional and consumer video editing systems, filmless digital cameras, PC-based and stand-alone video CD and digital video disc ("DVD") players, and digital audio systems. The Company's software is bundled by PC and graphic system manufacturers for video CD, DVD and compressed video playback on the PC.

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

         One of the most significant barriers to the widespread acceptance of digital technology has been the huge amount of data required to represent images and sounds in a digital format making cost-effective storage or transmission impractical. For example, storage of an hour-long video program in uncompressed digital form would require approximately 100 CD-ROMs. Through digital compression techniques, a substantial number of the redundancies inherent in video and audio data can be identified and eliminated, significantly reducing the overall amount of data which needs to be retained. These compression techniques allow the same hour long video program which required 100 CD-ROMs for storage to be compressed and stored on a single CD-ROM. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a standard personal computer, thereby permitting the data to be accessed and edited easily.

         To drive the implementation and speed the adoption of compression technologies, industry participants organized committees to define international compression standards. Leaders in consumer electronics, computers and telecommunications joined together through the International Standards Organization (the "ISO") to define standards for the compression of still images, motion video and audio for consumer electronics and broadcast applications. The first standard adopted was JPEG (Joint Photographic Experts Group), a standard designed for the high quality compression of still images and the real-time, low cost compression and decompression (or playback) of moving images. The first commercial products complying with the JPEG standard were introduced in 1992. MPEG 1 (Moving Pictures Experts Group), a standard for compression of both video and audio, was subsequently adopted. MPEG 1 was designed to allow the high compression ratios necessary for the limited storage capacity of the CD-ROM format. The first commercial products complying with the MPEG 1 standard were introduced in 1993. MPEG 2, a compression standard for both video and audio, was designed to provide improved quality in broadcast and video playback applications. The MPEG 2 standard is used in digital satellite and cable TV systems. The first consumer application of the MPEG 2 standard is the DVD player and the DVD ROM, used in the personal computer. The first commercial DVD players were introduced in Japan in late 1996 and early 1997. The first DVD ROMs were introduced in the United States in the summer of 1997. Over 800 movie titles are now available in DVD format, and new DVD players and DVD ROMs aimed at existing and new markets (including Europe, China and Australia) are continuing to be introduced.

         In addition to the ISO standards, industry participants have from time to time introduced technologies which have become industry standards. In 1992, Dolby Laboratories, Inc. ("Dolby") launched Dolby AC-3 ("Dolby Digital"), an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multichannel digital surround sound systems. Dolby Digital has been principally used in movie theater sound systems and has recently been introduced in home theater applications. Digital compression of audio data facilitates enhanced audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio and facilitates the seamless integration of sound with compressed video. The Company believes that Dolby Digital is the most advanced audio compression technique currently available and will be the principal audio compression technique used in conjunction with MPEG 2 video compression in DVD players. Dolby Digital has also been adopted by the High Definition Television ("HDTV") Grand Alliance, and several large cable television operators have announced their intention to incorporate Dolby Digital in their cable systems.

         Each of these standard compression techniques specify data formats in which compressed data must be presented in order to enable equipment from multiple vendors to be integrated into a single system that can transmit and display the data in digital video and audio forms. These standards do not, however, specify the compression or decompression methodologies to be employed or additional functionality which may be used to enhance or manipulate digital signals. These standards, therefore, do not determine image or sound quality or compression efficiency. For example, data compression may comply with relevant standards despite being poorly processed and containing artifacts which result in image degradation in video applications or poor sound quality in audio applications. As a result there can be significant differences in overall image or sound quality between two solutions based on the same standard. Therefore, integrated circuit manufacturers and software developers can differentiate their products through the quality of their compression solution, image enhancement capabilities and audio effects.

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

THE ZORAN SOLUTION

         Zoran provides high-quality, cost-effective, standards-based compression solutions to address a broad range of video and audio applications. Zoran was a pioneer in the development of high performance DSP products and has developed expertise in digital signal processing, integrated circuit design, algorithms and software development, as well as proprietary DSP and compression technologies. The Company is focused on bringing its multi-disciplinary expertise and proprietary technologies to bear in the development of compression solutions for commercial and consumer applications in evolving multimedia markets. The key elements of Zoran solution are:

         STANDARDS-PLUS TECHNOLOGY. Zoran has leveraged its broad multi-disciplinary expertise and proprietary DSP and compression technologies to develop integrated circuits and software that are fully compliant with industry compression standards. Zoran's products go beyond industry standards by improving image quality and allowing more efficient use of memory, processing and communication resources. This "standards-plus" functionality includes OEM-programmable effects for audio and user selectable compression ratios for video.

         EXPANDABLE AND PROGRAMMABLE ARCHITECTURE. The Company's integrated circuits are based on a design that permits easy adaptation for a broad range of specific applications. This adaptation is achieved through the addition of modules to, or deletion of modules from, the architecture of the integrated circuit or modification of the software embedded in the integrated circuit as well as by the use of ready-to-manufacture "cores" that can be integrated into a customer's chips. Combined with the enhanced functionality of the Company's "standards-plus" technology, the Company's expandable and programmable architecture facilitates product design and upgrades and thereby substantially accelerates customers' time to market.

         COST-EFFECTIVE SOLUTIONS. The Company focuses on reducing the feature size, power consumption and number of integrated circuits required to perform compression functions. This reduces the cost of manufacturing and operating end products incorporating the Company's integrated circuits, and permits the use of these products in a broader variety of high volume applications. In addition, the modular nature of the Company's architecture lowers the Company's cost of new product development, and the Company's design engineers work closely with its customers to meet new product specification requirements within the customers cost parameters.

         INTEGRATED SYSTEM SOLUTIONS. Zoran assists its customers in solving their total system requirements by providing integrated products that combine hardware and software to address multiple system functions on a single integrated circuit or chip set, thereby reducing the customers' total system cost and allowing the customer to concentrate on differentiating its products from those of its competitors. For example, the Company offers a software navigator which is used in conjunction with an IC decoder to decode DVD video and audio on the PC. However, if the Company's customer is using a more powerful processor to implement this function, the Company can provide either audio or both audio and video decoding capability in a cost-effective software-only solution, using the same navigator and graphical user interface.

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

         MAINTAIN AND LEVERAGE TECHNOLOGICAL LEADERSHIP. The Company's years of experience in the fields of DSP, integrated circuit design, algorithms and software development have enabled it to become a leader in the development of compression solutions. Using its multi-disciplinary expertise, the Company has developed new technologies for compression of both video and audio. For example, the Company believes that its proprietary bit rate control technology has helped the Company provide reliable and inexpensive JPEG-based video compression and that its implementation of Dolby Digital technology on a single chip is facilitating the emergence of Dolby Digital as a standard for multi-channel digital sound. The Company's SoftDVD was the first software product available for DVD decoding and has enabled PC manufacturers to offer DVD ROM drives without hardware decoding, significantly reducing the cost of including the DVD in the PC. The Company intends to continue to invest in research and development in order to maintain its technological leadership and leverage its proprietary DSP and compression technologies.

         ESTABLISH STRATEGIC PARTNERSHIPS. The Company works closely in the product development process with leading manufacturers of products that incorporate the Company's integrated circuits. Potential products are designed to meet customer-driven product requirements defined jointly by the Company and its partners with the partner providing technological input and, in selected cases, a portion of the development funding. This strategy has permitted the Company to develop products with substantial financial and other assistance while retaining ownership of the technology and ensuring an established customer for the product once development is completed. In some cases, the Company's strategic partners also provide sales and marketing support. The Company has also established long-term relationships with strategic partners that provide manufacturing capacity and will seek to develop additional strategic relationships with manufacturers. See "Research and Development," "Sales and Marketing" and "Manufacturing" for descriptions of the Company's relationships with certain of its current strategic partners.

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

MARKETS AND APPLICATIONS

         The availability of standards-based digital and audio compression technology has facilitated the development of products for a wide variety of multimedia markets. Typically, new technology is initially adopted by manufacturers of relatively expensive products designed primarily for commercial and high-end consumer applications. As technology becomes less expensive to produce and is more broadly accepted, manufacturers design lower-cost products for high-volume consumer applications. Historically, the Company's products have been implemented principally in commercial and high-end consumer applications. The Company believes, however, that the markets for its products will increasingly extend to high volume consumer applications. The Company's products are currently used in a variety of multimedia applications.

         VIDEO EDITING SYSTEMS

         Video editing systems are used in the video post-production process to "cut and paste" video sequences and add special audio and video effects. Historically, professional video editing systems have been comprised of expensive pieces of analog video and audio equipment interconnected by means of various interface devices. Compression technology allows video images to be stored in a computers' memory in sufficient volume to permit "cut and paste" editing to be performed through random access to stored images. Since the early 1990s, a number of companies have introduced digital video editing systems designed for the professional market. Companies such as Avid Technology, Inc. ("Avid"), Digital Processing Systems, Inc., Fast Multimedia, Inc. ("Fast"), Matrox Electronic Systems Ltd. ("Matrox"), Pinnacle Systems GmbH ("Pinnacle") and Truevision Inc. ("Truevision") utilize the Company's JPEG-based products in their professional video editing systems.

         As costs of compression technology have declined, a number of manufacturers have designed low cost digital video editing equipment. Add-in boards and software allowing the creation of PC-based video editing systems are now available with list prices starting under $200. The availability of these low cost systems has created a new category of users in the corporate, education and government markets. Add-in boards incorporating the Company's JPEG-based products are offered by several manufacturers, including Avid, Iomega Corporation ("Iomega"), Matrox and Pinnacle.

         The availability of universal serial bus ("USB") connectors on most PCs currently being manufactured creates an opportunity for the development of low-cost external video capture and editing accessories that can be easily installed by consumers. The Company has developed a reference design demonstrating the capture of high-quality video using a small external box based on the Company's JPEG and software technologies. The Company believes that enhanced support of the USB port by the Windows 98 operating system will encourage the development of products of this type.

         VIDEO PLAYBACK SYSTEMS

         COMPUTER APPLICATIONS. Almost all desktop personal computers now on the market have accelerated graphics capability, and the Company believes that most of the PCs sold in 1997 included CD-ROM and audio capabilities. MPEG 1 compression technology is currently used to enable video playback in personal computers. The high compression ratios offered by this technology allow over one hour of video to be stored in digital format on a single CD-ROM. Millions of computers worldwide are equipped with software for real-time playback of CDs. The Company's MPEG 1 software is bundled by leading PC and board manufacturers, such as Matrox Graphics, Ltd., NEC Corporation and Packard Bell.

         STAND-ALONE PLAYBACK APPLICATIONS. Currently, three types of video playback systems are available for consumer video applications: video CD players, laser disc players and DVD players.

         Video CD players are essentially CD audio players with MPEG 1 decoders and a video output. This functionality adds between $50 and $200 to the retail cost of a typical audio player. Video CD players offer video playback of near-VCR quality and two-channel stereo audio playback. MPEG 1 compression enables 60 to 70 minutes of video to be stored on a single compact disc. A number of major film studios have released titles in video CD format. Video CD players can also play karaoke titles and are particularly popular in the Far East, which the Company believes will continue to be the primary market for these products. The Company formerly sold MPEG 1-based products to manufacturers of stand-alone video CD players but is no longer selling these products for this market.

         High quality playback of audio and video is available on large laser discs. Laser disc players generally cost somewhat more than video CD players and VCRs. Laser disc technology uses no video compression, although digital audio compression is required for storage of multi-channel audio data in the limited space allocated for audio data on laser discs. Dolby Digital technology provides audio compression and enhances audio quality by adding multi-channel digital surround sound capability. The Company's Dolby Digital-based audio compression products are currently used by manufacturers of audio receivers for use with laser disc players, including Denon Corporation ("Denon"), Kenwood Corporation ("Kenwood"), Pioneer Electronic Corporation ("Pioneer") and Yamaha Corporation ("Yamaha").

         The latest generation of video playback systems, DVD players, use MPEG 2 video compression technology to provide significantly higher quality playback than is possible with video CD players. DVD players are sold as stand-alone products and are also included in some new personal computers (where they are referred to as DVD ROMs) in place of CD-ROM drives. DVD ROMs are also sold as upgrade products. The Company believes that most currently available DVD players use Dolby Digital audio compression technology for storage and playback of the audio soundtrack. Although the MPEG standards and various competitors prescribe alternate audio compression techniques, the Company believes that Dolby Digital audio compression technology provides enhanced performance. There have been delays in the development of the DVD market, and there still is uncertainty regarding the timing of production ramp-up and shipment of DVD players. Initial models of DVD players were introduced in Japan in late 1996 and to the U.S. consumer market in early 1997. A number of additional models were introduced during 1997. For example, Toshiba Corporation ("Toshiba"), one of the Company's customers, has introduced four models, including a portable DVD player. In late 1997, the first of the second generation DVD players, based on an integrated audio/video decoder device, was introduced in Japan. The Company anticipates that additional second generation models will be introduced in 1998. During 1997, several PC manufacturers began to ship PCs with DVD ROM drives. A number of these manufacturers use the Company's SoftDVD for full software decoding, while others, primarily in Japan, use hardware decoding. Also, in the second half of 1997, DVD ROM upgrade kits, including a DVD ROM drive and a hardware-based decoding board, were introduced. The Company is currently selling Dolby Digital-based audio compression products for use by manufacturers of DVD systems, which include Pioneer, Samsung Electronics Co., Ltd. ("Samsung") and Toshiba. The Company is selling an audio/video DVD decoder IC to Sharp Corporation ("Sharp"), the first manufacturer to introduce a second generation DVD player. The Company's ICs are also being used in DVD-enabled PCs offered by Toshiba and its OEM customers and in DVD upgrade kits manufactured by Toshiba and other companies, including HiVal, Inc. and Quadrant International, Inc. In the third quarter of 1997, several PC manufacturers began shipping PCs with DVD ROM drives using the Company's SoftDVD decoding software, and others began using certain components of SoftDVD for decoding or navigation. These manufacturers include Compaq Computer Corp., Hewlett-Packard Company, International Business Machines Corporation ("IBM") and Packard Bell.

         DIGITAL AUDIO SYSTEMS

         In 1992, Dolby launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multi-channel digital surround sound systems. Dolby Digital is used in movie theater sound systems and in home theater applications. Digital compression of audio data facilitates enhanced audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio and facilitates the seamless integration of sound with compressed video. Companies such as Kenwood, Pioneer and Yamaha incorporate the Company's Dolby Digital-based products into equipment used in home theater applications, while Dolby uses Zoran components in its movie theater playback systems. As DVD technology becomes increasingly available, the Company expects consumer demand for Dolby Digital-based home systems to increase. In addition, cable and satellite programming companies are planning to offer multi-channel digital sound through digital television services. The Company believes that the availability of broadcast data in this form will further increase the demand for Dolby Digital-based systems.

         FILMLESS DIGITAL CAMERAS

         In 1990, the Company introduced video compression devices that facilitated the development of the first filmless digital cameras. These cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks.

High quality copies of these images can be printed using color laser printers. As technology has advanced and manufacturing costs have decreased, filmless digital cameras have been introduced in the $500 to $5,000 price range. Recently, several manufacturers announced filmless digital cameras with list prices below $300. The Company believes that consumer demand for filmless digital cameras will increase as they become available at prices approaching those of conventional single lens reflex cameras and as the evolving desktop multimedia market creates increasing uses for them. The Company's JPEG-based products are used in filmless digital cameras manufactured for the consumer market by companies such as Samsung and Sony Corporation ("Sony").

         Compression technology has also enabled the development of tapeless digital video cameras that are currently marketed for professional use. The Company's JPEG-based products are currently used in tapeless digital video cameras manufactured by Avid and Ikegami Electronics U.S.A. Inc.

         DESKTOP VIDEO CONFERENCING

         During 1996, low-cost video conferencing and capture over regular telephone lines and the Internet became available to desk-top computer users. These video conferencing systems utilize the modem included in the PC, a standard camcorder or low-cost video camera and software for video compression. These systems have list prices under $300, including the camera. Companies such as Animation Technologies, Data Experts, Media Forte, Tekram and Wearnes Peripherals use Zoran's products in these systems to enable the efficient capture of video and audio data.

         OTHER APPLICATIONS

         Other existing and potential applications for audio and video compression devices include arcade games and video kiosks, digital video, digital security cameras, and color laser printers and scanners. To date, the Company has made limited sales to manufacturers developing products for these markets, and the Company does not anticipate that sales of its integrated circuits and software for use in these products will account for significant revenues in the foreseeable future.

         THE FOREGOING DISCUSSION OF MARKETS AND APPLICATIONS FOR THE COMPANY'S PRODUCTS INCLUDES FORWARD-LOOKING STATEMENTS, AND THE ACTUAL DEVELOPMENT OF SUCH MARKETS MAY DIFFER SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

PRODUCTS AND TECHNOLOGY

         The Company's multimedia product line consists of three product families: video compression and decompression products based on JPEG technology, audio and video decompression products based on MPEG technology and audio decompression products for use in products using MPEG or Dolby Digital technology.

         The following table lists the Company's principal multimedia products currently in production, including the months in which initial production units were first made available to customers:

                                                                    INITIAL
                                                                   COMMERCIAL                   PRINCIPAL
  MARKET                         PRODUCTS                           SHIPMENT                   APPLICATIONS
------------ --------------------------------------------------    ----------                  ------------
             JPEG codec (ZR36050)                                  April 1993
             Motion JPEG controller (ZR36055)                      July 1994
             JPEG PCI multimedia controller (ZR36057)              June 1996      PC video editing
             JPEG codec (ZR36060)                                February 1997
   JPEG      JPEG PCI multimedia controller (ZR36067)            September 1997
                                                                               ------------------------------
             Color space converter (ZR36011)                     December 1993    PC video editing
             Raster-to-block converter (ZR36015)*                September 1993   Filmless digital cameras
             Integrated converter (ZR36016)*                     February 1995    Color scanners and printers
-------------------------------------------------------------------------------------------------------------
             MPEG 1 decoder (ZR36100)                              July 1994
             SoftPEG 1, MPEG 1 decoder software (ZR5SPEG1)         June 1995      PC-based and standalone
             MPEG 1 decoder core (ZR4MPEG1)                       January 1996    video CD players
             MPEG 1 decoder (ZR36110)                            February 1996
                                                                               ------------------------------
   MPEG      PCI multimedia controller (ZR36120)                  January 1996    CD players
             PCI multimedia controller (ZR36125)                   March 1997     Video conferencing systems
                                                                               ------------------------------
             MPEG 2 decoder core (ZR4MPEG2)                      November 1996
             SoftPEG 2, MPEG 2/Dolby Digital decoder software      March 1997     DVD players
             (ZR5SPEG2)                                                           PC-based entertainment
             SoftDVD decoder software (ZR5SDVD1)                 September 1997
             Vaddis DVD decoder (ZR36700)                        December 1997
-------------------------------------------------------------------------------------------------------------
             6-channel Dolby Digital decoder (ZR38500)           December 1994
             2-channel Dolby Digital audio decoder (ZR38501)     February 1995    Home theater
   Audio     2-channel Dolby Digital/MPEG 2 audio decoder        February 1995    DVD players
             (ZR38521)                                                            Television set-top boxes
             Integrated Dolby Digital decoder (ZR38600)          December 1996
                                                                               ------------------------------
             Programmable audio processor (ZR38001)              November 1994    Programmable audio effects
             SoundPEG audio decoder software (ZRSNDPG)              May 1995      PC-based CD players

------------
* Designed and manufactured by a third party and sold by Zoran under its name pursuant to a non-exclusive license. See "Proprietary Rights and Licenses."

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

         JPEG-BASED PRODUCTS. The Company's ZR36050 codec is a compression/decompression device used for real time encoding and decoding of JPEG video for video editing applications. The ZR36050 is fully compliant with JPEG standards. The ZR36050 utilizes the Company's proprietary bit rate control technology for high quality video capture. It also features a unique embedded "lossless" mode that allows customers to elect to use low compression ratio techniques that result in no data loss for applications where quality is the primary consideration. The ZR36050 can be installed in a chipset that includes the ZR36055 or ZR36057 motion controller or pre/post-processing devices such as the ZR36011 color space converter, ZR36015 raster-to-block converter and the ZR36016 integrated color space/raster-to-block converter. The ZR36057 is a PCI motion JPEG controller targeting consumer-priced but professional quality desktop video editing systems. The latest additions to the Company's JPEG IC product family are the ZR36060 JPEG processor -- which integrates the functions of the ZR36050, the ZR36015 and an additional SRAM device in a single chip -- and the ZR36067 enhanced PCI controller.

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

         In 1993, the MPEG 2 video committee completed a technical specification to address the more stringent requirements of the broadcast industry. MPEG 2 provides more sophisticated prediction techniques, enabling a compression solution to comprehend video as interlaced fields of data, rather than individual frames. MPEG 2 also allows for operation at higher resolution and at higher bit rates than MPEG 1, resulting in improved image quality for high motion, high detail video. MPEG 2 typically achieves compression ratios of 50-to-one. Because of its higher bit rate, MPEG 2 technology cannot be used in standard CD-ROM applications, but can be used in DVD players.

         ZORAN MPEG TECHNOLOGY. During 1997, the Company established itself as a leading provider of MPEG 2 technology for DVD applications. In 1997, the Company introduced the first integrated DVD decoder device used in a stand-alone DVD system, as well as SoftDVD, the first real-time software for DVD decoding on the PC, and new MPEG compression chip cores that can be integrated into chips manufactured by its OEM customers, allowing these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products.

         MPEG-BASED PRODUCTS. In 1997, the Company introduced the first member of the Company's Vaddis line of DVD decoders, the ZR36700. The ZR36700 performs all the audio/video decoding requirements of the DVD specification, including MPEG 2 video and audio decoding, Dolby Digital audio decoding, on-screen display ("OSD"), decryption required for copyright protection ("CSS") and presentation of graphics information (sub-picture). The ZR36700 has additional computation power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the "theater-like" sound obtained from six speakers using a system that includes only two speakers and the ZR36700. The Company's ZR36100 and ZR36110 are single-chip MPEG 1 system and video decoders optimized for use in video CD playback applications. The ZR36120 PCI multimedia controller enables the cost-effective integration of high performance multimedia functions in PCI systems. The PCI bus, which is offered in most new multimedia personal computers, permits the high-speed transfer of digital information, including video, within the PC. The ZR36120 and its latest version the ZR36125 provide a single PCI bus interface for chips performing digitizer, TV tuner, MPEG and TV out functions, thereby eliminating numerous interfaces and minimizing the use of PCI slots. These products are currently being used in PCI DVD decoding boards. The Company also offers chip cores based on MPEG 1 and MPEG 2 compression standards. The Company believes that its MPEG hardware designs have a smaller gate count and require less memory than competing designs, resulting in integrated circuits that offer significantly lower costs, lower power consumption and higher performance. The Company's MPEG 1 software decoder, SoftPEG, is designed to offer a low-cost MPEG 1 solution by generating high video and audio quality in a PC environment without the need for additional hardware. During 1997, the Company introduced SoftDVD, a full DVD decoding software package designed for use with an Intel Pentium processor supporting multimedia extension ("MMX") technology. SoftDVD supports new PC entertainment applications without the need for specialized hardware. SoftDVD includes MPEG 2 video and Dolby Digital audio decoding, tamper-resistant software, a DVD navigator, a user-friendly graphical user interface and full support of DVD features. SoftDVD is licensed as a complete package or in modules that are used by customers in conjunction with hardware decoders manufactured by the Company or other suppliers. The Company also offers a motion compensation VLSI core that is licensed to graphics IC companies. This core, when integrated in graphics chips, enables SoftDVD to run significantly faster on the PC, thus enhancing the quality of the DVD decoding.

         AUDIO TECHNOLOGY AND PRODUCTS

         THE DOLBY DIGITAL STANDARD. In 1992, Dolby launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multi-channel digital surround sound systems. Dolby Digital has been used in sound systems that have been installed in over 12,000 movie theaters and is also used in home theater applications. Digital compression of audio data facilitates enhanced audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio and facilitates the seamless integration of sound with compressed video. The Company believes that Dolby Digital is the most advanced audio compression technique currently available and will be the principal audio compression technique used in DVD players. Dolby Digital has also been adopted by the HDTV Grand Alliance, and several large cable operators have announced their intention to incorporate Dolby Digital in their cable systems.

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

CUSTOMERS

         The following table lists substantially all of the Company's customers who purchased at least $100,000 of the Company's JPEG, MPEG or Dolby Digital-based products from January 1, 1997 through December 31, 1997:

     PRODUCT FAMILY                                                CUSTOMERS
-------------------------- ------------------------------------------------------------------------------------------
JPEG-based Products        Avex Electronics, Inc.                       Matrox Electronic Systems Ltd.
                           Axis Components                              Matrox Graphics Ltd.
                           Edge Electronics Co.                         Pinnacle Systems GmbH
                           Electronics for Imaging                      Solectron Washington, Inc.
                           Fast Multimedia, Inc.                        Topas Electronics GmbH
                           Fujifilm Microdevices Co. Ltd.               Truevision, Inc.
                           Iomega Corporation                           Virtual Integration
                           Manufacturers' Services

MPEG-based Products        Animation Technologies                       Matrox Graphics, Ltd.
                           ATI Technologies, Inc.                       NEC Corporation
                           Axis Components                              Oak Technology, Inc.
                           Compaq Computer Corp.                        Packard Bell NEC, Inc.
                           Cirrus Logic                                 Pagg Corporation
                           Diamond Multimedia                           Quadrant International, Inc.
                           Digital Vision                               Rendition
                           Edge Electronics Co.                         Samsung Aerospace Industries
                           ELSA GmbH                                    SCI Manufacturing Inc.
                           Fujifilm Microdevices Co. Ltd.               Siemens AG
                           Fujitsu Limited                              Silicon Integrated Systems
                           Hitachi Ltd.                                 Tekram Technology Co. Ltd.
                           Imedia                                       Trident Microsystems Inc.
                           Lirix Ltd.                                   Wearnes Peripherals Int'l Ltd.

Audio Products             Amega Technology                             Fujifilm Microdevices Co. Ltd.
                           Edge Electronics Co.                         Kasan Electronics Co. Ltd.
                           Dolby Laboratories, Inc.                     NEC Technologies
                           Dooin Electric Co. Ltd.                      Sigma Designs

         Fujifilm purchases the Company's products both as an original equipment manufacturer ("OEM") and as a distributor and resells these products, in many cases under its own trade name. Fujifilm acts as the Company's primary distributor in Japan and accounts for most of the Company's product sales in Japan. The Company's products are integrated into products purchased from Fujifilm by consumer products manufacturers, including Denon, Kenwood, Marantz, Pioneer, Sharp, Sony, Toshiba and Yamaha. See "Sales and Marketing."

         During 1995, sales to Fujifilm Microdevices Co. Ltd. ("Fujifilm") accounted for 10% of the Company's total revenues, including 5% of product sales and 25% of software, licensing and development revenue. In 1995, Fast accounted for 27% of the Company's total revenues, including 35% of product sales. During 1996, sales to Fujifilm accounted for 38% of the Company's total revenues, including 43% of product sales, sales to miro accounted for 16% of revenues, including 20% of product sales, and sales to Fast accounted for 5% of revenues, including 6% of product sales. During 1997, sales to Matrox accounted for 15% of the Company's total revenues, including 14% of product sales, sales to Pinnacle accounted for 15% of revenues, including 21% of product sales, and sales to Iomega accounted for 15% of revenues, including 20% of product sales. During 1995, 1996, and 1997 the Company's four largest customers accounted for approximately 47%, 61% and 54% of its revenues, respectively.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success depends on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving video and audio compression markets. The Company attempts to leverage its expertise in the fields of DSP, integrated circuit design, algorithms and software development to maintain its position as a leader in the development of compression solutions. Accordingly, the Company devotes a significant portion of its resources to sustaining and upgrading its products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression functions as well as to provide lower-cost, software-based solutions for certain compression applications. In addition, the Company seeks to design integrated circuits and chip cores which can reduce the time needed by manufacturers to integrate the Company's products into the manufacturer's products.

         Zoran has historically generated a significant percentage of its total revenues from development contracts with its strategic partners. These development contracts provide that the Company will receive payments upon reaching certain development milestones and that the Company will retain ownership of the intellectual property developed. Development contracts have enabled the Company to fund portions of its product development efforts, to respond to the feature requirements of its customers, to accelerate the incorporation of the Company's products into customer products and to accelerate the time-to-market of the products the Company's customers. The Company is currently developing new integrated circuits based on MPEG and Dolby Digital compression standards pursuant to a development contract with Fujifilm under which Fujifilm is providing a portion of the development funding. Fujifilm has participated directly in product definition for these development programs and will have the right to sell any resulting products in Japan under its distribution agreement with the Company. Fujifilm will also have the right to manufacture a portion of the Company's requirements for these products, subject to certain conditions. In addition, the Company developed its ZR36120 PCI multimedia controller pursuant to a development contract with Siemens under which Siemens has provided a portion of the development funding. See "Products and Technology." Siemens participated directly in product definition for this product and has the right to purchase the product as an OEM customer. See "Sales and Marketing" and "Manufacturing."

         The Company is a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF") which fund up to 50% of incurred project costs for approved projects up to specified contract maximums. These agreements require the Company to use its best efforts to achieve specified results and to pay royalties at rates of 2% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. Total grants earned during 1995 and 1996 were $200,000 and $182,000, respectively. No grants were earned in 1997. The terms of Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist. The Company is currently engaged in the development of new JPEG, MPEG and Dolby Digital-based products under grants from the Chief Scientist. Although the Company has received grants from the Chief Scientist and BIRDF in the past, the Company intends to fund future research and development efforts for new products primarily from its own funds and through research and development arrangements with its major OEM customers.

         As of December 31, 1997, the Company had a staff of 90 full-time and 21 part-time research and development personnel, 69 of whom are based in Israel. During 1995, 1996 and 1997, the Company's net research and development expenses were approximately $5.9 million, $9.0 million and $13.8 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The Company's sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. The Company sells its products, and in certain cases distributes the products of other companies, primarily through its 12-person direct sales staff, of whom nine are located in the United States and three are located in Israel. The Company's United States sales staff is primarily responsible for sales in North America, South America and Asia, and the Company's Israeli sales staff is primarily responsible for sales in Europe and the Middle East. In addition, the Company sells its products indirectly through 23 commissioned sales representatives as well as certain distributors. The Company typically warrants its products for a 12-month period. To date, the Company has not experienced material product returns or warranty expense.

         The Company distributes its integrated circuit products in Japan primarily under an agreement with Fujifilm. Under this agreement, Fujifilm acts as the primary distributor in Japan of products developed by the Company under development contracts with Fujifilm. Fujifilm also sells certain of these products in Japan under its own name. The Company may sell these products directly in Japan only to specified customers and must first buy the products from Fujifilm. Fujifilm also has a nonexclusive license to distribute most of the Company's products outside of Japan. During 1997, the Company opened an office in Tokyo to help promote its products in Japan and to manage the sale of products not sold through Fujifilm. The Company's software products are distributed in Japan through a subsidiary of Matsushita, and most of its cores are sold directly to end users.

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

         The Company's primary foundries are Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC"), which has manufactured certain of the Company's integrated circuits since 1987, Fujifilm, which has manufactured certain of the Company's integrated circuits since 1993, and Motorola Inc. ("Motorola"), which has manufactured gate array-based products for the Company since 1993. In 1995, 1996 and 1997, these three foundries manufactured substantially all of the Company's products. Fujifilm is currently manufacturing the Company's JPEG codec, its JPEG-based converter products and its MPEG 1 decoder. Motorola is currently manufacturing the Company's motion JPEG controller and PCI multimedia controller, and TSMC is currently manufacturing the Company's audio and JPEG products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design.

         Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.6 micron and 0.8 micron feature sizes. All of the Company's semiconductor products are currently being assembled by one of two independent contractors, ASAT, Inc. ("ASAT") and Anam Industrial ("Anam") and tested by those contractors or other independent contractors.

         Zoran's ZR36050 JPEG codec was developed jointly with Fujifilm and is currently manufactured by Fujifilm pursuant to an agreement that grants Fujifilm the right to manufacture up to 80% of the Company's requirements for this products subject to Fujifilm's ability to manufacture these products on substantially the same or better terms and conditions as the Company could obtain from a third party. This agreement also grants Fujifilm certain marketing rights in Japan with respect to these products. See "Sales and Marketing."

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

         THE COMPANY'S RELIANCE ON INDEPENDENT FOUNDRIES AND ASSEMBLY AND TESTING HOUSES INVOLVES A NUMBER OF RISKS, INCLUDING THOSE DESCRIBED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

COMPETITION

         The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. In the market for JPEG-based products for desktop video editing applications, the Company's principal competitors are C-Cube Microsystems, Inc. ("C-Cube") and LSI Logic Corporation ("LSI Logic"). In the markets for PCI multimedia controllers, the Company's principal competitors are Auravision Corporation, Brooktree Corporation and Philips Semiconductor. Motorola, SGS Thomson Microelectronics, NV and Yamaha are currently shipping Dolby Digital-based audio compression products, and several other companies, including Crystal Semiconductor, have announced their intention to introduce such products. C-Cube has introduced integrated audio and video devices for DVD applications, and other manufacturers have developed prototypes of such products or announced their intention to introduce such products. These manufacturers, as well as others, are licensed by Dolby to incorporate Dolby Digital technology in their products. In addition, certain manufacturers, including Sony, incorporate compression technologies other than Dolby Digital in certain audio products that compete with products using the Company's integrated circuits. In the markets for JPEG-based products for use in filmless digital cameras, the Company's principal competitors are Casio Computer Co., Ltd. and Ricoh Co. Ltd. In the market for MPEG-based chip core products, the Company's principal competitors are David Sarnoff Research Center and SICAN Microelectronics Corp. In the market for the Company's MPEG-based software products, the Company's principal competitors are Mediamatics Corporation, Oak Technology, Inc. and Xing Technology Corporation. The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video and audio compression technology depends on a number of factors, including the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions.

         The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining average unit selling prices ("ASPs") and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions which may be less costly or provide higher performance or more desirable features than the Company's products. For example, IBM has announced its intention to offer integrated circuits incorporating compression technology for certain video and audio applications. To date, IBM has not announced products that compete to a significant extent with the Company's products. However, there can be no assurance that IBM will not enter the Company's markets in the future.

         The DVD market is in its infancy, and additional competitors are expected to enter the market for DVD software in 1998 and 1999. The Company believes that several large Japanese consumer electronics companies may be planning to enter this market and may, accordingly, attempt to develop MPEG 2 hardware or software that may be competitive with the Company's products. Certain of these potential competitors may develop captive implementations for use only with their own PCs and consumer electronics products. It is also possible that application software vendors, such as Microsoft Corporation, may attempt to enter the DVD application market in the future. This increased competition may result in price reductions, reduced profit margins and loss of market share.

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

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation involving the Company, the Company or its foundries from time to are notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. In particular, given the uncertainty discussed above regarding patents relating to the MPEG standard, it is difficult for the Company to assess the possibility that its activities in the MPEG field may give rise to future patent infringement claims. Litigation by or against the Company relating to patent infringement or other intellectual property matters could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that licenses would be offered or that the terms of any offered licenses would be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products, or the use by the Company's foundries of certain processes.

EMPLOYEES

         As of December 3l, 1997, the Company had 152 full-time and 29 part-time and contract employees, including 90 full-time and 21 part-time and contract employees primarily involved in research and development activities, 33 in marketing and sales, 21 in finance and administration and 16 in manufacturing control and quality assurance. Seventy-four of the Company's full-time employees and 21 of its part-time and contract employees, including 69 of the personnel who are primarily involved in engineering and research and development, are based in Israel, with the remainder at the Company's facilities in Santa Clara, California. The Company believes that its future success will depend, in large part on its ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

         The Company's executive offices and its principal administration, marketing and sales operations and a portion of its research and development operations are located in approximately 24,000 square feet of leased space in Santa Clara, California under a lease which expires in March 2000. The Company's principal research and development and engineering facilities and the balance of its administration, marketing and sales operations are located in approximately 14,000 square feet of leased space in an industrial park in Haifa, Israel under a lease which expires in 2002. The aggregate annual gross rent for the Company's facilities was approximately $748,000 in 1997. See Note 7 of Notes to Consolidated Financial Statements. The Company believes that its current facilities are adequate for its needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.



EXECUTIVE OFFICERS.

         The executive officers of the Company are as follows:

Name                                    Age          Position
----                                    ---          --------
Levy Gerzberg, Ph.D.                    53           President, Chief Executive Officer and Director
Aharon Aharon                           44           Vice President, Engineering
Paul R. Goldberg                        52           Vice President, Systems Solutions
Ami Kraft                               55           Vice President, Finance and Chief Financial Officer
Ronald Richter                          46           Vice President, Worldwide Sales
Isaac Shenberg, Ph.D.                   47           Vice President, Sales and Marketing
Alex Sinar                              49           Vice President, Operations

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

         Mr. Aharon joined the Company as Vice President, Engineering-Haifa Operations in February 1997 and was elected Vice President, Engineering in August 1997. From 1983 to February 1997, Mr. Aharon was employed by IBM in a variety of engineering and management positions, including Senior Manager of VLSI Design Tools from 1993 to February 1997 and Design Automation Manager from 1989 to 1993. Mr. Aharon holds a B.S. and M.S. in Electrical Engineering from the Technion.

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

         Mr. Richter has served as Vice President, Worldwide Sales of the Company since October 1997. From December 1996 to October 1997, Mr. Richter served as the Company's Director of North American Sales. Mr. Richter was employed as Vice President of Sales of Marketing of CompCore Multimedia, Inc. ("CompCore") from July 1995 to December 1996, when CompCore was acquired by the Company. From January 1994 to June 1995, Mr. Richter was employed as Director of Technology Licensing at DSP Group. From January 1990 to December 1994, he was employed as Business Manager at Adobe Systems Incorporated. Mr. Richter holds a B.S. in Electrical Engineering and a M.B.A. from the University of Southern California.

         Dr. Shenberg has served as Vice President, Sales and Marketing of the Company since January 1995. From August 1990 to January 1995, Dr. Shenberg served as the Company's Product Line Business Manager. Dr. Shenberg holds a Ph.D. in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from the Technion.

         Mr. Sinar has served as Vice President, Operations of the Company since February 1997. From January 1995 to February 1997, Mr. Sinar
served as the Company's Director of Manufacturing. From 1992 to December 1994, Mr. Sinar supervised the Company's Quality Assurance and Technology groups and from 1990 to 1992, he supervised the Company's Product Engineering group. From 1983 to 1990, Mr. Sinar held positions with the Company in the areas of process development, product and test engineering, reliability and quality. From 1977 to 1983, Mr. Sinar worked in the Microelectronics Laboratory at the Technion developing process technology for infra-red detectors and semiconductors. Mr. Sinar holds a B.S. in Electrical Engineering Polytechnic Institute in Kiev and an M.S. in Electrical Engineering from the Technion.

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

         The Company effected the initial public offering of its Common Stock on December 15, 1995. Since that date, the Company's Common Stock has been quoted on The Nasdaq National Market under the symbol "ZRAN." The following table sets forth the high and low closing sales price of the Company's Common Stock as reported as The Nasdaq National Market for the periods indicated:

                                                            High            Low
                                                            ----            ---
         1996:
              First Quarter.................................40.00          18.75
              Second Quarter................................31.75          16.25
              Third Quarter.................................19.75         10.125
              Fourth Quarter................................22.50          15.25

         1997:
              First Quarter.................................30.75          15.75
              Second Quarter................................26.50          12.75
              Third Quarter................................28.625          17.50
              Fourth Quarter...............................26.625          11.50

         As of December 31, 1997, there were 352 holders of record of the Company's Common Stock.

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

                                                                      YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                      1993         1994         1995         1996         1997
                                                      ----         ----         ----         ----         ----
                                                                (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales................................       $ 2,044      $ 6,243      $18,086      $35,503      $32,717
  Software, licensing and development..........         2,685        3,256        5,378        8,606       12,210
                                                    ---------    ---------    ---------    ---------     --------
    Total revenues.............................         4,729        9,499       23,464       44,109       44,927
                                                    ---------    ---------    ---------    ---------     --------

Costs and expenses:
  Cost of product sales........................         2,601        4,677        9,306       20,262       16,032
  Research and development.....................         5,002        4,887        5,916        8,954       13,787
  Selling, general and administrative..........         4,558        4,376        6,748       10,739       11,209
  Merger and related...........................            --           --           --        2,153           --
                                                    ---------    ---------    ---------    ---------     --------
    Total costs and expenses...................        12,161       13,940       21,970       42,108       41,028
                                                    ---------    ---------    ---------    ---------     --------
Operating income (loss)........................        (7,432)      (4,441)       1,494        2,001        3,899
Interest and other income
     (expense), net............................          (209)        (225)        (147)       1,027        1,258
                                                    ---------    ---------    ---------    ---------     --------
Income (loss) before income taxes..............        (7,641)      (4,666)       1,347        3,028        5,157
Provision for income taxes.....................            48          229          399          665          928
                                                    ---------    ---------    ---------    ---------     --------
Net income (loss)..............................       $(7,689)     $(4,895)     $   948      $ 2,363      $ 4,229
                                                    ---------    ---------    ---------    ---------     --------
                                                    ---------    ---------    ---------    ---------     --------
Basic net income (loss) per share (1)..........       $(24.18)     $ (4.82)     $  0.40      $  0.27      $  0.45
                                                    ---------    ---------    ---------    ---------     --------
                                                    ---------    ---------    ---------    ---------     --------
Diluted net income (loss) per share (1)........       $(24.18)     $ (4.82)     $  0.11      $  0.22      $  0.38
                                                    ---------    ---------    ---------    ---------     --------
                                                    ---------    ---------    ---------    ---------     --------
Shares used to compute basic net income (loss)
     per share (1).............................           318        1,015        2,391        8,802        9,412
                                                    ---------    ---------    ---------    ---------     --------
                                                    ---------    ---------    ---------    ---------     --------
Shares used to compute diluted net income (loss)
    per share (1)..............................           318        1,015        8,397       10,661       11,072
                                                    ---------    ---------    ---------    ---------     --------
                                                    ---------    ---------    ---------    ---------     --------

                                                                            DECEMBER 31,
                                                    -------------------------------------------------------------
                                                      1993         1994         1995         1996          1997
                                                      ----         ----         ----         ----          ----
                                                                           (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, equivalents and short-term investments...      $  1,261     $  1,743     $ 21,438     $ 23,419      $ 22,376
Working capital (deficit)......................          (222)      (2,272)      19,753       24,673        28,582
Total assets...................................         5,155        7,205       31,264       41,382        50,944
Long-term debt, less current portion...........         1,319        1,027          601           --            --
Accumulated deficit............................       (47,650)     (52,545)     (51,697)     (49,334)      (45,105)
Total stockholders' equity (deficit)...........           767       (1,176)      20,917       28,530        34,286

-----------
         (1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         From the Company's inception in 1981 through 1991, the Company derived the substantial majority of its revenue from DFPs and VSPs used principally in military, industrial and medical applications. In 1989, the Company repositioned its business to develop and market data compression products for the evolving multimedia markets and discontinued development of DFP and VSP products. In 1994, the Company discontinued production of these products, which are not expected to contribute significant revenues in future periods. The Company's current lines of multimedia compression products include JPEG-based products used in video editing systems and filmless digital cameras, MPEG-based products used in video playback and Dolby Digital-based audio products used in movie and home theater systems and DVD players.

         In December 1996, the Company acquired CompCore, a provider of software-based compression products and a designer of cores for video and audio decoder integrated circuits. In the acquisition, the Company issued approximately 2.0 million shares of its Common Stock in exchange for all of the outstanding Common Stock of CompCore. The Company also assumed all outstanding options to purchase CompCore Common Stock, which were exchanged for options to purchase approximately 900,000 shares of Zoran Common Stock. The acquisition was accounted for as a pooling of interests, and the financial statements of the Company and the information herein have been restated to include the results of CompCore for all periods.

         Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs for the Company's hardware products have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (OEM sales versus sales to distributors) and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. During 1996 and 1997, the Company reduced its ASPs on certain products in order to better penetrate the consumer market. The Company believes that, as its product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs or at all.

         The Company sells its products, either directly or through distributors or independent sales representatives, to OEMs worldwide. Sales prices to distributors are generally lower than prices for direct sales, as distributors are responsible for certain sales and marketing expenses, maintenance of inventories, customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm, the Company's strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than Zoran's other distributors.

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

         The Company is a party to certain research and development agreements with the Chief Scientist and BIRDF, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 2% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

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

         In October 1994, the Company contributed technology relating to its ghost cancellation products to a newly formed company (the "Joint Venture") and to the Joint Venture's subsidiary, Oren Semiconductor, Ltd. ("Oren"), and an unrelated third party contributed cash, each in exchange for a 50% equity interest in the Joint Venture. Since the organization of the Joint Venture, efforts relating to the development and marketing of ghost cancellation products have been conducted by the Joint Venture, through Oren. In September 1995, the Company approved the transfer of its interest in the Joint Venture, and $100,000 in cash, to GC Holdings Corporation ("Holdings"), a wholly-owned subsidiary of the Company, as Holdings' initial capital and declared a dividend to its stockholders of all of its stock in Holdings.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                                YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                          1995            1996            1997
                                                                          ----            ----            ----
Revenues:
     Product sales................................................        77%              80%             73%
     Software, licensing and development..........................        23               20              27
                                                                         ---              ---             ---
       Total revenues.............................................       100              100             100
                                                                         ---              ---             ---

     Costs and expenses:
     Cost of product sales........................................        40               46              36
     Research and development.....................................        25               20              31
     Selling, general and administrative..........................        29               24              25
     Merger and related...........................................        --                5              --
                                                                         ---              ---             ---
       Total costs and expenses...................................        94               95              92
                                                                         ---              ---             ---

     Operating income.............................................         6                5               8
     Interest and other income, net...............................        --                2               3
                                                                         ---              ---             ---
     Income before income taxes...................................         6                7              11
     Provision for income taxes...................................         2                2               2
                                                                         ---              ---             ---
     Net income ..................................................         4%               5%              9%
                                                                         ---              ---             ---
                                                                         ---              ---             ---

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUES. Total revenues increased by 1.8% to $44.9 million in 1997 from $44.1 million in 1996. Product sales decreased by 7.8% to $32.7 million in 1997 from $35.5 million in 1996. The decreases in product sales resulted primarily from unit sales and revenue decreases for the Company's Dolby Digital audio compression ICs due to delays in the development of the DVD market. These decreases were partially offset by unit sales and revenue increases for the Company's JPEG-based products used in desktop video editing. Software, licensing and development revenues increased by 41.9% to $12.2 million in 1997 from $8.6 million in 1996. This increase was due to significant new licensing contracts for software and hardware design as well as progress on long-term development contracts in place from the prior year.

         Product sales consist of revenues from sales of the Company's integrated circuits. Software, licensing and development revenue consists of revenue from license and royalty agreements, primarily for audio and video decoder software, that generally provide for the license of software for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Development revenue is derived from hardware design contracts that provide for license and milestone payments to be made at specified times.

         PRODUCT GROSS PROFIT. Product gross margin increased by 18.9% to 51.0% in 1997, compared to 42.9% in 1996. The increase was due to a product sales mix that included an increased percentage of higher margin products, an increased percentage of products sold directly to OEM customers and lower manufacturing costs during 1997.

         Product gross profit consists of product sales less cost of product sales. Cost of product sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. The Company's product gross margin is dependent on product mix and on the percentage of products sold directly to the Company's OEM customers versus indirectly through its marketing partners who purchase the Company's products at lower prices but absorb most of the associated marketing and sales support expenses. The Company expects product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

         RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased by 53.9% to $13.8 million in 1997 from $8.9 million in 1996. The increase was a result of the planned enhancement of the Company's technology and development capabilities in conjunction with the Company's growth in general and its increased software, licensing and development revenue. R&D expenses in 1996 were net of reimbursements in the amounts of $182,000 under product development agreements with the Chief Scientist. There were no such reimbursements during 1997. R&D expenses increased as a percentage of total revenues to 30.7% in 1997, compared to 20.3% in 1996.

         R&D expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies. The Company continues to believe that significant investments in R&D are required for it to remain competitive and expects to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased by 4.4% to $11.2 million in 1997 from $10.7 million in 1996. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth.

         SG&A expenses consist primarily of employee-related expenses, royalties, sales commissions, product promotion and other professional services. The Company expects that SG&A expenses will continue to increase to support the anticipated growth of the Company.

         INTEREST AND OTHER INCOME, NET. Net interest and other income increased by 22.5% to $1.3 million in 1997 from $1.0 million in 1996. The increase resulted primarily from decreased interest expense as a result of the repayment of the Company's remaining debt during 1996.

         PROVISION FOR INCOME TAXES. The Company's estimated effective tax rate decreased to 18.0% for 1997 from 22.0% in 1996. The decrease was primarily due the tax benefits derived from revenue and net income attributable the Company's operations in Israel which receives favorable tax treatment.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         REVENUES. Total revenues increased by 88.0% to $44.1 million in 1997 from $23.5 million in 1995. Product sales increased to $35.5 million in 1996 from $18.1 million in 1995, an increase of 96.0%. The increases in product sales resulted primarily from continued growth in unit sales of the Company's Dolby Digital audio decoders, which are used in home audio equipment and DVD players. Although sales of these products increased substantially from 1995, there were delays during 1996 in the development of the DVD market. In addition, unit sales of the Company's JPEG devices increased in 1996 compared to 1995. This increase reflected development of the markets for video editing and digital filmless cameras, although the market for consumer-oriented video editing equipment developed more slowly than had been anticipated. Unit sales increases in these product lines were partially offset by lower ASPs due to volume pricing and a higher proportion of sales to Fujifilm. Product sales for 1996 also reflected revenue from an advance payment deferred in prior periods and recognized in the third quarter of 1996 upon the completion of a multi-year sales program with one of the Company's strategic partners. Software, licensing and development revenue increased by 60% to $8.6 million in 1996 from $5.4 million in 1995. This increase was due primarily to an increase in software licensing contracts.

         PRODUCT GROSS PROFIT. Product gross margin decreased by 12.2% to 43% in 1996 from 49% in 1995. The decrease in product gross margin was primarily due to higher volume sales of relatively lower priced, lower margin Dolby Digital-based products and certain JPEG-based products sold to Fujifilm, the Company's strategic partner, customer and distributor in Japan. The decrease in product gross margin in 1996 was partially offset by revenues recognized upon completion of the multi-year contract with a strategic partner. Without the benefit of these revenues, product gross margin for 1996 would have been 41%. Product gross margin in 1995 was also positively impacted by sales of high-margin, "end-of-life" DFP and VSP products, primarily in the first quarter.

         RESEARCH AND DEVELOPMENT. R&D expenses increased by 51.3% to $9.0 million in 1996 from $5.9 million in 1995. The increase in R&D expenses was the result of planned growth in development activities and development capabilities of both Zoran and CompCore. R&D expenses were net of reimbursements in the amounts of $182,000 and $200,000 in 1996 and 1995, respectively, under product development agreements with the Chief Scientist. R&D expenses as a percentage of total revenues decreased to 20% in 1996 from 25% in 1995.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased by 59.1% to $10.7 million in 1996 from $6.7 million in 1995. The increase in SG&A expenses was due primarily to increased sales and marketing expenses to support increased sales levels, increased royalties related to higher product sales and increased administrative expenses associated with Zoran's status as a publicly-traded company. SG&A expenses decreased as a percentage of total revenues to 24% in 1996 from 29% in 1995.

         MERGER AND RELATED EXPENSES. Total costs and expenses in 1996 include non-recurring merger and related expenses of $2.2 million. These expenses related to the merger of Zoran and CompCore in December 1996 and include professional fees, other direct transaction costs and other merger-related costs associated with combining the operations of the two companies.

         OPERATING INCOME (LOSS). The Company's operating income increased by 33.9% to $2.0 million in 1996 from $1.5 million in 1995. Excluding the non-recurring merger and related expenses, the Company's operating income for 1996 would have been $4.2 million.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income and expense resulted in net other income of $1.0 million in 1996 compared to net other expense of $147,000 in 1995. Interest expense decreased due to the use of proceeds from the initial public offering of the Company's Common Stock (the "IPO") in December 1995 to repay debt. Interest income increased due to the investment of the IPO proceeds, including proceeds from the January 1996 exercise of the underwriters' over-allotment option.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $665,000 for 1996 from $399,000 for 1995. The Company's tax provision for 1996 primarily reflected foreign withholding taxes, income taxes on CompCore's earnings and alternative minimum tax on Zoran's domestic earnings.

LIQUIDITY AND CAPITAL RESOURCES

         Until the IPO in December 1995, the Company had financed its operations primarily through private placements of equity securities and, to a lesser extent borrowings from banks and its stockholders. Prior to the IPO, net proceeds from the sale of the Company's equity securities aggregated $55.1 million. Net proceeds from the IPO and the exercise of certain warrants in connection with the IPO and net proceeds from the exercise of the underwriters' over-allotment option in January 1996 totaled $21.0 million. At December 31, 1997, the Company had $9.9 million of cash and cash equivalents, $12.5 million of short-term investments and $28.6 million of working capital.

         The Company's operating activities provided cash of $1.2 million in 1995, $1.4 million in 1996 and $1.8 million in 1997. Cash provided by operating activities reflected net income excluding charges for depreciation and amortization, partially offset by cash used for working capital.

         The Company's capital expenditures totaled $3.5 million in 1996 and $3.6 million in 1997. Capital expenditures for 1998 are expected to be approximately $4.5 million. The Company had no bank debt at December 31, 1996 or at December 31, 1997.

         The Company believes that its current balances of cash, cash equivalents and short-term investments, together with existing sources of liquidity and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through 1998.

FUTURE PERFORMANCE AND RISK FACTORS

         THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

         PRODUCT CONCENTRATION; EVOLVING MARKETS. Since the Company's markets are still evolving, only a limited number of commercial and consumer products that incorporate the Company's integrated circuits are currently in volume production. Current applications for the Company's products include professional and consumer video editing systems, PC-based and stand-alone video CD and DVD players, digital audio systems, filmless digital cameras and video conferencing systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications. Video editing applications continued to account for the largest percentage of the Company's product sales in 1996 and 1997. Delays in the development of the DVD market resulted in decreased sales of the Company's audio products in 1997 compared to 1996. The Company expects that sales of its devices for video capture and editing applications and digital audio applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

         The emergence of markets for the Company's integrated circuits will be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform with certain current industry standards. There can be no assurance that manufacturers will continue to follow these standards or that competing standards will not emerge which will be preferred by manufacturers. The emergence of markets for the Company's products is also dependent in part upon third-party content providers developing and marketing content for end user systems, such as video and audio playback systems, in a format compatible with the Company's products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products. See "Item 1. Business -- Strategy" and "--Markets and Applications."

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

         All of the Company's semiconductor products are currently being assembled by one of two independent contractors, ASAT and Anam, and tested by those contractors or other independent contractors. See "Item 1. Business -- Manufacturing." The Company's reliance on independent assembly and testing houses limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of the Company's products.

These constraints or delays could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

         NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company expects to increase its expenses relating to product development, and its future success will depend to a substantial degree upon its ability to develop and introduce, on a timely and cost-effective basis, new and enhanced products that meet changing customer requirements and industry standards. The development and introduction of new semiconductor products is a complex and uncertain process requiring high levels of innovation, the accurate anticipation of technological and market trends, the successful and timely completion of product development, the ability of the Company to convince its customers to incorporate the Company's products into the design of their own products, the securing of sufficient foundry capacity and the achievement of acceptable wafer yields by the Company's independent foundries. Development of new product designs can often require significant expenditures by the Company, which expenditures may precede volume sales of the new product, if any, by a year or more. In addition, software products as complex as those offered by the Company typically contain undetected errors or failures when first introduced or as new versions are released. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance which, in turn, could have a material adverse effect upon the Company's business, operating results and financial condition. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, operating results and financial condition. See "Item 1. Business -- Industry Background" and " -- Research and Development."

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

         CUSTOMER CONCENTRATION; CHANGES IN CUSTOMER MIX. The Company's largest customers have accounted for a substantial percentage of its revenues, and sales to these large customers have varied materially from year to year. See "Item 1. Business -- Customers." There can be no assurance that the Company will be able to retain its key customers or that such customers will not cancel purchase orders or reschedule or decrease their level of purchases. In addition, sales to these key customers may fluctuate significantly from quarter to quarter. Any development that would result in a substantial decrease or delay in sales to one or more key customers, including actions by competitors or technological changes, could have a material adverse effect on the Company's business, operating results or financial condition. In addition, any development that would adversely affect the collectability of account balances from one or more key customers could have a material adverse effect on the Company's business, operating results or financial condition.

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

         The Company's future net income and cash flow will also be affected by its ability to apply its net operating losses ("NOLs"), which totaled approximately $36.0 million for federal tax reporting purposes as of December 31, 1997, against taxable income in future periods. Under the Tax Reform Act of 1986, the utilization of NOLs may be impaired or limited in certain circumstances, including a cumulative ownership change of greater than 50% over a three-year period. The consummation of the IPO in December 1995 resulted in a cumulative ownership change of greater than 50%. Accordingly, the Company's NOLs incurred prior to the consummation of the IPO that can be utilized to reduce future taxable income for federal tax purposes will be limited to approximately $3 million per year. The Company does not believe that its acquisition of CompCore in December 1996 adversely affected its ability to utilize its NOLs. However, future changes of ownership could further limit the Company's utilization of NOLs and could have an adverse effect on the Company's net income and cash flow. Beginning in 1997, the Company's Israeli subsidiary has benefitted from its status as an "Approved Enterprise" pursuant to the Israeli Law for the Encouragement of Capital Investments, 1959, as amended. There can be no assurance that changes in tax laws in the United States or Israel or in the Company's status will not limit the Company's ability to utilize its NOLs or its "Approved Enterprise" status. Any limitation on the Company's ability to utilize its NOLs or its "Approved Enterprise" status could have a material adverse effect on the Company's business, operating results or financial condition. See
Note 9 of Notes to Consolidated Financial Statements.

         RISKS ASSOCIATED WITH CUSTOMER FUNDED RESEARCH AND DEVELOPMENT. The Company historically has generated a significant percentage of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. Under these contracts, the Company receives payments upon reaching certain development milestones. See "Item 1. Business -- Research and Development." The Company intends to continue to enter into development contracts with strategic partners, although it expects development revenue to remain relatively constant or decrease, and to decrease as a percentage of total revenues. The Company's failure to achieve the milestones specified in its existing development contracts, the termination of existing contracts or the Company's inability to secure future development contracts could have an adverse effect on the Company's business, operating results or financial condition.

         POSSIBLE TRANSACTIONS TO OBTAIN ADDITIONAL FOUNDRY CAPACITY. In order to secure additional foundry capacity, the Company has considered and will continue to consider various transactions, which could include, among other things, equity investments from, option payments or other prepayments to, nonrefundable deposits with or loans to foundries in exchange for capacity, contracts that commit the Company to purchase specified quantities of wafers over extended periods or joint ventures or other partnership relationships with foundries. There can be no assurance that the Company will be able to make any such arrangement in a timely fashion or at all or that such arrangements, if any, will be on terms favorable to the Company. If the Company were not able to obtain additional foundry capacity as required, its business and operating results would be materially and adversely affected. See "Item 1. Business -- Manufacturing."

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company may require substantial additional capital to finance its future growth, secure additional foundry capacity and fund its ongoing research and development activities beyond 1998. The Company's capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for the Company's products, the types of arrangements that the Company may enter into with its independent foundries and the extent to which the Company invests in new technology and research and development projects. To the extent that the Company's existing sources of liquidity and cash flow from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders would be reduced. Further, such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. No assurance can be given that additional financing will be available when needed or that, if available, it will be available on terms favorable to the Company.

         MANAGEMENT OF GROWTH. The Company has recently experienced growth and expansion which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and has resulted, and will continue to result, in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls. Many of the Company's key operations, including the major portion of its research and development operations and a significant portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its research and development and administrative personnel, including its President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations is likely to place additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

         RECENTLY COMPLETED ACQUISITION. On December 27, 1996, the Company acquired CompCore. The managements of the Company and CompCore undertook the merger with the expectation that the merger would result in beneficial synergies for the companies. Achieving the anticipated benefits of the merger will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner. The combination of the two companies has required, among other things, integration of the companies' respective product offerings and technology and coordination of their research and development, sales and marketing, and financial reporting efforts. Certain aspects of the integration are still in process, and there can be no assurance that it will be completed smoothly or successfully. If significant difficulties are encountered in the integration of the existing product lines and technology, resources could be diverted from new product development, resulting in delays in new product introductions. The difficulties of such integration have been increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of certain operations continue to require the dedication of management and other personnel resources which may temporarily distract from the day-to-day business of the Company. In addition, certain former officers and key employees of CompCore are no longer with the Company. There can be no assurance that other former CompCore employees will remain employed by the Company. Failure to successfully complete the integration of the two companies' operations could have a material adverse effect on the Company's business, financial condition or results of operations.

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

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation involving the Company, the Company or its foundries are from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. Litigation by or against the Company relating to patent infringement or other intellectual property matters could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that licenses would be offered or that the terms of any offered licenses would be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products, or the use by the Company's foundries of certain processes. See "Item 1. Business -- Proprietary Rights and Licenses."

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

         RELIANCE ON INTERNATIONAL SALES AND OPERATIONS; RELIANCE ON OPERATIONS IN ISRAEL. Sales to non-U.S. customers in 1995, 1996 and 1997 accounted for 63%, 74% and 43%, respectively, of the Company's total revenues, and the Company anticipates that international sales will continue to represent a significant portion of total revenues. In addition, substantially all of the Company's semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates, imposition of tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations.

         A substantial portion of the Company's research and development and sales operations are located in the State of Israel and, as of December 31, 1997, 74 of the Company's 152 full-time employees were located in Israel, including a majority of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli shekels, thereby subjecting the Company to the risk of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. There can be no assurance that such factors will not have a material adverse effect of the Company's business, operating results or financial condition. In the past, the Company has obtained royalty-bearing grants from the Chief Scientist and BIRDF to fund research and development. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person without the prior written consent of the Chief Scientist. The Company may apply for additional grants for new or existing products, although there can be no assurance that these grants will be available in the future or that the royalty rates payable by the Company, or other terms of such grants, will not be less favorable to the Company than the terms of previous grants. See "Item 1. Business -- Research and Development."

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

         RISKS RELATED TO YEAR 2000 PROBLEM. In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." The Company has examined all of its critical software and operational applications as well as the software products it has sold and found no potential problems related to the Year 2000 issue. In addition, however, the Company could be exposed to a potential adverse impact resulting from the failure of financial institutions and other third parties to adequately address the Year 2000 problem. The Company intends to devote the necessary resources to identify and resolve Year 2000 issues that may exist with third parties. However, the Comnpany cannot estimate the cost of this effort at this time, nor can any assurance be given that the Year 2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants.........................................................................      35

Consolidated Balance Sheets as of December 31, 1996 and 1997..............................................      36

Consolidated Statements of Operations for the Years Ended
         December 31, 1995, 1996 and 1997.................................................................      37

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1995, 1996 and 1997.................................................................      38

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1995, 1996 and 1997.................................................................      39

Notes to Consolidated Financial Statements................................................................      49

Supplemental Data:  Selected Quarterly Financial Information (Unaudited)..................................      59

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Zoran Corporation


           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
San Jose, California
January 23, 1998

                                ZORAN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                     December 31,
                                                               ------------------------
                                                                  1996          1997
                                                               ---------     ----------

ASSETS

Current Assets:

    Cash and cash equivalents                                  $  11,176     $    9,903
    Short-term investments                                        12,243         12,473
    Accounts receivable, net                                      11,088         16,509
    Inventory                                                      1,799          4,123
    Prepaid expenses and other current assets                      1,219          2,232
                                                               ---------     ----------
          Total current assets                                    37,525         45,240
  Property and equipment, net                                      3,857          5,704
                                                               ---------     ----------
          Total assets                                         $  41,382         50,944
                                                               ---------     ----------
                                                               ---------     ----------
CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable                                           $   6,421     $    9,572
    Accrued expenses and other liabilities                         6,431          7,086
                                                               ---------     ----------
          Total current liabilities                               12,852         16,658
                                                               ---------     ----------

  Commitments and Contingencies (Note 4, 6 and 7)
  stockholders' equity
    Common Stock: $0.001 par value; 20,000,000
       shares authorized; 9,029,365 and 9,800,679 shares
       issued and outstanding                                          9             10
    Additional paid-in capital                                    77,855         78,664
    Warrants                                                         -              717
    Accumulated deficit                                          (49,334)       (45,105)
                                                               ---------     ----------
          Total stockholders' equity                              28,530         34,286
                                                               ---------     ----------
            Total liabilites and stockholders' equity          $  41,382     $   50,944
                                                               ---------     ----------
                                                               ---------     ----------


       The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                              Year Ended December 31,
                                                            --------------------------------------------------
                                                                 1995              1996              1997
                                                            --------------    -------------     --------------


  Revenues:

    Product sales                                           $       18,086    $      35,503     $      32,717
    Software, licensing and development                              5,378            8,606            12,210
                                                            --------------    -------------     -------------
       Total revenues                                               23,464           44,109            44,927
                                                            --------------    -------------     -------------
    Cost and expenses:
    Cost of product sales                                            9,306           20,262            16,032
    Research and development                                         5,916            8,954            13,787
    Selling, general and administrative                              6,748           10,739            11,209
    Merger and related                                                   -            2,153                 -
                                                            --------------    -------------     -------------
       Total costs and expenses                                     21,970           42,108            41,028
                                                            --------------    -------------     -------------
  Operating income                                                   1,494            2,001             3,899
  Interest expense                                                    (320)            (146)                -
  Interest and other income                                            173            1,173             1,258
                                                            --------------    -------------     -------------
  Income before income taxes                                         1,347            3,028             5,157
  Provision for income taxes                                           399              665               928
                                                            --------------    -------------     -------------
  Net income                                                $          948    $       2,363     $       4,229
                                                            --------------    -------------     -------------
                                                            --------------    -------------     -------------
  Basic net income per share                                $         0.35    $        0.27     $        0.45
                                                            --------------    -------------     -------------
                                                            --------------    -------------     -------------
  Diluted net income per share                              $         0.11    $        0.22     $        0.38
                                                            --------------    -------------     -------------
                                                            --------------    -------------     -------------
  Shares used to compute basic net income per share                  2,391            8,802             9,412
                                                            --------------    -------------     -------------
                                                            --------------    -------------     -------------
  Shares used to compute diluted net income per share                8,397           10,661            11,072
                                                            --------------    -------------     -------------
                                                            --------------    -------------     -------------



        The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)







                                         Convertible
                                       Preferred Stock       Common Stock     Additional
                                     ------------------   ------------------    Paid-In              Accumulated
                                     Shares     Amount     Shares    Amount     Capital    Warrant    Deficit         Total
                                    --------   --------   --------  --------  ----------  ---------  -----------    --------
Balance at December 31, 1994          4,032    $      4       932    $    1    $51,364   $   --       $(52,545)     $(1,176)
Excercise of Series K and L
 Preferred Stock Warrants               875           1      --         --       4,144       --          --           4,145
Issuance of Common Stock
 pursuant to public offering,
 net expenses                          --          --       1,429         1     17,039       --          --          17,040
Conversion of Preferred Stock
 to Common Stock                     (4,907)         (5)    4,907         5       --         --          --            --
Issuance of Common Stock, net          --          --       1,142         1          9       --          --              10
Amortization of deferred
 compensation                          --          --        --         --          50       --           --             50
Declaration of dividend                --          --        --         --         --        --           (100)        (100)
Net income                             --          --        --         --         --        --            948          948
                                    -------    --------   -------    ------   --------  ---------    ---------     --------
Balance at December 31, 1995           --          --       8,410         8     72,606       --        (51,697)      20,917
Issuance of Common Stock
 pursuant to public offering
 over-allotment, net of expenses       --          --         308         1      3,531       --          --           3,532

Issuance of Common Stock, net          --          --         183       --         468       --          --             468
Conversion of note                     --          --         128       --       1,032       --          --           1,032
Amortization of deferred
 compensation                          --          --        --         --         218       --          --             218
 Net income                            --          --        --         --         --        --          2,363        2,363
                                    -------    --------   -------    ------   --------  ---------    ---------     --------
Balance at December 31, 1996           --          --       9,029         9     77,855       --        (49,334)      28,530

Issuance of Common Stock, net          --          --         772         1        769       --          --             770

Issuance of Warrant                    --          --        --         --         --         717        --             717
Amortization of deferred
 compensation                          --          --        --         --          40        --         --              40
Net income                             --          --        --         --         --         --         4,229        4,229
                                    -------    --------   -------    ------   --------  ---------    ---------     --------
Balance at December 31, 1997           --      $   --       9,801    $   10    $78,664   $    717     $(45,105)     $34,286
                                    -------    --------   -------    ------   --------  ---------    ---------     --------
                                    -------    --------   -------    ------   --------  ---------    ---------     --------



        The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)



                                                           Year Ended December 31,
                                                         -----------------------------
                                                           1995       1996     1997
                                                         ---------  --------  --------
Cash flows from operating activities:

Net income                                                $   948   $  2,363   $ 4,229
Adjustments:
 Depreciation, amortization and other                       1,035      1,420     1,862
 Amortization of deferred compensation                         50        218        40
 Deferred revenue                                             467     (1,758)      121
 Changes in current assets and liabilities:
  Accounts receivable                                      (2,853)    (5,815)   (5,421)
  Inventory                                                (1,471)       456    (2,324)
  Prepaid expenses and other current assets                  (398)      (686)     (356)
  Accounts payable                                          1,310      2,868     3,151
  Accrued expenses and other liabilties                     2,082      2,368       534
                                                         --------   --------  --------
   Net cash provided by operating activities                1,170      1,434     1,836
                                                         --------   --------  --------
Cash flows from investing activities:
  Capital expenditures for property and equipment            (677)    (3,480)   (3,649)
  Purchase of short-term investments, net                    --      (12,243)     (230)
                                                         --------   --------  --------
   Net cash used in investing activities                     (677)   (15,723)   (3,879)
                                                         --------   --------  --------

Cash flows from financing activites:
  Proceeds from debt                                          208      1,000      --
  Repayments of debt                                       (2,101)      (973)     --
  Proceeds from issuance of Common Stock, net              17,050      4,000       770
  Proceeds from issuance of Preferred Stock, net            4,145       --        --
  Dividends paid                                             (100)      --        --
                                                         --------   --------  --------
   Net cash provided by financing activites                19,202      4,027       770
                                                         --------   --------  --------
Net increase (decrease) in cash and cash equivalents       19,695    (10,262)   (1,273)
Cash and cash equivalents at beginning of period            1,743     21,438    11,176
                                                         --------   --------  --------
Cash and cash equivalents at end of period               $ 21,438   $ 11,176  $  9,903
                                                         --------   --------  --------
                                                         --------   --------  --------

Supplemental disclosures:
  Interest paid                                          $    319   $    145  $   --
                                                         --------   --------  --------
                                                         --------   --------  --------
  Taxes paid                                             $    259   $    468  $    368
                                                         --------   --------  --------
                                                         --------   --------  --------
Noncash transaction:
  Conversion of debt to Common Stock                     $   --     $  1,032  $   --
                                                         --------   --------  --------
                                                         --------   --------  --------
  Issuance of Warrant                                    $   --     $   --    $    717
                                                         --------   --------  --------
                                                         --------   --------  --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ZORAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - THE COMPANY:

     Zoran Corporation ("Zoran" or the "Company") was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. On December 27, 1996, the Company completed its merger with CompCore Multimedia, Inc. ("CompCore"), a developer of decompression technology for digital video and audio applications (see Note 3). Zoran develops and markets integrated circuits and software products for digital video and audio applications enabled by compression. The Company's integrated circuits and software products are used in a variety of video and audio products addressing PC and consumer multimedia markets. Current applications for Zoran products include professional and consumer video editing systems, PC-based and stand-alone Video-CD and DVD players and digital audio systems, filmless digital cameras and video conferencing systems. The Company operates predominantly in one industry segment.

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



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

     Zoran has adopted accounting policies which are generally accepted in the industry in which it operates. The following is a summary of the Company's significant accounting policies. Certain prior year amounts have been adjusted to conform to current year presentation.

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

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of presentation

     The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Zoran Microelectronics Ltd. ("ZML") and CompCore. See Note 3. All significant intercompany transactions and accounts have been eliminated.

Translation of foreign currencies

     ZML, an Israeli subsidiary, treats the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), gains and losses resulting from translation of accounts designated in other than the functional currency are reflected in results of operations and to date have been insignificant.

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

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     The Company's investment portfolio is classified as available-for-sale and, therefore, is reported at fair value with unrealized gains and losses, net of related tax, if any, as a separate component of shareholder's equity. At December 31, 1997, the fair value of the Company's marketable securities approximates cost.


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

     The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years in the period ended December 31, 1997. As of December 31, 1997, three customers accounted for approximately 29%, 17% and 11% of the accounts receivable balance. As of December 31, 1996, one customer accounted for approximately 54% of the accounts receivable balance.

Inventory

     Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

Net income per share

     The Company adopted Statement of Accounting Standard No. 128 ("FAS 128"), Earnings Per Share ("EPS"), which was issued in February 1997. FAS 128 requires presentation of both basic and diluted EPS on the income statement. For all periods presented, Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Diluted EPS is computed using the weighted average number of common and potential common stock equivalent shares outstanding during the period.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Stock compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 8.

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

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 4 - BALANCE SHEET COMPONENTS:


                                        December 31
                                   -------------------
                                   1996           1997
                                   ----           ----
Accounts receivable, net:
  Trade                          $ 10,950      $ 17,253
  Unbilled                          1,088           245
                                 --------      --------
                                   12,038        17,498
                                 --------      --------
  Less: allowance                    (950)         (989)
                                 --------      --------
                                 $ 11,088      $ 16,509
                                 --------      --------
                                 --------      --------

     Unbilled accounts receivable consists of both development revenue recognized, but not yet billed and research and development funding not yet received. Unbilled development revenue represents revenue recognized under the percentage-of-completion method prior to achievement of the related contract milestones. The Company bills development revenue when contract milestones are achieved. The Company recognizes research and development funding as reimbursable expenses, under research and development agreements, as incurred. This funding is offset against research and development expenses.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                                                        December 31,
                                                      ---------------
                                                      1996       1997
                                                      ----       ----
Inventory:
  Work-in-process                                   $    382   $   1,860
  Finished goods                                       1,417       2,263
                                                    --------   ---------
                                                    $  1,799   $   4,123
                                                    --------   ---------
                                                    --------   ---------
Property and equipment:
  Computer equipment                                $  7,704   $   9,100
  Office equipment and furniture                         413         702
  Machinery and equipment                                550         824
  Leasehold improvements                                 188         493
                                                    --------   ---------
                                                       8,855      11,119

  Less: accumulated depreciation and amortization     (4,998)     (5,415)
                                                    --------   ---------
                                                    $  3,857   $   5,704
                                                    --------   ---------
                                                    --------   ---------
Accrued expenses and other liabilities:
  Accrued payroll and related expenses              $  2,195   $   2,765
  Accrued royalties                                      905       1,187
  Accrued merger and related expenses                  1,073        --
  Taxes payable                                          706       1,266
  Other accrued liabilities                            1,209       1,404
  Deferred revenue                                       343         464
                                                    --------   ---------
                                                    $  6,431   $   7,086
                                                    --------   ---------
                                                    --------   ---------


NOTE 5 - RESEARCH AND DEVELOPMENT ARRANGEMENTS:

     The Company is a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade Department (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF"), which fund up to 50% of incurred project costs for approved products up to specified contract maximums. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 2% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Gross research and development expenses and the related grants are as follows:

                                                      Years Ended December 31,
                                                ---------------------------------
                                                  1995         1996         1997
                                                -------      -------      -------
Research and development expenses:
 Gross research and development expenses        $ 6,116      $ 9,136      $13,787
 Less: grants earned                               (200)        (182)        --
                                                -------      -------      -------
                                                $ 5,916      $ 8,954      $13,787
                                                -------      -------      -------
                                                -------      -------      -------

     Royalty expenses related to these grants were $450,000, $1,248,000, and $301,000 in 1995, 1996 and 1997, respectively.


NOTE 6 - DEVELOPMENT CONTRACTS:

     The Company has generated a portion of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $3,732,000, $3,698,000 and $1,752,000 in 1995, 1996 and 1997, respectively.


NOTE 7 - COMMITMENTS:

     The Company rents facilities and equipment under various lease agreements expiring through 2000. Rent expense for 1995, 1996 and 1997 totaled approximately $429,000, $405,000 and $748,000 respectively. Future minimum lease payments required under noncancelable leases at December 31, 1997 are as follows:


  Year Ending
  December 31,
    1998                           $  878,000
    1999                              714,000
    2000                              192,000
                                   ----------
    Total minimum lease payments   $1,784,000
                                   ----------
                                   ----------

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

Warrants

     In 1993 the Company granted a total of 569,322 warrants to purchase Series K Convertible Preferred Stock ("Series K") at an exercise price of $9.00 per share. These warrants were granted in conjunction with Series K and convertible debt issued in 1993. In October 1995, the Company offered Series K warrant holders a 10% discount on the $9.00 exercise price for a limited time. In response to this offer, warrants were exercised to purchase 374,977 shares of Series K for aggregate proceeds to the Company of approximately $3 million. In conjunction with the IPO, 47,563 Series K warrants were exercised and converted to Common Stock on a one-for-one basis. An additional 8,951 and 117 warrants were exercised and converted into Common Stock in the year ended December 31, 1996 and 1997, respectively, on a one-for-one basis. The remaining 137,724 warrants are convertible into Common Stock on a one-for-one basis and expire in 1998.

     In 1994, the Company granted a total of 505,079 warrants to purchase Convertible Preferred Stock ("Series L") at an exercise price of $1.50 per share. These warrants were granted in connection with the Series L and convertible debt issued in 1995. In 1995, warrants to purchase 452,220 shares of Series L were exercised for aggregate proceeds to the Company of $678,000. In conjunction with the IPO, 233 Series L warrants were exercised and converted to Common Stock on a one-for-one basis. The remaining 52,626 warrants were exercised and converted into Common Stock on a one-for-one basis in the year ended December 31, 1996.

     In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 75,000 shares of its Common Stock at an exercise price of $24.31 per share. The warrant is exercisable for a period of four years from the date beginning one year after the issuance date of the warrant. The $717,000 estimated value of the warrant, will be amortized over the four-year period of the license agreement. The unamortized balance at December 31, 1997 of $657,000 is included in prepaid expenses and other current assets.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Stock option plans

1993 Stock Option Plan

     The Company's 1993 Stock Option Plan (the "1993 Option Plan") was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993. This plan replaces the 1984 Incentive Stock Option Plan and the 1986 Supplemental Stock Option Plan. A total of 2,140,000 shares of Common Stock have been reserved for issuance under the 1993 Option Plan. The 1993 Option Plan provides for grants of options to employees, non-employee directors and consultants. The 1993 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The 1993 Option Plan will terminate in July 2003, unless sooner terminated by the Board of Directors.

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

     At December 31, 1997, shares available for grant under this plan were 194,939.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     The following table summarizes the Company's stock option activity for the years ended December 31, 1995, 1996 and 1997. The weighted average exercise price for each category presented is also shown in the table below:




                                                                  Year Ended December 31,
                                         -------------------------------------------------------------------------
                                                 1995                      1996                        1997
                                         ----------------------     --------------------      --------------------
                                                       Weighted                 Weighted                  Weighted
                                                        Average                  Average                   Average
                                                       Exercise                 Exercise                  Exercise
                                          Shares         Price        Shares      Price        Shares      Price
                                          ------       --------       ------    --------       ------      -------
Outstanding at beginning of period      1,011,944      $   0.15     1,328,084      $2.09      2,164,208    $ 2.30
Granted                                   391,465      $   6.74       980,546      $2.24        771,890    $18.86
Exercised                                 (41,433)     $   0.15      (140,253)     $0.17       (727,882)   $ 0.39
Canceled                                  (33,892)     $   0.15        (4,169)     $0.29       (155,045)   $10.01
                                        ---------                   ---------                 ---------    ------
Options outstanding at period end       1,328,084      $   2.09     2,164,208      $2.30      2,053,171    $ 8.62
                                        ---------                   ---------                 ---------    ------
                                        ---------                   ---------                 ---------    ------
Options exercisable at period end                                                             1,809,873
                                                                                              ---------
                                                                                              ---------

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



      The following table summarizes information about employee and director stock options outstanding at December 31, 1997:



                           Options Outstanding                Options Exercisable
                   --------------------------------------   ------------------------
                                  Average        Weighted                   Weighted
                                 Remaining        Average                    Average
                                Contractual      Exercise                   Exercise
Exercise Price       Number     Life (years)      Price        Number         Price
--------------       ------     ------------     --------      ------       ---------

$ 0.13 - $ 1.57      988,379        7.2        $    0.27       818,130     $    0.18
$ 4.69 - $10.63      212,788        8.2             9.21       139,739         10.10
$11.25 - $15.00      209,943        8.6            13.50       209,943         13.50
$17.75 - $20.75      603,661        9.5            19.40       603,661         19.40
$23.25 - $27.75       38,400        8.9            23.69        38,400         23.69
                   ---------                    --------     ---------     ---------
                   2,053,171                    $   8.62     1,809,873     $    9.40
                   ---------                    --------     ---------     ---------
                   ---------                    --------     ---------     ---------

     The Company has granted stock options for 52,000 shares during the year ended December 31, 1995 which were considered to have been granted below fair market value, excluding those options issued in connection with the CompCore acquisition (see Note 3). The Company will amortize approximately $150,000 of compensation expense over the vesting period of four years.

     The weighted average fair value of options granted during the years ended December 31, 1996 and 1997, as defined by SFAS 123, were $7.05 and $9.19 per share, respectively. Included in the grants in 1996 were options issued by CompCore and assumed by Zoran at exercise prices below market prices of the Company's Common Stock at the date of grant, of which their weighted average fair value was $6.41 per share (see Note 3).

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1995 Employee Stock Purchase Plan

      The Company's 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company's Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP will enable employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 1996 and 1997, 24,197 and 42,669 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $11.55 and $13.33 per share, respectively. At December 31, 1997, 233,134 shares were reserved and available for issuance under this plan. No shares were issued during 1995.

      The weighted average fair value of rights granted during the year ended December 31, 1996 and 1997, as defined by SFAS 123, was $5.46 and $3.64 per share, respectively.

Fair Value Disclosures

      Had compensation cost for the Company's option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income and net income per share for each of the three years ended December 31, 1997 would have been as follows (in thousands, except per share data):


                                              Year Ended December 31,
                                      -------------------------------------
                                        1995           1996          1997
                                      --------       --------      --------

 Pro forma net income                  $  919         $ 1,749       $  547
 Pro forma net income per share:
  Basic                                $ 0.38         $  0.20       $ 0.06
  Diluted                                0.11            0.17         0.05


      The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

                                ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                Year Ended December 31,
                                 -----------------------------------------------
                                          1995            1996              1997
                                          -----           ----              ----
  Dividend rate                            0.0%            0.0%             0.0%
  Risk-free interest rates         5.1% to 7.0%    5.3% to 6.6%     5.1% to 6.3%
  Volatility                              67.0%           67.0%            67.0%
  Expected life
    Option plans                        5 years         5 years          5 years
    Purchase plan                     0.5 years       0.5 years        0.5 years


      The pro forma amounts reflect compensation expense related to stock options and purchase rights granted during the years ended December 31, 1995, 1996 and 1997. In future years, the annual compensation expense will increase relative to the fair values of stock options granted in those years.

NOTE 9 - EARNINGS PER SHARE:

      FAS 128 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                         1995                               1996                                  1997
                          ----------------------------------  ----------------------------------  ---------------------------------
                             Income    Shares      Per Share   Income      Shares      Per Share   Income        Shares  Per Share
                          (Numerator) (Denominator)  Amount  (Numerator) (Denominator)   Amount  (Numerator) (Denomintor)  Amount
Basic EPS:
  Net income available
   to common stockholders         948      2,391     $0.40       2,363      8,802        $0.27      4,229           9,412   $0.45
                                                   -------                             -------                              -----
                                                   -------                             -------                              -----
Effects of Dilutive Securities:
  Convertible Preferred Stock       -      3,023                     -          -                      -               -
  Stock Options                     -      2,323                     -      1,706                      -            1,539
  Warrants                          -        660                     -        153                      -              121

Diluted EPS:
  Income available to
   common stockholder             948      8,397     $0.11       2,363     10,661        $0.22      4,229          11,072   $0.38
                                                   -------                             -------                              -----
                                                   -------                             -------                              -----

NOTE 10 - INCOME TAXES:

      The components of income before income taxes are as follows:


                                       Years Ended December 31,
                              -------------------------------------
                                 1995           1996         1997
                              ---------      ----------    --------
                                        (in thousands)
       U.S.                   $  2,206        $   (783)     $ 1,925
       Foreign                    (859)          3,811        3,232
                              --------        --------      -------
                              $  1,347        $  3,028      $ 5,157
                              --------        --------      -------
                              --------        --------      -------

                                ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      The components of the provision for income taxes are as follows:


                                       Years Ended December 31,
                              -------------------------------------
                                 1995         1996          1997
                              --------     ----------     ---------
       Current:                        (in thousands)
        U.S.                  $    151      $     103     $     360
        State                       33             66            98
        Foreign                    215            496           470
                              --------      ---------     ---------
                              $    399      $     665     $     928
                              --------      ---------     ---------
                              --------      ---------     ---------


      The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

Tax provision difference


                                                                 1995         1996           1997
                                                               --------      -------        -------
                                                                         (in thousands)
       Tax at U.S. statutory rate                              $    458      $ 1,030        $ 1,753
       Utilization of net operating loss carryovers              (1,116)        (575)          (856)
       Foreign Earnings                                               -         (309)          (213)
       State taxes net of federal benefit                            74           13             65
       Merger expenses                                                -          455             -
       Gain on transfer of holding in LLC                           850           29             -
       Alternative minimum tax                                       84           -              50
       Other                                                         49           22            129
                                                               --------      -------        -------
                                                               $    399      $   665        $   928
                                                               --------      -------        -------
                                                               --------      -------        -------

      Deferred income tax assets comprise the following:

                                                                       Years Ended December 31,
                                                               -----------------------------------------
                                                                  1995          1996             1997
                                                               ---------      ---------        ---------
                                                                            (in thousands)
       Federal and state net operating loss carryforwards      $  13,751      $  13,176        $  12,286
       Capitalized research and development expenses                 555            392              216
       Nondeductible reserves and accruals                         1,088          1,051              886
                                                               ---------      ---------        ---------
       Deferred tax assets                                        15,394         14,619           13,388
       Less valuation allowance                                  (15,394)       (14,619)         (13,388)
                                                               ---------      ---------        ---------
         Net deferred tax asset                                $     --       $     --         $      --
                                                               ---------      ---------        ---------
                                                               ---------      ---------        ---------

                                ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      As of December 31, 1997, the Company has NOLs of approximately $36 million for federal tax reporting purposes. The federal NOLs expire on various dates between 2000 and 2009. Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets.

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

      The Company's Israeli subsidiary has been granted the status of an "Approved Enterprise" pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended. The Company has four approved programs pursuant to this law. The first program was approved in 1984. Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs). Benefits under the first program expired in 1997. The second program was approved in 1991. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter. Benefits under the second program expire in 2003. The third program was approved in 1995. Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years. The fourth program was approved in 1997. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. Benefits under the third and the fourth program are limited to fourteen years from approval or twelve years from commencement of production. The net impact of the tax holidays was an increase in net income of $433,000 in fiscal 1997 and to increase net income per share by $0.04.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - GEOGRAPHIC REPORTING AND CUSTOMER CONCENTRATION:

      Sales to customers by geographical areas are as follows:

      Reporting by geographical areas are as follows:

                                      United        Pacific
                                       States         Rim          Europe         Total
                                     ---------     ----------    ----------     ---------
                                                  (in thousands)
       Revenues from third parties:
       Year ended December 31, 1995
        U.S.                         $   8,149      $  2,680      $   4,264     $  15,093
        Israel                             495         2,596          5,280         8,371
                                     ---------     ----------    ----------     ---------
                                     $   8,644      $  5,276      $   9,544     $  23,464
                                     ---------     ----------    ----------     ---------
                                     ---------     ----------    ----------     ---------


       Year ended December 31, 1996
        U.S.                         $  11,397      $  6,191      $   2,602     $  20,190
        Israel                             220        15,183          8,516        23,919
                                     ---------     ----------    ----------     ---------
                                     $  11,617      $ 21,374      $  11,118     $  44,109
                                     ---------     ----------    ----------     ---------
                                     ---------     ----------    ----------     ---------


       Year ended December 31, 1997
        U.S.                         $  25,480      $  5,429      $   1,184     $  32,093
        Israel                               -         4,396          8,438        12,834
                                     ---------     ----------    ----------     ---------
                                     $  25,480      $  9,825      $   9,622     $  44,927
                                     ---------     ----------    ----------     ---------
                                     ---------     ----------    ----------     ---------


                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                             Years Ended December 31,
                                  ------------------------------------------
                                       1995           1996         1997
                                  ------------   ------------   ------------
                                               (in thousands)
Operating income:
         U.S.                     $      2,052   $     (2,021)  $        511
         Israel                           (558)         4,022          3,388
                                  ------------   ------------   ------------
            Total                 $      1,494   $      2,001   $      3,899
                                  ------------   ------------   ------------
                                  ------------   ------------   ------------



                                                           December 31,
                                                 ---------------------------
                                                      1996         1997
                                                 ------------   ------------
                                                       (in thousands)
Identifiable assets:
         U.S.                                    $     28,711   $     37,774
         Israel                                        12,671         13,170
                                                 ------------   ------------
            Total                                $     41,382   $     50,944
                                                 ------------   ------------
                                                 ------------   ------------


Significant customers are as follows:


                                            Years Ended December 31,
                                  ------------------------------------------
                                      1995            1996          1997
                                  ------------   ------------   ------------
Customers comprising 10% or
   more of the Company's
   total revenues for the
   period indicated:
      A                                    10%            38%            --
      B                                    27%            --             --
      C                                    --             16%            15%
      D                                    --             --             15%
      E                                    --             --             15%


                                ZORAN CORPORATION
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (Unaudited)

                                                                              Quarters Ended
                                           -----------------------------------------------------------------------------------
                                           March 31,  June 30,  Sept 30,    Dec 31,    March 31,  June 30,  Sept 30,   Dec 31,
                                             1996       1996      1996       1996        1997       1997      1997       1997
                                           ---------  --------  --------    -------    ---------  --------  --------  --------
                                                                  (in thousands except per share data)
 Revenues:
   Product sales                            $6,381    $ 8,721    $10,067    $10,334    $ 6,316    $ 6,216    $ 8,486    $11,699
   Software, licensing and development       1,187      2,306      2,302      2,811      3,751      3,036      3,101      2,322
                                            ------    -------    -------    -------    -------    -------    -------    -------
     Total revenues                          7,568     11,027     12,369     13,145     10,067      9,252     11,587     14,021
                                            ------    -------    -------    -------    -------    -------    -------    -------
 Cost and expenses:
   Cost of product sales                     3,425      5,290      5,563      5,984      3,526      2,478      4,044      5,984
   Research and development                  1,580      1,720      2,785      2,869      3,312      3,203      3,722      3,550
   Selling, general and administrative       2,063      3,152      2,961      2,563      2,604      2,567      2,986      3,052
   Merger and related                            -          -          -     (2,153)         -          -          -          -
                                            ------    -------    -------    -------    -------    -------    -------    -------
     Total costs and expenses                7,068     10,162     11,309     13,569      9,442      8,248     10,752     12,586
                                            ------    -------    -------    -------    -------    -------    -------    -------

 Operating income (loss)                       500        865      1,060       (424)       625      1,004        835      1,435
 Interest and other income
    (expense), net                             244        297        208        278        278        350        316        314
                                            ------    -------    -------    -------    -------    -------    -------    -------
 Income (loss) before taxes                    744      1,162      1,268       (146)       903      1,354      1,151      1,749
 Provision for income taxes                     83        149        136        297        226        338        288         76
                                            ------    -------    -------    -------    -------    -------    -------    -------
 Net income (loss)                          $  661    $ 1,013    $ 1,132    $  (443)   $   677    $ 1,016    $   863    $ 1,673
                                            ------    -------    -------    -------    -------    -------    -------    -------
                                            ------    -------    -------    -------    -------    -------    -------    -------


 Net income (loss) per share:
   Basic                                    $ 0.08    $  0.12    $  0.13    $ (0.05)   $  0.07    $  0.11    $  0.09    $  0.17
                                            ------    -------    -------    -------    -------    -------    -------    -------
                                            ------    -------    -------    -------    -------    -------    -------    -------

   Diluted                                  $ 0.06    $  0.10    $  0.10    $ (0.05)   $  0.06    $  0.09    $  0.08    $  0.15
                                            ------    -------    -------    -------    -------    -------    -------    -------
                                            ------    -------    -------    -------    -------    -------    -------    -------

 Shares used to compute basic net
   income (loss) per share                   8,702      8,733      8.827      8,945      9,103      9,301      9,504      9,741
                                            ------    -------    -------    -------    -------    -------    -------    -------
                                            ------    -------    -------    -------    -------    -------    -------    -------

 Shares used to compute diluted net
   income (loss) per share                  10,175     10,600     10,851      8,945     11,070     11,036     11,131     11,052
                                            ------    -------    -------    -------    -------    -------    -------    -------
                                            ------    -------    -------    -------    -------    -------    -------    -------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                  PART III

         Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal No. 1 - Election of Directors" and in Part I of this Report under the heading "Executive Officers of the Registrant."

         The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Principal Stockholders and Share Ownership by Management."

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

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)         The following documents are filed as a part of this report:

            (1)      Financial Statements:

                     See Index to Consolidated Financial Statements at page 34 of this report.

            (2)      Financial Statement Schedules:

                     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

            (3)      Exhibits:

                     The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)         Reports on Form 8-K during the quarter ended December 31, 1997:

                     None

                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March ___, 1998                     ZORAN CORPORATION

                                            By:   /s/ Levy Gerzberg
                                                  -----------------------------
                                                  Levy Gerzberg, President and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                         Title                                      Date
           ---------                                         -----                                      ----
/s/ Levy Gerzberg                President, Chief Executive Officer and Director                March ___, 1998
------------------               (Principal Executive Officer)
Levy Gerzberg

/s/ Ami Kraft                    Vice  President, Finance and Chief Financial Officer           March ___, 1998
---------------------------      (Principal Financial and Accounting Officer)
Ami Kraft

/s/ Uzia Galil                   Chairman of the Board of Directors                             March ___, 1998
---------------------------
Uzia Galil

/s/ George T. Haber              Director                                                       March ___, 1998
---------------------------
George T. Haber

/s/ James D. Meindl              Director                                                       March ___, 1998
---------------------------
James D. Meindl

/s/ Arthur B. Stabenow           Director                                                       March ___, 1998
---------------------------
Arthur B. Stabenow

/s/ Philip M. Young              Director                                                       March ___, 1998
---------------------------
Philip M. Young

                                      EXHIBIT INDEX

                                      Exhibit Title

   Exhibit
   Number
   -------
    3.1(1)     Form of Restated Certificate of Incorporation of the Registrant.

    3.2(2)     Bylaws of the Registrant, as amended.

    4.1(3)     Amended and Restated Stock Rights  Agreement  dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

  *10.1(3)     1993 Stock Option Plan, as amended.

  *10.2(3)     1995 Outside Directors Stock Option Plan.

  *10.3(4)     Amended and Restated 1995 Employee Stock Purchase Plan.

  *10.4(3)     Form of Indemnity Agreement for officers and directors.

  +10.5(3)     Agreement  dated  June  28,  1991  between  the  Registrant  and  Fujifilm   Microdevices  Co.,  Ltd.
               ("Fujifilm"), as amended.

  +10.6(3)     Agreement dated July 27, 1992 between the Registrant and Fujifilm.

   10.7(3)     Letter  Agreement  dated December 16, 1991 between the Registrant  and Dolby  Laboratories  Licensing
               Corporation, as amended.

   10.11(3) Lease Agreement dated October 1, 1992 between the Registrant's subsidiary, Zoran Microelectronics Ltd. ("ZML"), and Matam-Haifa
               Scientific Industries Center Ltd.

  +10.12(3)    License Agreement for ZR33891 Digital Filter Processor dated June
               8, 1995 between the Registrant and Atmel Corporation ("Atmel").

  +10.13(3)    License Agreement for ZR34325 Vector Signal Processor dated June
               8, 1995 between the Registrant and Atmel.

  +10.14(3)    Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial
               Research and Development Foundation ("BIRDF").

  +10.15(3)    Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.

   10.16(3) Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the "Chief Scientist"), together with ZML's
               Letter of Undertaking dated September 4, 1994.

   10.17(3) Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML's Letter of Undertaking dated September 4, 1994.

   10.18(3)    Loan Agreements dated July 25, 1995,  August 1, 1995,  August 15, 1995,  August 31, 1995 and November
               1, 1995 between ZML and the Israel Discount Bank.

   10.21(3)    Form of Stock Purchase Warrant issued to purchasers of Series K
               Preferred Stock.

   10.29(5)    Summary of Discussion  dated April 23, 1996 between ZML and Matam  regarding  Lease  Agreement  dated
               October 1, 1992 between ZML and Matam.

   10.30(6)    Memorandum of Understanding Dated April 23, 1996 between ZML and
               IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

   10.31(7) Agreement and Plan of Reorganization dated October 20, 1996 among the Registrant, See Acquisition Corporation and CompCore
               Multimedia, Inc. (the "CompCore Acquisition Agreement").

  *10.32(7)    Employment Agreement dated October 20, 1996 between the
               Registrant and George T. Haber, effective December 27, 1996
               (included as Exhibit B-1 to the CompCore Acquisition Agreement).

   10.33(8)    Sub-Sublease dated April 1, 1997 between the Registrant and Integrated Silicon Solutions, Inc.

  *10.34       Confidential Separation Agreement dated August 4, 1997 between the Registrant and George T. Haber.

   21.1        List of subsidiaries of the Registrant.

   23.1        Consent of Price Waterhouse LLP.

   27          Financial Data Schedule.

------------------------------

           * Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

           + Confidential treatment has been granted as to a portion of this Exhibit.

           (1) Incorporated by reference to Exhibit 3.2 to Registrants Form SB-2 Registration Statement (No. 33-98630-LA), which became effective on December 14, 1995 (the "1995 Registration Statement").

           (2) Incorporated by reference to Exhibit 3.3 to the 1995 Registration Statement.

           (3) Incorporated by reference to identically numbered exhibit to the 1995 Registration Statement.

           (4) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended December 31, 1995.

           (5) Incorporated by reference to Exhibit 10-1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q").

           (6) Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.

           (7) Incorporated by reference to identically numbered exhibit to Registrant's Form S-4 Registration Statement (No. 333-16081), which became effective on December 4, 1996.

           (8) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1997.