Form 10-Q
period 1998-03-31
ZORAN CORP \DE\
filed 1998-05-15
CIK 1003022

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                               ______________________


                                     FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                         or

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

                    Yes X                      No __


The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 30, 1998 was 9,934,184.

                                 ZORAN CORPORATION

                                       INDEX


                                                                  PAGE NO.
                                                                  --------
                          PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997                         3

          Condensed Consolidated Income Statements
          Three Months Ended March 31, 1998 and 1997                   4


          Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997                   5

          Notes to Condensed Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7




                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                            15

                              ZORAN CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                                               March 31,     December 31,
                                                                 1998            1997
                                                                 ----            ----
ASSETS
   Current assets:
       Cash & equivalents                                     $  8,442      $   9,903
       Short-term investments                                   10,839         12,473
       Accounts receivable                                      11,841         16,509
       Inventories                                               7,600          4,123
       Prepaid expenses & other current assets                   2,016          2,232
                                                              ---------     ----------
         Total current assets                                   40,738         45,240

   Property & equipment, net                                     5,765          5,704
                                                              ---------     ----------
   Total assets                                               $ 46,503      $  50,944
                                                              ---------     ----------
                                                              ---------     ----------

LIABILITIES & EQUITY
   Current liabilities:
       Accounts payable                                       $  4,955      $   5,656
       Accrued expenses and other liabilities                    6,608         11,002
                                                              ---------     ----------
         Total current liabilities                              11,563         16,658

   Stockholder's equity:
       Common Stock, $0.001 par value;
        20,000,000 shares authorized; 9,909,176
        and 9,800,679 shares issued and outstanding                 10             10
       Additional paid-in capital                               78,699         78,664
       Warrants                                                    717            717
       Accumulated deficit                                     (44,486)       (45,105)
                                                              ---------     ----------
         Total stockholders' equity                             34,940         34,286
                                                              ---------     ----------

   Total liabilities & stockholders' equity                   $ 46,503      $  50,944
                                                              ---------     ----------
                                                              ---------     ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ZORAN CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                 1998         1997
                                                             --------      --------
Revenues:
  Product sales                                              $  8,634      $  6,316
  Software, licensing and development                           2,534         3,751
                                                             --------      --------
    Total revenues                                             11,168        10,067

Costs and expenses:
  Cost of product sales                                         4,657         3,526
  Research and development                                      3,234         3,312
  Selling, general and administrative                           2,748         2,604
                                                             --------      --------
    Total costs and expenses                                   10,639         9,442

Operating income                                                  529           625

Interest & other income (expense), net                            245           278
                                                             --------      --------

Income before income taxes                                        774           903

Provision for income taxes                                        155           226
                                                             --------      --------

Net income                                                     $  619        $  677
                                                             --------      --------
                                                             --------      --------

Basic net income per share                                    $  0.06       $  0.07
                                                             --------      --------
                                                             --------      --------

Diluted net income per share                                  $  0.06       $  0.06
                                                             --------      --------
                                                             --------      --------

Shares used to compute basic net income per share               9,856         9,103
                                                             --------      --------
                                                             --------      --------

Shares used to compute diluted net income per share            10,952        11,070
                                                             --------      --------
                                                             --------      --------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ZORAN CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                               1998           1997
                                                            --------       --------
Cash flows from operating activities:
  Net income                                                $   619        $  677
  Adjustments to reconcile net income to net cash used
  by operations:
    Depreciation, amortization and other                        537           379
    Changes in current assets and liabilities:
     Accounts receivable                                      4,668         1,813
     Inventory                                               (3,477)          760
     Prepaid expenses and other current assets                  171          (310)
     Accounts payable                                          (701)       (3,159)
     Accrued expenses and other liabilities                  (4,394)       (1,103)
                                                            --------       -------
        Net cash used by operating activities                (2,577)         (943)
                                                            --------       -------

Cash flows from investing activities:
  Capital expenditures for property and equipment              (553)         (892)
  Sale of short-term investments, net                         1,634           378
                                                            --------       -------
        Net cash provided (used) in investing activities      1,081          (514)

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                    35            22
                                                            --------       -------
        Net cash provided by financing activities                35            22

Net (decrease) in cash and cash equivalents                  (1,461)       (1,435)

Cash and cash equivalents at beginning of period              9,903        11,176
                                                            --------       -------

Cash and cash equivalents at end of period                  $ 8,442        $ 9,741
                                                            --------       -------
                                                            --------       -------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ZORAN CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. BALANCE SHEET COMPONENTS


                                    MARCH 31,  DECEMBER 31,
                                      1998         1997
                                    ---------  ------------
Inventory:
  Work-in-process                    $  2,343     $  1,860
  Finished goods                        5,257        2,263
                                     --------     --------
                                     $  7,600     $  4,123
                                     --------     --------
                                     --------     --------


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

4.   EARNINGS PER SHARE
  FAS 128 requires the reconciliation of the numerators and the denominators of the basic and diluted per share computation as follows:

                                                                  MARCH 31,
                                                  1998                                   1997
                                 -------------------------------------  -------------------------------------
                                   INCOME        SHARES      PER SHARE    INCOME        SHARES      PER SHARE
                                 (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                 -----------  -------------  ---------  -----------  -------------  ---------

Basic EPS:
  Net income available
    to common stockholders        $     619           9,856   $   0.06    $     677          9,103   $   0.07
                                                             ---------                              ---------
                                                             ---------                              ---------

Effects of Dilutive Securities:
  Stock Options                           -           1,038                                  1,843
  Warrants                                -              58                                    124

Diuted EPS:
  Income available to
    common stockholder            $     619          10,952   $   0.06    $     677         11,070   $   0.06
                                                             ---------                              ---------
                                                             ---------                              ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS" AND DISCUSSED MORE FULLY IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.


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

RESULTS OF OPERATIONS

REVENUES

     Total revenues for the quarter ended March 31, 1998 increased by 10.9% to $11.2 million from $10.1 million for the same period in 1997. Product sales for the quarter increased by 36.7% to $8.6 million from $6.3 million for first quarter of 1997. Unit sales increased across all product families compared to the same period in 1997, with the greatest percentage increase coming from the Company's audio-based product family. Software, licensing and development revenues decreased by 32.4% to $2.5 million compared to $3.8 million for the first quarter of 1997. This decrease was primarily due to the timing of significant new licensing contracts for software and hardware design and as well as the timing of revenue recognition of long-term development contracts

     Product sales consist of revenues from sales of the Company's integrated circuits. Software, licensing and development revenue consists of revenue from license and royalty agreements, primarily for audio and video decoder software, that generally provide for the license of software for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Development revenue is derived from hardware design contracts that provide for license and milestone payments to be made at specified times.


PRODUCT GROSS MARGIN

     Product gross margin for the quarter ended March 31, 1998 increased by 3.8% to 53.0% from 49.1% for the same period in 1997. The increase was due to a product sales mix that included an increased percentage of higher-margin products, an increased percentage of products sold directly to OEM customers and lower manufacturing costs compared to the same quarter in 1997.

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


RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses for the quarter ended March 31, 1998 decreased by 3.9% to $3.2 million from $3.3 million for the same period in 1997. R&D expenses decreased as a percentage of total revenues for the quarter from 32.9% for the first quarter of 1997 to 29.0% for the first quarter of 1998.

     The Company continues to believe that significant investments in R&D are required for it to remain competitive and expects to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 1998 increased by 5.5% to $2.7 million from $2.6 million for the same period in 1997. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth.

     The Company expects that SG&A expenses will continue to increase to support the anticipated growth of the Company.

INTEREST AND OTHER INCOME, NET

     Net interest and other income for the quarter ended March 31, 1998 decreased by 11.8% to $245,000 from $278,000 for the same period in 1997. The decrease resulted primarily from decreased interest income due to slightly lower cash balances during the quarter as compared to the same quarter in 1997.



PROVISION FOR INCOME TAXES

     The Company's estimated effective tax rate decreased to 20% for the current quarter from 25% for the same quarter last year. The decrease was primarily due the tax benefits derived from revenue and net income attributable the Company's operations in Israel, which receives favorable tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had $8.4 million of cash and cash equivalents, $10.8 million of short-term investments and $29.1 million of working capital. Cash used in operations for the three month period was $2.5 million, primarily reflecting changes in inventory, accounts receivable, accrued liabilities, and offset in part by net income, which includes non-cash charges for depreciation and amortization. The Company's capital expenditures for the quarter ended March 31, 1998 totaled $553,000. The Company had no bank debt at March 31, 1998 or at December 31, 1997.

     The Company believes that its current balances of cash, cash equivalents and short-term investments, together with existing sources of liquidity and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through at least the next 12 months.

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

     At present, all of the Company's semiconductor products are assembled by one of two independent contractors, ASAT and Anam, and tested by those contractors or other independent contractors. The Company's reliance on independent assembly and testing houses limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of the Company's products. These constraints or delays could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

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

     RISKS RELATED TO YEAR 2000 PROBLEM. In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." The Company has examined all of its critical software and operational applications as well as the software products it has sold and found no potential problems related to the Year 2000 issue. In addition, however, the Company could be exposed to a potential adverse impact resulting from the failure of financial institutions and other third parties to adequately address the Year 2000 problem. The Company intends to devote the necessary resources to identify and resolve Year 2000 issues that may exist with third parties. However, the Company cannot estimate the cost of this effort at this time, nor can any assurance be given that the Year 2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.

     MARKET RISK DISCLOSURE. The Company has an investment portfolio of securities that are classified as "available-for-sale". These securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

                           PART II.     OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   27  Financial Data Schedule

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ZORAN CORPORATION





Date:  May 14, 1998                           /S/  LEVY GERZBERG
                                              ------------------------
                                              Levy Gerzberg
                                              President
                                              Chief Executive Officer