Form 10-Q
period 1998-06-30
ZORAN CORP \DE\
filed 1998-08-14
CIK 1003022

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                               ---------------------


                                     FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                                         or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 30, 1998 was 10,069,873.

                                 ZORAN CORPORATION

                                       INDEX

                                                                             PAGE NO.
                                                                             --------

                             PART I.  FINANCIAL INFORMATION
Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997                       3

                    Condensed Consolidated Statements of Operations
                       Three and Six Months Ended June 30, 1998 and 1997         4

                    Condensed Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1998 and 1997                   5

                    Notes to Condensed Consolidated Financial Statements         6

Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                8



                            PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a vote of Security Holders                    15

Item 6.  Exhibits and Reports on Form 8-K                                       16


SIGNATURES                                                                      17


                               ZORAN CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       June 30,     December 31,
                                                         1998           1997
                                                       --------     ------------
ASSETS
    Current assets:
       Cash & equivalents                              $  6,552         $  9,903
       Short-term investments                             9,634           12,473
       Accounts receivable, net                          10,978           16,509
       Inventories                                        9,094            4,123
       Other current assets                               1,909            2,232
                                                       --------         --------
         Total current assets                            38,167           45,240


    Property & equipment, net                             5,794            5,704
                                                       --------         --------

                                                       $ 43,961         $ 50,944
                                                       --------         --------
                                                       --------         --------

LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                $  3,523         $  5,656
       Accrued expenses and other liabilities             6,037           11,002
                                                       --------         --------
         Total current liabilities                        9,560           16,658

    Stockholder's equity:
       Common Stock, $0.001 par value;
         20,000,000 shares authorized; 10,033,870
         and 9,800,679 shares issued and outstanding         10               10
       Additional paid-in capital                        79,136           78,664
       Warrants outstanding                                 717              717
       Accumulated deficit                              (45,462)         (45,105)
                                                       --------         --------
         Total stockholders' equity                      34,401           34,286
                                                       --------         --------

                                                       $ 43,961         $ 50,944
                                                       --------         --------
                                                       --------         --------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ZORAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                ------------------  ------------------
                                                   1998     1997      1998      1997
                                                --------  --------  --------  --------
  Revenues:
     Product sales                               $ 4,610   $ 6,216   $13,244   $12,532
     Software, licensing and development           2,465     3,036     4,999     6,787
                                                --------  --------  --------  --------
     Total revenues                                7,075     9,252    18,243    19,319

  Costs and expenses:
     Cost of product sales                         2,940     2,478     7,597     6,004
     Research and development                      2,944     3,203     6,178     6,515
     Selling, general and administrative           2,686     2,567     5,434     5,171
                                                --------  --------  --------  --------
     Total costs and expenses                      8,570     8,248    19,209    17,690

  Operating income (loss)                         (1,495)    1,004      (966)    1,629

  Interest & other income (expense), net             275       350       520       628
                                                --------  --------  --------  --------

  Income (loss) before income taxes               (1,220)    1,354      (446)    2,257

  Provision (benefit) for income taxes              (244)      338       (89)      564
                                                --------  --------  --------  --------

  Net income (loss)                              $  (976)  $ 1,016     $(357)  $ 1,693
                                                --------  --------  --------  --------
                                                --------  --------  --------  --------

  Basic net income (loss) per share              $ (0.10)  $  0.11   $ (0.04)  $  0.18
                                                --------  --------  --------  --------
                                                --------  --------  --------  --------

  Diluted net income (loss) per share            $ (0.10)  $  0.09   $ (0.04)  $  0.15
                                                --------  --------  --------  --------
                                                --------  --------  --------  --------

  Shares used to compute basic net income
  (loss) per share                                 9,975     9,301     9,916     9,203
                                                --------  --------  --------  --------
                                                --------  --------  --------  --------

  Shares used to compute diluted net income
  (loss) per share                                 9,975    11,036     9,916    11,053
                                                --------  --------  --------  --------
                                                --------  --------  --------  --------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        ZORAN CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                          (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                    1998            1997
                                                                  --------        --------
 Cash flows from operating activities:
     Net income (loss)                                            $  (357)         $ 1,693
     Adjustments to reconcile net income to net cash
     used by operations:
        Depreciation, amortization and other                        1,046              777
        Changes in current assets and liabilities:
          Accounts receivable, net                                  5,531             (211)
          Inventory                                                (4,971)           1,063
          Other current assets                                        278             (116)
          Accounts payable                                         (2,133)          (3,110)
          Accrued expenses and other liabilities                   (4,965)            (498)
                                                                  --------        --------
             Net cash used by operating activities                 (5,571)            (402)
                                                                  --------        --------

 Cash flows from investing activities:
     Property and equipment                                        (1,091)          (1,857)
     Sales/Purchases of short-term investments, net                 2,839             (665)
                                                                  --------        --------
             Net cash provided (used) in investing activities       1,748           (2,522)

 Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net                      472              239
                                                                  --------        --------
             Net cash provided by financing activities                472              239
                                                                  --------        --------

  Net decrease in cash and cash equivalents                        (3,351)          (2,685)

  Cash and cash equivalents at beginning of period                  9,903           11,176
                                                                  --------        --------

  Cash and cash equivalents at end of period                      $ 6,552          $ 8,491
                                                                  --------        --------
                                                                  --------        --------


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

2. BALANCE SHEET COMPONENTS


                                           JUNE 30,     DECEMBER 31,
                                             1998           1997
                                           -------        -------
         Inventory:
               Work-in-process             $ 2,354        $ 1,860
               Finished goods                6,740          2,263
                                           -------        -------
                                           $ 9,094        $ 4,123
                                           -------        -------
                                           -------        -------


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

4. EARNINGS PER SHARE

         A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:


                                                               Three Months Ended June 30,
                                                     1998                                        1997
                                   -----------------------------------------  ----------------------------------------
                                     Income         Shares       Per Share       Income         Shares       Per Share
                                   (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)     Amount
                                   -----------   -------------   ----------    -----------   -------------   ---------
Basic EPS:
  Net income available
    to common stockholders           $  (976)          9,975     $  (0.10)      $  1,016          9,301        $ 0.11
                                                                 --------                                      ------
                                                                 --------                                      ------
Effects of Dilutive Securities:
  Stock Options                                                                                   1,618
  Warrants                                                                                          117

Diluted EPS:
  Income available to
    common stockholder               $  (976)          9,975     $  (0.10)       $ 1,016         11,036        $ 0.09
                                                                 --------                                      ------
                                                                 --------                                      ------

                                     ---------------------------------------------------------------------------------

                                                                 Six Months Ended June 30,
                                                     1998                                        1997
                                   -----------------------------------------  ----------------------------------------
                                     Income         Shares       Per Share       Income         Shares       Per Share
                                   (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)     Amount
                                   -----------   -------------   ----------    -----------   -------------   ---------
Basic EPS:
  Net income available
    to common stockholders           $  (357)          9,916      $ (0.04)        $ 1,693        9,202         $ 0.18
                                                                 --------                                      ------
                                                                 --------                                      ------

Effects of Dilutive Securities:
  Stock Options                                                                                  1,731
  Warrants                                                                                         121

Diluted EPS:
  Income available to
    common stockholder               $  (357)          9,916      $ (0.04)        $ 1,693       11,054         $ 0.15
                                                                 --------                                      ------
                                                                 --------                                      ------


5. RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal 2000.

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

OVERVIEW

    Zoran Corporation ("Zoran" or the "Company") develops and markets integrated circuits ("ICs"), integrated circuit cores and software for digital video and audio applications enabled by compression. The Company's product lines address the PC and consumer multimedia market and include JPEG-based codecs, MPEG-based video decoders including DVD, Dolby Digital and MPEG-based audio decoders and real-time video CD and DVD decoder software for PC applications. The Company's software is bundled by PC and graphic systems manufactures for software-only or hardware-assisted video CD, DVD and JPEG compressed video playback on the PC. Current applications for the Company's
IC products include professional and consumer video editing systems, filmless digital cameras, PC-based or stand-alone video CD and DVD players and digital audio systems.

    Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs for the Company's hardware products have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. During 1996 and 1997, the Company reduced its ASPs on certain products to better penetrate the consumer market. The Company believes that, as its product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

    The Company sells its products to OEMs worldwide, either directly or through distributors or independent sales representatives. Sales prices to distributors are generally lower than prices for direct sales, as distributors are responsible for certain sales and marketing expenses, maintenance of inventories and customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm Microdevices Co., Ltd. ("Fujifilm"), the Company's strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than Zoran's other distributors.

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

    The Company conducts a substantial portion of its research and development and certain sales and marketing activities in Israel through its wholly-owned Israeli subsidiary. As a result, certain expenses are incurred in Israeli shekels. Substantially all of the Company's revenues have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company expects that most of its revenues and costs of product sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.

RESULTS OF OPERATIONS

REVENUES

    Total revenues were $7.1 million and $18.2 million for the three and six month periods ended June 30, 1998, compared to $9.3 million and $19.3 million for the same periods of the prior fiscal year, representing a decrease of 23.5% and 5.6% for the respective periods. For the three and six month periods ended June 30, 1998 the corresponding product revenues were $4.6 million and $13.2 million compared to $6.2 million and $12.5 million for the same periods in 1997, a decrease of 25.8% and an increase of 5.6%, respectively. For the current quarter decreased unit sales in the JPEG and MPEG product families were partially offset by increased unit sales in the audio product family. Software, licensing and development revenues were $2.5 million and $5.0 million for the three and six month periods ended June 30, 1998, compared to $3.0 million and $6.8 million for the same periods of the prior fiscal year, representing a decrease of 18.8% and 26.3% for the respective periods. This decrease was primarily due to the timing of significant new contracts for software and hardware design and as well as the timing of revenue recognition on long-term development contracts.

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

PRODUCT GROSS MARGIN

    Product gross margins were 36.2% and 42.6% of product revenues for the three and six month periods ended June 30, 1998, compared to 60.1% and 52.1% for the same periods of the prior fiscal year, a decrease of 39.8% and 18.2%, respectively. The decrease was due to a product sales mix that included a decreased percentage of higher-margin products, a reduced percentage of products sold directly to OEM customers and higher manufacturing costs compared to the same periods in 1997.

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

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $2.9 million and $6.2 million for the three and six month periods ended June 30, 1998 compared to $3.2 million and $6.5 million for the same periods of the prior fiscal year. As a percentage of revenues R&D expenses increased to 41.6% and 33.9% for the three and six month periods ended June 30, 1998, compared to 34.6% and 33.7% for the same periods of the prior fiscal year. The increase in R&D expenses as a percentage of revenues for the current quarter compared to the same period in 1997 was primarily due to reduced revenues quarter to quarter

    The Company continues to believe that significant investments in R&D are required for it to remain competitive and expects to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses were $2.7 million and $5.4 million for the three and six month periods ended June 30, 1998, compared to $2.6 million and $5.2 million for the same periods of the prior fiscal year. As a percentage of revenues, SG&A expenses were 38.0% and 29.8% for the three and six month periods ended June 30, 1998, compared to 27.8% and 26.8% for the same periods of the prior fiscal year. The increase as a percent of revenues was due to SG&A expenses remaining flat while revenues decreased from period to period.

INTEREST AND OTHER INCOME, NET

     Net interest and other income for the three and six month periods ended June 30, 1998 was $275,000 and $520,000, respectively, a decrease of 21.4% and 17.2% compared to the same periods in 1997. The decrease resulted primarily from decreased interest income due to lower cash balances during the current periods as compared to the same periods of the prior fiscal year.

PROVISION FOR INCOME TAXES

    The Company's estimated effective tax rate decreased to 20% for the current quarter from 25% for the same quarter last year. The decrease was primarily due to the tax benefits derived from revenue and net income attributable to the Company's operations in Israel, which receives favorable tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had $6.6 million of cash and cash equivalents, $9.6 million of short-term investments and $28.6 million of working capital. Cash used in operations for the first six months of 1998 was $5.6 million contrasted with $.4 million for the comparable period in 1997. Cash used primarily reflects changes in inventory, accounts receivable and accrued liabilities. The Company's capital expenditures for six months ended June 30, 1998 totaled $1.1 million. The Company had no bank debt at June 30, 1998 or at December 31, 1997.

    The Company believes that its current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through at least the next 12 months.


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

    RELIANCE ON INDEPENDENT FOUNDRIES AND CONTRACTORS. The Company does not operate any manufacturing facilities, and from time to time shortages of foundry capacity develop for certain process technologies in the semiconductor industry. The Company currently relies on independent foundries to manufacture substantially all of its products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design. The Company does not have a long-term supply contract with either TSMC or Motorola Inc., its principal suppliers, and, therefore, neither TSMC nor Motorola is obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

    The Company's reliance on independent foundries involves a number of risks, including the inability to obtain adequate capacity, the unavailability of or interruption in access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of the Company's intellectual property. The loss of any of the Company's foundries as a supplier, the inability of the Company, in a period of increased demand for its products, to expand supply or the Company's inability to obtain timely and adequate deliveries from its current or future suppliers could reduce or delay shipments of the Company's products. Any of these developments could damage relationships with the Company's current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

    At present, all of the Company's semiconductor products are assembled by one of two independent contractors, ASAT, Inc. and Anam Industrial, and tested by those contractors or other independent contractors. The Company's reliance on independent assembly and testing houses limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of the Company's products. These constraints or delays could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

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

    CUSTOMER CONCENTRATION; CHANGES IN CUSTOMER MIX. The Company's largest customers have accounted for a substantial percentage of its revenues, and sales to these large customers have varied materially from year to year and quarter to quarter. There can be no assurance that the Company will be able to retain its key customers or that such customers will not cancel purchase orders or reschedule or decrease their level of purchases. In addition, sales to these key customers may fluctuate significantly from quarter to quarter. Any development that would result in a substantial decrease or delay in sales to one or more key customers, including actions by competitors or technological changes, could have a material adverse effect on the Company's business, operating results or financial condition. In addition, any development that would adversely affect the collectability of account balances from one or more key customers could have a material adverse effect on the Company's business, operating results or financial condition.

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

    MANAGEMENT OF GROWTH. Over the past three years, the Company has experienced growth and expansion which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and has resulted, and will continue to result, in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its administrative, operational, management and financial systems and controls. Some of the Company's key operations, including the major portion of its research and development operations and a portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its research and development and administrative personnel, including its President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations is likely to place additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

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

    VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has fluctuated significantly since the Company's IPO and is subject to material fluctuations in the future in response to announcements concerning the Company or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in analysts' earnings estimates, general conditions in the semiconductor industry, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock.

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

                          PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

              The Company's 1998 Annual Meeting of Stockholders was held on June 10, 1998. At the meeting the following six persons nominated by management were elected to serve as directors of the Company:

                                                 Shares
                                      ----------------------------
            Nominee                   Voted For           Withheld
            -------------             ----------------------------
            Levy Gerzberg             9,385,807             55,953
            Uzia Galil                9,385,820             55,940
            George T. Haber           9,386,020             55,740
            James D. Meindl           9,385,820             55,940
            Arthur B Stabenow         9,386,020             55,740
            Philip M. Young           9,386,020             55,740


    The following additional items were voted upon at the meeting:

   1. A proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 450,000 shares was approved by a vote of 8,615,243 shares for; 709,204 shares against; 117,313 shares abstaining.

   2. A proposal to ratify the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending December 31, 1998 was approved by a vote of 9,311,785 for; 31,620 against; 98,355 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                 27      Financial Data Schedule

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the six months ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ZORAN CORPORATION


Date:  August 13, 1998                        /s/  Levy Gerzberg
                                              ---------------------------
                                              Levy Gerzberg
                                              President
                                              Chief Executive Officer

                                              /s/  Karl Schneider
                                              ---------------------------
                                              Karl Schneider
                                              Vice President of Finance
                                              Chief Financial Officer