Form 10-Q
period 1998-09-30
ZORAN CORP \DE\
filed 1998-11-17
CIK 1003022

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            ______________________


                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                      or

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

                    Yes X                      No __


The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 1998 was 10,098,871.

                               ZORAN CORPORATION

                                     INDEX

                                                                    PAGE NO.

                      PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997                     3

          Condensed Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1998 and 1997      4

          Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997                5

          Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8



                         PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                            16

                                    ZORAN CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                         (UNAUDITED)

                                                      September 30,   December 31,
                                                          1998            1997
                                                      -------------   ------------
ASSETS
 Current assets:
  Cash & equivalents                                     $  5,560      $  9,903
  Short-term investments                                   10,857        12,473
  Accounts receivable, net                                 13,357        16,509
  Inventories                                               6,811         4,123
  Other current assets                                      1,793         2,232
                                                      -------------   ------------
  Total current assets                                     38,378        45,240

 Property & equipment, net                                  5,523         5,704
                                                      -------------   ------------
                                                        $  43,901     $  50,944
                                                      -------------   ------------
                                                      -------------   ------------

LIABILITIES & STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                       $  2,529      $  5,656
  Accrued expenses and other liabilities                    6,539        11,002
                                                      -------------   ------------
  Total current liabilities                                 9,068        16,658

 Stockholders' equity:
  Common Stock, $0.001 par value;
   20,000,000 shares authorized; 10,033,870
   and 9,800,679 shares issued and outstanding                 10            10
  Additional paid-in capital                               79,156        78,664
  Warrants outstanding                                        717           717
  Accumulated deficit                                    (45,050)       (45,105)
                                                      -------------   ------------
  Total stockholders' equity                               34,833        34,286
                                                      -------------   ------------
                                                        $  43,901     $  50,944
                                                      -------------   ------------
                                                      -------------   ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        ZORAN CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                           (UNAUDITED)

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                           -----------------------      -----------------------
                                                             1998           1997           1998         1997
                                                           --------       --------      ---------     ---------
Revenues:
  Product sales                                            $  8,986       $  8,486      $  22,230     $  21,018
  Software, licensing and development                         2,860          3,101          7,859         9,888
                                                           --------       --------      ---------     ---------
  Total revenues                                             11,846         11,587         30,089        30,906

Costs and expenses:
  Cost of product sales                                       5,153          4,044         12,750        10,048
  Research and development                                    3,476          3,722          9,654        10,237
  Selling, general and administrative                         2,877          2,986          8,311         8,157
                                                           --------       --------      ---------     ---------
  Total costs and expenses                                   11,506         10,752         30,715        28,442

Operating income (loss)                                         340            835          (626)         2,464

Interest & other income (expense), net                          176            316            696           944
                                                           --------       --------      ---------     ---------
Income before income taxes                                      516          1,151             70         3,408

Provision for income taxes                                      103            288             14           852
                                                           --------       --------      ---------     ---------
Net income                                                 $    413       $    863      $      56     $   2,556
                                                           --------       --------      ---------     ---------
Basic net income per share                                 $   0.04       $   0.09      $     .01     $    0.27
                                                           --------       --------      ---------     ---------
Diluted net income per share                               $   0.04       $   0.08      $     .01     $    0.23
                                                           --------       --------      ---------     ---------
Shares used to compute basic net income per share            10,064          9,504          9,988         9,332
                                                           --------       --------      ---------     ---------
Shares used to compute diluted net income per share          10,941         11,131         10,970        11,114
                                                           --------       --------      ---------     ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ZORAN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Cash flows from operating activities:
 Net income                                                 $    56   $  2,556
 Adjustments to reconcile net income to net cash used
 by operations:
  Depreciation, amortization and other                        1,564      1,243
  Changes in current assets and liabilities:
   Accounts receivable, net                                   3,152     (1,591)
   Inventory                                                 (2,688)       110
   Other current assets                                         394       (371)
   Accounts payable                                          (3,127)    (3,735)
   Accrued expenses and other liabilities                    (4,463)     1,777
                                                          ---------- ----------
    Net cash used by operating activities                    (5,112)       (11)
                                                          ---------- ----------

Cash flows from investing activities:
 Purchase of Property and equipment                          (1,339)    (1,109)
 Sales/Purchases of short-term investments, net               1,913     (2,615)
                                                          ---------- ----------
    Net cash provided (used) in investing activities            574     (3,724)

Cash flows from financing activities:
 Proceeds from issuance of Common Stock, net                    492        380
                                                          ---------- ----------
    Net cash provided by financing activities                   492        380
                                                          ---------- ----------

Net decrease in cash and cash equivalents                    (4,046)    (3,355)

Cash and cash equivalents at beginning of period              9,903     11,176
                                                          ---------- ----------

Cash and cash equivalents at end of period                 $  5,857   $  7,821
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

2.   BALANCE SHEET COMPONENTS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1998           1997
                                                    -------------   ------------
INVENTORY:

   Work-in-process                                  $    1,512      $    1,860
   Finished goods                                        5,299           2,263
                                                    -------------   ------------
                                                      $  6,811        $  4,123
                                                    -------------   ------------
                                                    -------------   ------------

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

4.   EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:

                                                                    Three Months Ended September 30,
                                                         1998                                              1997
                                    --------------------------------------------      -------------------------------------------
                                       Income           Shares         Per Share        Income            Shares        Per Share
                                    (Numerator)      (Denominator)       Amount       (Numerator)      (Denominator)      Amount
                                    -----------      -------------     ---------      -----------      -------------    ---------
Basic EPS:
  Net income available
    to common stockholders          $       413             10,064     $    0.04      $       863              9,504    $    0.09
                                                                       ---------                                        ---------
                                                                       ---------                                        ---------

Effects of Dilutive Securities:
  Convertible Preferred Stock                                    -                                                 -
  Stock Options                                                877                                             1,614
  Warrants                                                       -                                                13

Diluted EPS:
  Income available to
    common stockholders             $       413             10,941     $    0.04      $        863            11,131    $    0.08
                                                                       ---------                                        ---------
                                                                       ---------                                        ---------












                                                                    Nine Months Ended September 30,
                                                         1998                                              1997
                                    --------------------------------------------     --------------------------------------------
                                       Income           Shares         Per Share       Income             Shares        Per Share
                                    (Numerator)      (Denominator)       Amount      (Numerator)      (Denominator)       Amount
                                    -----------      -------------     ---------     -----------      -------------     ---------

Basic EPS:
  Net income available
    to common stockholders          $         5              9,988     $    0.01     $     2,556              9,332     $    0.27
                                                                       ---------                                        ---------
                                                                       ---------                                        ---------

Effects of Dilutive Securities:
  Convertible Preferred Stock                                    -                                                -
  Stock Options                                              1,043                                            1,697
  Warrants                                                     (61)                                              85

Diluted EPS:
  Income available to
    common stockholders             $          5            10,970     $    0.01     $     2,556             11,114     $    0.23
                                                                       ---------                                        ---------
                                                                       ---------                                        ---------

5.   RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133, which will be effective for the Company's fiscal year 2000, is not expected to have a material effect on the Company's consolidated financial statements.

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

OVERVIEW

     Zoran Corporation ("Zoran" or the "Company") develops and markets integrated circuits ("ICs"), integrated circuit cores and software for digital video and audio applications enabled by compression. The Company's product lines address the PC and consumer multimedia market and include JPEG-based codecs, MPEG-based video decoders including DVD, Dolby Digital and MPEG-based audio decoders and real-time video CD and DVD decoder software for PC applications. The Company's software is bundled by PC and graphic systems manufacturers for software-only or hardware-assisted video CD, DVD and JPEG compressed video playback on the PC. Current applications for the Company's IC products include professional and consumer video editing systems, filmless digital cameras, PC-based or stand-alone video CD and DVD players and digital audio systems.

     Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs for the Company's hardware products have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. Since 1996, the Company has periodically reduced its ASPs on certain products to better penetrate its target markets and remain competitive. The Company believes that, as its product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

     The Company sells its products to OEMs worldwide directly and through distributors and independent sales representatives. Sales prices to distributors are generally lower than prices for direct sales, as distributors are responsible for certain sales and marketing expenses, maintenance of inventories and customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm Microdevices Co., Ltd. ("Fujifilm"), the Company's strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than Zoran's other distributors.

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

RESULTS OF OPERATIONS

REVENUES

     Total revenues were $11.8 million and $30.1 million for the three and nine month periods ended September 30, 1998, compared to $11.6 million and $30.9 million for the same periods of the prior fiscal year, representing a increase of 1.7% and a decrease of 2.6% for the respective periods. For the three and nine month periods ended September 30, 1998, the corresponding product revenues were $9.0 million and $22.2 million compared to $8.5 million and $21.0 million for the same periods in 1997, increases of 5.9% and 5.7%, respectively. For the current quarter there were increased unit sales in each of the MPEG and Audio and product families offsetting decreased unit sales in the JPEG product family. Software, licensing and development revenues were $2.9 million and $7.9 million for the three and nine month periods ended September 30, 1998, compared to $3.1 million and $9.9 million for the same periods of the prior fiscal year, representing a decrease of 6.5% and 20.2% for the respective periods. This decrease was primarily due to a shift in the amount of fixed period license fees the Company is able to collect on significant new software contracts and the timing of revenue recognition on long-term development contracts.

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

PRODUCT GROSS MARGIN

     Product gross margins were 42.7% and 42.6% of product revenues for the three and nine month periods ended September 30, 1998, compared to 52.3% and 52.2% for the same periods of the prior fiscal year, a decrease of 18.3% and 18.4%, respectively. The decrease was due to a product sales mix that included a decreased percentage of higher-margin products, a reduced percentage of products sold directly to OEM customers and higher manufacturing costs associated with the introduction of new products as compared to the same periods in 1997.

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

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $3.5 million and $9.7 million for the three and nine month periods ended September 30, 1998 compared to $3.7 million and $10.2 million for the same periods of the prior fiscal year. As a percentage of revenues, R&D expenses decreased to 29.3% and 32.1% for the three and nine month periods ended September 30, 1998, compared to 32.1% and 33.1% for the same periods of the prior fiscal year. The decrease in R&D expenses as a percentage of revenues for the current quarter compared to the same period in 1997 was due to both reduced expenses and increased revenue.

     The Company continues to believe that significant investments in R&D are required for it to remain competitive and expects to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses were $2.9 million and $8.3 million for the three and nine month periods ended September 30, 1998, compared to $3.0 million and $8.2 million for the same periods of the prior fiscal year. As a percentage of revenues, SG&A expenses were 24.3% and 27.6% for the three and nine month periods ended September 30, 1998, compared to 25.8% and 26.4% for the same periods of the prior fiscal year. The decrease as a percent of revenues, quarter to quarter, was due to SG&A expenses remaining flat while revenues increased.

INTEREST AND OTHER INCOME, NET

     Net interest and other income for the three and nine month periods ended September 30, 1998 was $176,000 and $696,000, respectively, a decrease of 44.3% and 26.3% compared to the same periods in 1997. The decrease resulted primarily from decreased interest income due to lower cash balances during the current periods as compared to the same periods of the prior fiscal year.

PROVISION FOR INCOME TAXES

     The Company's estimated effective tax rate decreased to 20% for the current quarter from 25% for the same quarter last year. The decrease was primarily due to the tax benefits derived from revenue and net income attributable to the Company's operations in Israel, which receives favorable tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $5.6 million of cash and cash equivalents, $10.9 million of short-term investments and $29.3 million of working capital. Cash used in operations for the first nine months of 1998 was $5.1 million contrasted with $11,000 for the comparable period in 1997. Cash used primarily reflects changes in inventory, accounts receivable and accrued liabilities. The Company's capital expenditures for the nine months ended September 30, 1998 totaled $1.3 million. The Company had no bank debt at September 30, 1998 or at December 31, 1997.

     The Company believes that its current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next 12 months.

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

     FLUCTUATIONS IN OPERATING RESULTS; NET OPERATING LOSS CARRYFORWARDS.
The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of development revenue, changes in the mix of products sold, and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and software and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customer's products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses are relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues.
 As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. The Company expects that sales will tend to be stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

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

     RISKS RELATED TO YEAR 2000 PROBLEM. In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000.
If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Zoran exists in three areas: systems used by the Company to run its business, embedded software and software products sold to its customers, and the Year 2000 readiness of the Company's key suppliers and customers. The Company is currently evaluating its exposure in all of these areas based on a Year 2000 compliance plan it has developed.

The Company has begun conducting a comprehensive inventory and evaluation of the systems used in running its business. This includes its IT systems, equipment, and facilities. To date, the Company has not found any potential Year 2000 issues that would have a material impact on its operations. The company should complete this portion of the investigation in the second
quarter of 1999.   Since the Company has not yet identified any significant
non-compliance problems there are currently no contingency plans in place for Year 2000 issues. As the Company continues through the investigation however, it may find it necessary to create contingency plans in order to address Year 2000 compliance problems. The Company expects to complete any necessary contingency planning by the second quarter of 1999.

The Company believes its current software products are Year 2000 compliant. This is based on extensive testing of the software in Year 2000 simulated conditions. However, since all customer situations cannot be anticipated, particularly those involving third party products, the Company's software products could prove to be non-compliant in some circumstances. The impact of these claims could have a material impact on the Company's results of operations or financial condition.

Zoran has begun the process of contacting each of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Zoran will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. Where suppliers will not be compliant the Company may seek alternative suppliers who are found to be in Year 2000 conformance. To date, no supplier has been identified that will not be Year 2000 ready by the appropriate timeframe. However, the Company has not yet completed contacting all of its key suppliers and does not anticipate completing this portion of the investigation until the second quarter of 1999. The Company has just begun to contact its key customers in order to ascertain their Year 2000 compliance status. Failure of the Company's customers to be Year 2000 ready may result in lost sales and reduced revenue or diminish the ability of customers to pay on a timely basis. The Company expects to complete contacting all of its key customers by the second quarter of 1999.

     Based on the investigation to date the Company has not incurred and does not anticipate incurring costs that would materially impact the Company's operating results or financial condition. However, the investigation is ongoing and no assurances can be given that unidentified non-compliance issues will not have a material impact on the Company's operations or financial condition. Failure to ensure that the Company has fully identified and addressed the Year 2000 problem could result in the Company or any of its key vendors being unable for a period of time to conduct critical business activities, which include but are not restricted to, shipping product to customers, invoicing customers and paying vendors.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           3.3 Amended and Restated Bylaws of the Company

           27  Financial Data Schedule

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ZORAN CORPORATION





Date:  November 13, 1998            /s/  Levy Gerzberg
                                    ---------------------------------
                                    Levy Gerzberg
                                    President
                                    Chief Executive Officer

                                    /s/  Karl Schneider
                                    ---------------------------------
                                    Karl Schneider
                                    Vice President of Finance
                                    Chief Financial Officer