Form 10-K405
period 1998-12-31
ZORAN CORP \DE\
filed 1999-03-31
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998

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

                  3112 SCOTT BOULEVARD, SANTA CLARA, CALIFORNIA 95054 (Address of principal executive offices)(Zip code)

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on March 19, 1999, as reported on the Nasdaq National Market, was approximately $176,000,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's Common Stock, $0.001 par value, as of March 19, 1999: 10,323,376

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

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

ITEM 1.  BUSINESS.

GENERAL

         Zoran Corporation develops and markets software, integrated circuits
(ICs) and IC Intellectual Property (IP) cores for digital audio and video applications enabled by compression. Zoran also provides complete reference designs based on Zoran's technology. Zoran's product lines and IP include JPEG codecs, MPEG and DVD decoders, digital audio processors and real-time DVD software for PCs. All these standard-based products benefit from Zoran's Standard Plus-TM- technology. The Company's software is bundled by PC and graphics-card manufacturers for software and software assisted DVD playback on PCs. The Company's ICs are used in numerous digital audio and video products. Leading applications incorporating Zoran's products and IP include professional and consumer video editing systems, filmless digital cameras, standalone and PC-based DVD players, Super VCD players, digital speakers and audio systems.

         Zoran Corporation was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Unless the context otherwise requires, the terms "Zoran" and the "Company," as used in this report, refer to Zoran Corporation and its consolidated subsidiaries.

INDUSTRY BACKGROUND

         Electronic processing of visual images and sound is pervasive in today's society with televisions, VCRs, computers, and sound systems present in homes and businesses throughout the developed world. Historically, video images and audio soundtracks have been transmitted, edited and stored almost exclusively using analog formats. More recently, however, advances in technology have allowed video and audio to be processed and stored in digital form. Unlike analog formats which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of video and audio signals through digital signal processing ("DSP"), and offer a number of fundamental advantages over analog technologies. Through complex DSP operations, digital video and audio signals may be compressed providing significant storage and transmission efficiencies, they may be filtered allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats also provide users with additional benefits including random access to data and superior editing capabilities.

         The transition to the use of digital video and audio formats has been dependent upon continuing technological advances which have steadily improved the quality and flexibility of digital technology and reduced its cost. Initial advances in DSP technology took place in military and industrial applications where high performance and speed were of paramount importance and cost was a secondary consideration. As costs have decreased and technology has improved, digital technology has increasingly been applied to commercial and consumer applications. One of the first applications of digital audio formats in the consumer electronics market was the digital audio compact disc. The benefits of digital audio processing led the consumer audio industry to convert from analog long playing records to digital compact discs resulting in the rapid growth in the market for compact disc players. Subsequently, digital formats have increasingly been applied in the development of a variety of consumer electronics products such as video editing systems, filmless digital cameras, digital surround sound systems, video conferencing systems, digital cable television systems, direct broadcast satellite systems, multimedia computer products, and more recently, DVD players and high definition TV.

         One of the most significant barriers to the widespread acceptance of digital technology has been the huge amount of data required to represent images and sounds in a digital format making cost-effective storage or transmission impractical. For example, storage of an hour-long video program in uncompressed digital form would require approximately 100 CD-ROMs. Through digital compression techniques a substantial number of the redundancies inherent in video and audio data can be identified and eliminated significantly reducing the overall amount of data which needs to be retained. These compression techniques allow the same hour long video program which required 100 CD-ROMs for storage to be compressed and stored on a single CD-ROM. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a standard personal computer thereby permitting the data to be accessed and edited easily.

         To drive the implementation and speed the adoption of compression technologies, industry participants organized committees to define international compression standards. Leaders in consumer electronics, computers, and telecommunications joined together through the International Standards Organization (the "ISO") to define standards for the compression of still images, motion video and audio for consumer electronics and broadcast applications. The first standard adopted was JPEG (Joint Photographic Experts Group), a standard designed for the high quality compression of still images and the real-time, low cost compression and decompression (or playback) of moving images. The first commercial products complying with the JPEG standard were introduced in 1992. MPEG 1 (Moving Pictures Experts Group), a standard for compression of both video and audio, was subsequently adopted. MPEG 1 was designed to allow the high compression ratios necessary for the limited storage capacity of the CD-ROM format. The first commercial products complying with the MPEG 1 standard were introduced in 1993. MPEG 2, a compression standard for both video and audio, was designed to provide improved quality in broadcast and video playback applications. The MPEG 2 standard is used in digital satellite and cable TV systems. The first consumer application of the MPEG 2 standard is the DVD player and the DVD ROM, used in the personal computer. The first commercial DVD players were introduced in Japan in late 1996 and early 1997. The first DVD ROMs were introduced in the United States in the summer of 1997. Over 2,000 movie titles are now available in DVD format, and new DVD players and DVD ROMs aimed at existing and new markets (including Europe, China and Australia) are continuing to be introduced.

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

         Each of these standard compression techniques specify data formats in which compressed data must be presented in order to enable equipment from multiple vendors to be integrated into a single system that can transmit and display the data in digital video and audio forms. These standards do not, however, specify the compression methodologies to be employed or additional functionality which may be used to enhance or manipulate digital signals. These standards therefore, do not determine image or sound quality or compression efficiency. For example, data compression may comply with relevant standards despite being poorly processed and containing artifacts which result in image degradation in video applications or poor sound quality in audio applications. As a result there can be significant differences in overall image or sound quality between two solutions based on the same standard. Therefore, integrated circuit manufacturers and software developers can differentiate their products through the quality of their compression solution, image enhancement capabilities and audio effects.

         Historically, as system vendors sought compression solutions, the cost, complexity, and time required to compress and decompress data have imposed significant limitations on the use of digital compression. Over the last several years, as cost-effective compression solutions have emerged, product manufacturers have increasingly sought to design and market lower-cost digital video and audio systems and products to address high volume consumer applications. The current challenge to manufacturers of compression integrated circuits and software developers is, therefore, to provide product manufacturers with high-quality, cost-effective, standards-based solutions.

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

         STANDARDS-PLUS METHODOLOGY. Zoran has leveraged its broad multi-disciplinary expertise and proprietary DSP and compression technologies to develop integrated circuits and software that are fully compliant with industry compression standards. Zoran's products go beyond industry standards by improving image and sound quality and allowing more efficient use of memory, processing and communication resources. This "standards-plus" functionality includes OEM-programmable effects for audio and user selectable compression ratios for video.

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

         COST-EFFECTIVE SOLUTIONS. The Company focuses on reducing the feature size, power consumption and number of integrated circuits necessary to perform the required system functions, including the compression functions. This reduces the cost of manufacturing and operating end products incorporating the Company's integrated circuits, and permits the use of these products in a broader variety of high volume applications. In addition, the modular nature of the Company's architecture lowers the Company's cost of new product development, and the Company's design engineers work closely with its customers to meet new product specification requirements within the customers cost parameters.

         ALL SOFTWARE TO ALL HARDWARE SOLUTIONS. With recent advances in CPU speed and capabilities, certain compression functions can be accomplished through software solutions that replace expensive ICs. Zoran has developed low-cost compression solutions based solely on real-time software running on powerful Windows-based PCs, utilizing either Intel or AMD processors. For customers using slower processors, the Company offers a software navigator which is used in conjunction with an IC decoder to decode DVD video and audio on the PC. If a customer is using a medium powered processor to implement this function, the Company can provide audio only or combined audio and video decoding capability in a cost-effective, software-only solution using the same navigator and graphical user interface. Thus, the Company offers its PC customers a full range of solutions, from hardware-based to software-based, allowing them to seamlessly change their solutions as their requirements vary over time.

         INTEGRATED SYSTEM SOLUTIONS. Zoran assists its customers in solving their total system requirements by providing integrated products that combine hardware and software to address multiple system functions on a single integrated circuit or chip set, thereby reducing the customers' total system cost and allowing the customer to concentrate on differentiating its products from those of its competitors. For example, the Company offers a software navigator which is used in conjunction with an IC decoder to decode DVD video and audio on the PC. Another example is the Company's VaddisPlayer reference product which provides not only the video and audio decoding functions but also a full design with DVD navigation software running in real-time on a cost-effective microprocessor.

STRATEGY

         The Company's objective is to be a leading provider of cost-effective, high-performance digital video and audio solutions addressing selected high volume applications enabled by compression in evolving multimedia markets. Key elements of the Company's strategy include:

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

         MAINTAIN AND LEVERAGE TECHNOLOGICAL LEADERSHIP. The Company's years of experience in the fields of DSP, integrated circuit design, algorithms and software development have enabled it to become a leader in the development of audio and video solutions enabled by compression. Using its multi-disciplinary expertise, the Company has developed new technologies for compression of both video and audio. For example, the Company believes that its proprietary bit rate control technology has helped the Company provide reliable and inexpensive JPEG-based video compression and that its implementation of Dolby Digital technology on a single chip is facilitating the emergence of Dolby Digital as a standard for multi-channel digital sound. The Company's SoftDVD was the first software product available for DVD decoding and has enabled PC manufacturers to offer DVD ROM drives without hardware decoding, significantly reducing the cost of including the DVD in the PC. The Company intends to continue to invest in research and development in order to maintain its technological leadership and leverage its proprietary DSP and compression technologies.

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

         ACCELERATE CUSTOMERS' TIME-TO-MARKET. Being early to market is critical to a customer's ability to capture market share and therefore to Zoran's ability to make volume sales to the customer. Zoran works closely with key customers and provides them early access to its technologies. In addition to providing integrated solutions, the Company provides its customers with a broad range of engineering reference boards and products complete with device driver software, embedded software, and detailed schematics, substantially shortening the customer's product design time. Zoran's expandable modular architecture also allows the development of fully compatible upgrade products, which accelerates its customers' time-to-market and reduces their development costs. The Company also offers ready-to-manufacture "cores" that can be integrated into chips manufactured by its OEM customers, allowing these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products.

         THE FOREGOING DISCUSSION OF THE COMPANY'S STRATEGY INCLUDES FORWARD-LOOKING STATEMENTS. THE COMPANY'S STRATEGY MAY CHANGE AND ITS ACTUAL RESULTS MAY VARY SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

MARKETS AND APPLICATIONS

         The availability of standards-based digital video and audio compression technology has facilitated the development of products for a wide variety of multimedia markets. Typically, new technology is initially adopted by manufacturers of relatively expensive products designed primarily for commercial and high-end consumer applications. As technology becomes less expensive to produce and is more broadly accepted, manufacturers design lower-cost products for high-volume consumer applications. Historically, the Company's products have been implemented principally in commercial and high-end consumer applications. The Company believes, however, that the markets for its products will increasingly extend to high volume consumer applications. The Company's products are currently used in a variety of PC and consumer multimedia applications.

         VIDEO EDITING SYSTEMS

         Video editing systems are used in the video post-production process to "cut and paste" video sequences and add special audio and video effects. Historically, professional video editing systems have been comprised of expensive pieces of analog video and audio equipment interconnected by means of various interface devices. Compression technology allows video images to be stored in a computers' memory in sufficient volume to permit "cut and paste" editing to be performed through random access to stored images. Since the early 1990s, a number of companies have introduced digital video editing systems designed for the professional market. Companies such as Avid Technology, Inc. ("Avid"), Digital Processing Systems, Inc., Fast Multimedia, Inc. ("Fast"), Iomega Corporation ("Iomega"), Matrox Electronic Systems Ltd. ("Matrox"), Pinnacle Systems GmbH ("Pinnacle") and Truevision Inc. ("Truevision") utilize the Company's JPEG-based products in their professional video editing systems.

         As costs of compression technology have declined, a number of manufacturers have designed low cost digital video editing equipment. Add-in boards and software allowing the creation of PC-based video editing systems are now available with list prices starting under $200. The availability of these low cost systems has created a new category of users in the corporate, education and government markets. Add-in boards incorporating the Company's JPEG-based products are offered by several manufacturers, including Avid, Iomega, Matrox and Pinnacle.

         The availability of universal serial bus ("USB") connectors on most PCs currently being manufactured creates an opportunity for the development of low-cost external video capture and editing accessories that can be easily installed by consumers. The Company has developed a reference design demonstrating the capture of high-quality video using a small external box based on the Company's JPEG and software technologies. This solution was recently adopted by several customers. The Company believes that enhanced support of the USB port by the Windows 98 operating system and the success of the USB equipped Apple iMac computer will encourage the development of products of this type.

         VIDEO PLAYBACK SYSTEMS

         COMPUTER APPLICATIONS. Almost all desktop personal computers now on the market have accelerated graphics capability, and the Company believes that most of the PCs sold in 1997 included CD-ROM and audio capabilities. In 1997, DVD-ROM drives began to replace the CD-ROM drives, and the Company believes that over the next several years DVD-ROMs will replace most of the CD-ROMs in the PC. MPEG 1 compression technology is currently used to enable video playback in personal computers equipped with CD-ROM. The high compression ratios offered by this technology allow over one hour of video to be stored in digital format on a single CD-ROM. Millions of computers worldwide are equipped with software for real-time playback of CDs. With powerful Intel Pentium II processors (and equivalent processors offered by AMD and Cyrix) becoming more prevalent it is possible to play back on DVD-ROM equipped PCs high quality DVD disks containing full length movies using software DVD decoding (MPEG 2 video decoding and Dolby Digital Audio decoding). The Company's SoftDVD-TM- was the first commercially available software to decode DVD on the PC in real-time. The Company's SoftDVD-TM-software is bundled by leading PC, board, and DVD ROM manufacturers, such as Matrox Graphics, Ltd., Micron Computers, NEC Corporation, NewCom, and Packard Bell. In addition, some companies are using hardware decoding solutions for DVD on the PC. The Company's audio IC, integrated DVD decoder IC and PCI controller are used for these hardware based solutions. During 1998 companies such as Quadrant International, Matrox Graphics, and Real3D provided hardware DVD decoding solutions to OEMs and to consumers using Zoran's ICs. The Company does not anticipate that this market will grow in the future, as software solutions replace hardware solutions for PC applications.

         STAND-ALONE PLAYBACK APPLICATIONS. Currently, three types of digital video playback systems are available for consumer video applications: video CD ("VCD") players, Super VCD ("SVCD") players, and DVD players.

         VCD players are essentially CD audio players with MPEG 1 decoders and a video output. This functionality adds between $50 and $200 to the retail cost of a typical audio player. VCD players offer video playback of near-VCR quality and two-channel stereo audio playback. MPEG 1 compression enables 60 to 70 minutes of video to be stored on a single compact disc. A number of major film studios have released titles in VCD format. VCD players can also play karaoke titles and are particularly popular in China, which the Company believes will continue to be the primary market for these products. The Company formerly sold MPEG 1-based products to manufacturers of stand-alone video CD players but is no longer selling these products for this market. The VCD is a very large market focused in a single country - China.

         In an effort to improve the quality of VCD movies, while relying on IP and definition, the Chinese government has recently defined the SVCD standard. By utilizing MPEG 2 compression technology as well as graphics, SVCD offers improvements over VCD in video quality. SVCD aslo offers improved audio quality. The SVCD standard is rapidly replacing VCD in China. The Company has introduced an integrated audio and video SVCD decoder IC as well as a full reference SVCD player and has begun shipments to China.

         The latest generation of video playback systems, DVD players, use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback than is possible with either VCD or SVCD players. DVD players are sold as stand-alone products and are also included in some newer personal computers (where they are referred to as DVD-ROMs) in place of CD-ROM drives. DVD-ROMs are also sold as upgrade products. There have been delays in the development of the DVD market, and there still is uncertainty regarding the timing of production ramp-up and shipment of DVD players. Initial models of DVD players were introduced in Japan in late 1996 and to the U.S. consumer market in early 1997. The growth in the DVD market has been demonstrated by the rapidly growing sales of DVD players, the increasing number of models and manufacturers, and the increasing number of DVD titles available for purchase and rental. The Company's audio products were included in the first generation of DVD players for Toshiba Corporation ("Toshiba"), the leading manufacturer in the DVD market, as well as in players offered by Samsung Electronics and Pioneer. The Company's integrated DVD decoder IC enabled Sharp Electronics ("Sharp") to be the first company to introduce a second generation DVD decoder. Since then, the Company's DVD decoders have been integrated in numerous models (including portable models) under the Sharp and Toshiba names as well as under several original equipment manufacturers ("OEMs"). Recently, Toshiba announced that it will introduce a broad range of DVD players in the next several months, all using the Company's DVD decoder.

         DIGITAL AUDIO SYSTEMS

         In 1992, Dolby launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multi-channel digital surround sound systems. Dolby Digital is used in movie theater sound systems and in home theater applications. Digital compression of audio data facilitates enhanced audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio and facilitates the seamless integration of sound with compressed video. The principal products using for Dolby Digital audio in the home are DVD players and PCs incorporating DVD ROMs. In addition, cable and satellite programming companies are planning to offer multi-channel digital sound through digital television services. Companies such as Denon, Marantz and Sharp incorporate the Company's Dolby Digital-based products into equipment used in home theater applications, while Dolby uses Zoran components in its movie theater playback systems. Digital speakers were introduced during 1998. These speakers receive compressed data from the PC or the DVD, decode the information within the speaker system, and then transfer it directly to the other speakers. Digital speakers improve audio quality due to reduced noise on the analog lines. In addition, digital speakers enable PC and consumers to enjoy the benefits of surround sound at affordable prices with minimal wiring and external boxes. Leading speaker companies like Altec Lansing, Boston Accoustics and Cambridge Soundworks (a subsidiary of Creative Labs) are shipping digital speakers based on Zoran's technology. These speakers are bundled as an option by PC companies like Dell and Gateway or sold directly at retail stores. As DVD technology becomes increasingly available, the Company expects consumer demand for Dolby Digital-based home systems and speakers to increase. The Company believes that the availability of broadcast data in this form will further increase the demand for Dolby Digital-based systems.

         FILMLESS DIGITAL CAMERAS

         In 1990, the Company introduced video compression devices that facilitated the development of the first filmless digital cameras. These cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color laser printers. As technology has advanced and manufacturing costs have decreased, filmless digital cameras have been introduced in the $500 to $2,000 price-range. Recently, several manufacturers announced filmless digital cameras with list prices below $300. The Company's JPEG-based products are used in filmless digital cameras manufactured for the consumer market by companies such as Samsung and Sony Corporation ("Sony"). The Company believes that consumer demand for filmless digital cameras will increase as their image quality improves, they become available at prices approaching those of conventional single lens reflex cameras, and the evolving desktop multimedia market creates increasing uses for them. To address this growing market the Company has developed a highly integrated system on a chip solution for a digital camera - COACH ("Camera On A CHip"). The Company believes that the COACH and a CCD/CMOS sensor are an optimal solution for the new generation of high quality, cost effective digital cameras that will become the main stream of the growing market over the next several years.

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

         THE FOREGOING DISCUSSION OF MARKETS AND APPLICATIONS FOR THE COMPANY'S PRODUCTS INCLUDES FORWARD-LOOKING STATEMENTS AND THE ACTUAL DEVELOPMENT OF SUCH MARKETS MAY DIFFER SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS INCLUDING THOSE DESCRIBED IN "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

PRODUCTS AND TECHNOLOGY

         The Company's multimedia product line consists of three product families: video compression and decompression products based on JPEG technology; audio and video decompression products based on MPEG technology; and audio decompression products for use in products using MPEG or Dolby Digital technology.

         The following table lists the Company's principal multimedia products currently in production, including the months in which initial production units were first made available to customers:

------------------------------------------------------------------------------------------------------------------------
                                                                      INITIAL
                                                                    COMMERCIAL                   PRINCIPAL
   MARKET                          PRODUCTS                          SHIPMENT                  APPLICATIONS
-------------- ------------------------------------------------- ------------------ ------------------------------------
               JPEG codec (ZR36050)                                 April 1993      PC video editing, office automation
               JPEG PCI multimedia controller (ZR36057)              June 1996      PC video editing
               JPEG codec (ZR36060)                                February 1997    PC video editing, security
    JPEG       JPEG PCI multimedia controller (ZR36067)           September 1997    PC video editing
               Color space converter (ZR36011)                     December 1993    PC video editing
               Raster-to-block converter (ZR36015)*               September 1993    PC video editing
               Integrated converter (ZR36016)*                     February 1995    Color scanners and printers
               Digital still camera processor - COACH (ZR36400)    February 1999    Filmless digital cameras
-------------- ------------------------------------------------- ------------------ ------------------------------------
               SoftPEG 1, MPEG 1 decoder software (ZR5SPEG1)         June 1995      PC-based Video CD
               MPEG 1 decoder core (ZR4MPEG1)                      January 1996     Video CD players
               MPEG 1 decoder (ZR36110)                            February 1996    MPEG 1 networks
               PCI multimedia controller (ZR36120)                 January 1996     Video capture, DVD boards
               PCI multimedia controller (ZR36125)                  March 1997      Video capture, DVD boards
               MPEG 2 decoder core (ZR4MPEG2)                      November 1996    Set top boxes
    MPEG       SoftPEG 2, MPEG 2/Dolby Digital decoder              March 1997      DVD players and
               software (ZR5SPEG2)                                                  PC-based entertainment
               SoftDVD decoder software (ZR5SDVD1)                September 1997    DVD playback on PC
               Vaddis DVD decoder (ZR36700)                        December 1997    DVD players
               Vaddis III Integrated DVD decoder (ZR36710)          August 1998     DVD players
               Vaddis-VX DVD decoder for PC (ZR36205)               August 1998     DVD on PC
               SupraAV SVCD decoder (ZR36215)                     September 1998    SVCD players
-------------- ------------------------------------------------- ------------------ ------------------------------------
               6-channel Dolby Digital decoder (ZR38500)           December 1994    Home theater
               2-channel Dolby Digital audio decoder (ZR38501)     February 1995    Home theater
               2-channel Dolby Digital/MPEG 2 audio decoder        February 1995    DVD players and
               (ZR38521)                                                            Television set-top boxes
    Audio      Integrated Dolby Digital decoder (ZR38600)          December 1996    Digital speakers, home theater
               Programmable audio processor (ZR38001)              November 1994    Programmable audio effects
               SoundPEG audio decoder software (ZRSNDPG)             May 1995       PC-based CD players
               Programmable Digital audio processor (ZR38601)          1998         Digital speakers, home theater
               Programmable Digital audio processor (ZR38650)          1998         Digital speakers, home theater
               SoundPEG audio decoder software (ZRSNDPG)             May 1995       PC-based CD players
------------------------------------------------------------------------------------------------------------------------

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

         ZORAN JPEG TECHNOLOGY. Zoran JPEG technology incorporates a proprietary bit rate control algorithm that enables its JPEG-based products to compress any image to a predetermined size while optimizing video quality using pre-selected parameters. Without this feature, the JPEG compression process results in compressed data files of various sizes based on the actual content of the original image given a constant degree of compression. An image with large amounts of visual detail will generate a larger data file than that generated from an image with less detail. Performance of many video applications is hampered by variability in the size of the compressed images in a video sequence, which can result in inefficient use of available memory, bus speed or communication channel capacity or even the loss of images. Zoran's bit rate control is a "standards-plus" solution that uses real-time DSP algorithms to optimize video quality based on pre-selected parameters, which can be programmed by OEMs, without the loss of any image or video frame. Zoran's bit rate control has been incorporated in its JPEG-based devices that are used in video editing systems, filmless and tapeless digital cameras, color scanners, PC-based security systems, video conferencing and other applications. Other features of Zoran's JPEG-based products include their ability to handle a wide range of compression ratios, to perform a "lossless" compression algorithm in the same JPEG device and to rapidly scan or browse a large number of images. Zoran implements these functions in a single integrated circuit while the Company believes most other manufacturers' solutions require multiple chips, resulting in higher manufacturing costs and greater power consumption.

         JPEG-BASED PRODUCTS. The Company's ZR36050 and ZR36060 codecs are compression/decompression devices used for real time encoding and decoding of JPEG video for video editing applications. They are fully compliant with JPEG standards. The ZR36050 and ZR36060 utilize the Company's proprietary bit rate control technology for high quality video capture. The ZR36050 also features a unique embedded "lossless" mode that allows customers to elect to use low compression ratio techniques that result in no data loss for applications where quality is the primary consideration. The ZR36050 and the ZR36060 can be installed in a chipset that includes the ZR36067 motion controller for PCI board implementation or pre/post-processing devices such as the ZR36011 color space converter, ZR36015 raster-to-block converter and the ZR36016 integrated color space/raster-to-block converter. The ZR36060 integrates the functions of the ZR36050, ZR36015 and an additional SRAM device in a single chip. The ZR36067 is a PCI motion JPEG controller targeting consumer-priced but professional quality desktop PCI video editing systems.

         DIGITAL STILL CAMERA TECHNOLOGY. Digital still cameras ("DSCs") capture a still picture directly into a re-writable digital memory (like Flash). The pictures are compressed prior to capture and decompressed prior to being displayed. The display is typically on a built-in LCD display. Digital cameras can be connected directly to a PC for downloading of pictures and to a TV for displaying a picture. The Company's JPEG technology is used in DSC. Recently the Company has introduced the COACH - an integrated system on a chip solution that includes most of the electronics of a DSC. The COACH can be connected directly to a high-resolution (up to 4 mega pixel) CCD or CMOS sensor, process the video information in real time, compress the captured image in real time to a Flash memory, interface an LCD display and more. Among the unique capabilities of the COACH is the ability to transfer in real-time, over a USB bus, high quality video to the PC and thus serve also as a PC video camera (not only for still images). The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH is supplemented by a full DSC reference design, "Cam ON," shortening the time to market for COACH customers.

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

         ZORAN MPEG TECHNOLOGY. Starting in 1997, the Company established itself as a leading provider of MPEG 2 technology for DVD and SVCD applications. The Company introduced the first integrated DVD decoder device used in a stand-alone DVD system and the first real-time software for DVD decoding on the PC. The Company also introduced new MPEG compression chip cores that can be integrated into chips manufactured by OEM customers that enables these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products.

         MPEG-BASED PRODUCTS. In 1997, the Company introduced the first member of the Company's Vaddis line of DVD decoders, the ZR36700 (Vaddis I). During 1998, the Company introduced the Vaddis III. The Vaddis decoders perform all the audio/video decoding requirements of the DVD specification, including MPEG 2 video and audio decoding, Dolby Digital audio decoding, on-screen display ("OSD"), decryption required for copyright protection ("CSS") and presentation of graphics information (sub-picture). The Vaddis has additional computation power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the "theater-like" sound obtained from six speakers using a system that includes only two speakers and the Vaddis. Vaddis DVD decoders are being used in DVD players manufactured by Sharp, Toshiba and others. The ZR36215 (SupraAV) is the Company's single chip solution for the Super VCD market. This single chip performs all of the video and audio decoding required by the SVCD standard and also allows additional features, like Karaoke, to be implemented without any additional hardware. The Company provides a full reference design of an SVCD player, based on the ZR36215, that helps its customers accelerate time to market for their players. The Company's ZR36110 is a single-chip MPEG 1 system and video decoder optimized for use in video CD playback applications. The ZR36125 PCI multimedia controller enables the cost-effective integration of high performance multimedia functions in PCI systems such as MPEG 2 decoding, TV tuner, and video capture. The ZR36125 is used in PCI DVD decoding boards. The Company also offers chip cores based on MPEG 1 and MPEG 2 compression standards. The Company believes that its MPEG hardware designs have a smaller gate count and require less memory than competing designs, resulting in integrated circuits that offer significantly lower costs, lower power consumption and higher performance. The Company's MPEG 1 software decoder, SoftPEG, is designed to offer a low-cost MPEG 1 solution by generating high video and audio quality in a PC environment without the need for additional hardware. During 1997, the Company introduced SoftDVD, a full DVD decoding software package designed for use with an Intel Pentium processor supporting multimedia extension ("MMX") technology. SoftDVD supports new PC entertainment applications (including the WHQL certified Direct Show version) without the need for specialized hardware. SoftDVD includes MPEG 2 video and Dolby Digital audio decoding, tamper-resistant software, a DVD navigator, a user-friendly graphical user interface and full support of DVD features. SoftDVD is licensed as a complete package or in modules that are used by customers in conjunction with hardware decoders manufactured by the Company or other suppliers. The Company also offers a motion compensation VLSI core that is licensed to graphics IC companies. This core, when integrated in graphics chips, enables SoftDVD to run significantly faster on the PC, thus enhancing the quality of the DVD decoding.

         AUDIO TECHNOLOGY AND PRODUCTS

         THE DOLBY DIGITAL STANDARD. In 1992, Dolby launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multi-channel digital surround sound systems. Dolby Digital has been used in sound systems that have been installed in over 20,000 movie theaters and is also used in home theater applications. Digital compression of audio data facilitates multi-channel audio playback in video-oriented formats by allowing storage of additional information in the limited space allocated for audio. It also facilitates the seamless integration of sound with compressed video. The Dolby Digital audio compression technique is currently used as the principal audio compression technique in DVD players. Dolby Digital has also been adopted by the HDTV Grand Alliance, and several large cable operators have announced their intention to incorporate Dolby Digital in their cable systems.

         ZORAN AUDIO TECHNOLOGY. Zoran, working very closely with Dolby Laboratories, has developed a programmable DSP engine with an architecture optimized for Dolby Digital and other demanding audio applications and was the first to develop a single-chip solution for Dolby Digital decoding. Zoran's audio products incorporate the Dolby Digital algorithm for decompression of multi-channel digital surround sound, along with additional standards such as Dolby Pro-Logic decoding, Digital Theater System's DTS multi-channel decode, various layers of MPEG audio decompression and other functions such as virtual surround, 3D headphones, digital filtering and equalization. Zoran's programmable audio DSP architecture enables system manufacturers to reduce system cost through software that allows these manufacturers to program proprietary functions into Zoran's digital audio processors and eliminate the need for additional DSP devices and system components, while maintaining their own differentiation, flexibility and standards compliance.

         AUDIO PRODUCTS. The ZR38601 is a single-chip Digital Audio Processor for high quality audio systems that can support up to eight digital audio channels and includes implementation of Dolby Digital, Dolby Pro-Logic, THX sound processing, and seven virtual surround algorithms. It significantly reduces digital audio system implementation cost by including in hardware both a Sony/Philips Digital Interface Format ("S/PDIF") receiver and transmitter, and a dual audio and system clock which utilized Zoran patented, wide range phase lock loop technology. The ZR38650 is a true multi-standard digital audio processor which, in addition to the features of the ZR38601, also provides decode of Digital Theater System's DTS multi-channel audio coding, Advanced Audio Coding ("AAC") multi-channel decode, and MPEG 5.1 multi-channel decode. The Company also offers a Dolby Digital core, which provides full two channel Dolby Digital decode using an extremely small number of gates, as well as complete two and six channel Dolby Digital decoding software, which can be bundled with MPEG 2 video chips. The combination of hardware video and software audio offers a complete DVD solution for the personal computer which minimizes the processor resources required to provide high quality DVD playback.

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

CUSTOMERS

         The following table lists substantially all of the Company's customers who purchased at least $100,000 of the Company's JPEG, MPEG or Dolby Digital-based products from January 1, 1998 through December 31, 1998:

--------------------------- -------------------------------------------- -----------------------------------------
      PRODUCT FAMILY                                                 CUSTOMERS
--------------------------- -------------------------------------------- -----------------------------------------
JPEG-based Products         Alpha Systems Lab                            PAGG Corporation
                            ATD Electronique                             Pinnacle Systems GmbH
                            Avermedia Technologies                       Pinnacle Systems, Inc.
                            Digital Processing Systems Inc.              Q.S.R. Ltd.
                            Eastman Kodak Co.                            Quadrant International Inc.
                            Edge Electronics Co.                         Solectron Texas
                            Electronics for Imaging                      Solectron Washington, Inc.
                            Fujifilm Microdevices Co. Ltd.               Tekram Technology Co. Ltd.
                            Hauppauge Computer Works, Inc.               The SMT Centre of Texas
                            Manufacturers' Services                      Topas Electronics GmbH
                            Matrox Electronic Systems Ltd.               Unique Technologies, Inc.
                            Matrox Graphics Ltd.
--------------------------- -------------------------------------------- -----------------------------------------
MPEG-based Products         Compaq Computer Corp.                        Newcom, Inc
                            Creative Labs                                Sharp Corporation
                            Diamond Multimedia                           Silicon Magic Corp.
                            Fujifilm Microdevices Co. Ltd.               Sun Microsystems, Inc.
                            Fujitsu Limited                              Technology Zone
                            Gallent Computer, Inc.                       Telecruz Technology, Inc.
                            Hewlett-Packard                              Trident Microsystems Inc.
                            Imaginon Incorporated                        Vobis AG
                            Imedia                                       Wyan Micro Electronic Systems
                            Matrox Electronic Systems                    Xiamen Xiaxin Electronic Co. Ltd.
                            Matrox Graphics, Ltd.
                            Micron Electronics, Inc.
--------------------------- -------------------------------------------- -----------------------------------------
Audio Products              Altec Lansing Technology, Inc.               Fujifilm Microdevices Co. Ltd.
                            Amega Technology                             N-TEK Incorporated
                            Boston Acoustics                             Sigma Designs
                            Creative Technology Ltd.                     Unidux Inc.
                            Dolby Laboratories, Inc                      Unique Technologies, Inc.
                            Dooin Electric Co. Ltd
                            Edge Electronics Co.
--------------------------- -------------------------------------------- -----------------------------------------

         Fujifilm purchases the Company's products primarily as a distributor and resells these products, in many cases under its own trade name. Fujifilm acts as the Company's primary distributor in Japan and accounts for most of the Company's product sales in Japan. The Company's products are integrated into products purchased from Fujifilm by consumer products manufacturers, including Denon, Hitachi, Marantz, Sharp, Sony and Toshiba. See "Sales and Marketing."

         During 1996, sales to Fujifilm accounted for 38% of the Company's total revenues, including 43% of product sales, sales to Pinnacle GmbH accounted for 16% of revenues, including 20% of product sales, and sales to Fast accounted for 5% of revenues, including 6% of product sales. During 1997, sales to Matrox accounted for 15% of the Company's total revenues, including 14% of product sales, sales to Pinnacle accounted for 15% of revenues, including 21% of product sales, and sales to Iomega accounted for 15% of revenues, including 20% of product sales. During 1998, sales to Fujifilm accounted for 23% of the Company's total revenues, including 30% of product sales and sales to Pinnacle accounted for 14% of revenues, including 19% of product sales. During 1996, 1997, and 1998 the Company's four largest customers accounted for approximately 61%, 54% and 48% of its revenues, respectively.

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

         The Company is a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF"). These organizations fund up to 50% of incurred project costs for approved projects up to specified contract maximums. The agreements require the Company to use its best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. Total grants earned during 1996 and 1998 were $182,000 and $851,000, respectively. No grants were earned in 1997. The terms of Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist. The Company is currently engaged in the development of new JPEG-based digital still camera chip called COACH (Camera On A CHip) under grant from the Chief Scientist. Although the Company has received grants from the Chief Scientist and BIRDF in the past, the Company intends to fund future research and development efforts for new products primarily from its own funds and through research and development arrangements with its major OEM customers.

         As of December 31, 1998, the Company had a staff of 88 full-time and 22 part-time research and development personnel, 74 of whom are based in Israel. During 1996, 1997 and 1998, the Company's net research and development expenses, net of grants from the Chief Scientist and BIRDF, were approximately $9.0 million, $13.8 million and $13.5 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

         Zoran's sales and marketing strategy is to focus on providing compression solutions for manufacturers seeking to design video and audio products for emerging high volume consumer applications. In cooperation with leading manufacturers of video and audio equipment in the commercial and consumer markets, Zoran attempts to identify market segments which have the potential for substantial growth. To implement its strategy, the Company has established a direct sales force (located at several sales and marketing offices) and a worldwide network of independent sales representatives and distributors. In some cases, the Company's strategic partners also provide sales and marketing support to the Company.

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

         During 1998, the Company opened an office in Shezhen, China as part of its effort to capture a leadership position in the Chinese digital video and audio markets. The Company employs 11 people at its China office, including sales, applications and customer support (software and hardware) employees.

         The Company distributes its integrated circuit products in Japan primarily under an agreement with Fujifilm. Under this agreement, Fujifilm acts as the primary distributor in Japan of products developed by the Company under development contracts with Fujifilm. Fujifilm also sells certain of these products in Japan under its own name. The Company may sell these products directly in Japan only to specified customers and must first buy the products from Fujifilm. Fujifilm also has a nonexclusive license to distribute most of the Company's products outside of Japan. During 1997, the Company opened a representative office in Tokyo to help promote its products in Japan and to manage the sale of products not sold through Fujifilm like software, VLSI cores and certain JPEG products.

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

MANUFACTURING

         The Company contracts its wafer fabrication, assembly and testing to independent foundries and contractors, which enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's engineers work closely with the its foundry partners and subcontractors to increase yields, lower manufacturing costs and assure quality.

         The Company's primary foundries are Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC"), which has manufactured certain of the Company's integrated circuits since 1987, Fujifilm, which has manufactured certain of the Company's integrated circuits since 1993, and Motorola Inc. ("Motorola"), which has manufactured gate array-based products for the Company since 1993. In 1996, 1997 and 1998, these three foundries manufactured substantially all of the Company's products. Fujifilm is currently manufacturing the Company's JPEG codec, its JPEG-based converter products and its MPEG 1 decoder. Motorola is currently manufacturing the Company's motion JPEG controller and PCI multimedia controller, and TSMC is currently manufacturing the Company's audio and JPEG products. The Company's independent foundries fabricate products for other companies and may also produce products of their own design.

         All of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.25 micron to 0.8 micron feature sizes. All of the Company's semiconductor products are currently being assembled by one of two independent contractors, ASAT, Inc. ("ASAT") and Anam Industrial ("Anam") and tested by those contractors or other independent contractors.

         Zoran's ZR36050 JPEG codec was developed jointly with Fujifilm and is currently manufactured by Fujifilm pursuant to an agreement that grants Fujifilm the right to manufacture up to 80% of the Company's requirements for this product subject to Fujifilm's ability to manufacture the product on substantially the same or better terms and conditions as the Company could obtain from a third party. This agreement also grants Fujifilm certain marketing rights in Japan with respect to these products. See "Sales and Marketing."

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

COMPETITION

         The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. In the market for JPEG-based products for desktop video editing applications, the Company's principal competitors are C-Cube Microsystems, Inc. ("C-Cube") and LSI Logic
Corporation ("LSI Logic"). Cirrus Logic (Crystal Semiconductors), Fujitsu Limited, Motorola, SGS Thomson Microelectronics, NV ("SGS") and Yamaha are currently shipping Dolby Digital-based audio compression products. C-Cube, ESS Inc., LSI Logic, Luxonor, Matsushita Electric, Oak Technology Inc., SGS, Sony and Winbond Electronics Corp. have introduced integrated audio and video devices for DVD and SVCD applications. These manufacturers, as well as others, are licensed by Dolby to incorporate Dolby Digital technology in their products. In addition, certain manufacturers, including Sony, incorporate compression technologies other than

Dolby Digital in certain audio products that compete with products using the Company's integrated circuits. In the markets for JPEG-based products for use in filmless digital cameras, the Company's principal competitors are in-house solutions used by major Japanese OEMs. LSI and Ricoh Co. Ltd. are providing system-on-a-chip solutions for DSC to third parties. In the market for MPEG-based chip core products, the Company's principal competitors are David Sarnoff Research Center and SICAN Microelectronics Corp. In the market for the Company's MPEG-based software products, the Company's principal competitors are Cyberlink Systems Corp., Mediamatics Corporation, Quadrant International and Xing Technology Corporation. The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video and audio compression technology depends on a number of factors, including: price, quality, and performance of its products; the timing and success of new product introductions by the Company, its customers and its competitors; the emergence of new industry standards; the Company's ability to obtain adequate foundry capacity; the number and nature of the Company's competitors in a given market; and general market and economic conditions.

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

         The DVD market is in its infancy, and additional competitors are expected to enter the market for DVD players and software. The Company believes that several large Japanese consumer electronics companies may be planning to enter this market and may, accordingly, attempt to develop MPEG 2 hardware or software that may be competitive with the Company's products. Certain of these potential competitors may develop captive implementations for use only with their own PCs and consumer electronics products. It is also possible that application software vendors, such as Microsoft Corporation, may attempt to enter the DVD application market in the future. This increased competition may result in price reductions, reduced profit margins and loss of market share.

         Historically, ASPs in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. The Company expects that the ASPs of its products will continue to be subject to significant pricing pressures in the future. In order to offset expected declines in the ASPs of its products, the Company will likely need to reduce the cost of its products by implementing design changes that lower the cost of manufacture, assembly and testing, by negotiating reduced charges by its foundries as and if volumes increase, and successfully managing its manufacturing and subcontracting relationships. Since the Company does not operate its own manufacturing, assembly or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities. The failure of the Company to introduce lower cost versions of its products in a timely manner or to successfully manage its manufacturing, assembly and testing relationships would have a material adverse effect on its business, operating results and financial condition.

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

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. The Company or its foundries from time to time are notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. The Company is currently the subject of a pending patent infringement proceeding. See "Item 3-Legal Proceedings." The Company may be subject to additional claims in the future. In particular, given the uncertainty discussed above regarding patents relating to the MPEG standard, it is difficult for the Company to assess the possibility that its activities in the MPEG field may give rise to future patent infringement claims. Litigation by or against the Company relating to patent infringement or other intellectual property matters could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that licenses would be offered or that the terms of any offered licenses would be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products, or the use by the Company's foundries of certain processes.

EMPLOYEES

         As of December 3l, 1998, the Company had 169 full-time and 32 part-time and contract employees, including 88 full-time and 22 part-time and contract employees primarily involved in research and development activities, 50 in marketing and sales, 20 in finance and administration and 21 in manufacturing control and quality assurance. Seventy-five of the Company's full-time employees and 25 of its part-time and contract employees, including 74 of the personnel who are primarily involved in engineering and research and development, are based in Israel. There are 84 individuals at the Company's facilities in Santa Clara, California including 32 employees who are primarily involved in research and development. The remaining employees are located in the Company's international offices in Europe, Canada, Japan, and China. The Company believes that its future success will depend, in large part on its ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

         The Company's executive offices and its principal administration, marketing and sales operations and a portion of its research and development operations are located in approximately 24,000 square feet of leased space in Santa Clara, California under a lease which expires in March 2000. The Company's principal research and development and engineering facilities and the balance of its administration, marketing and sales operations are located in approximately

14,000 square feet of leased space in an industrial park in Haifa, Israel under a lease which expires in 2002. The aggregate annual gross rent for the Company's facilities was approximately $887,000 in 1998. See Note 7 of Notes to Consolidated Financial Statements. The Company believes that its current facilities are adequate for its needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

On February 26, 1999, the Company was named in a complaint, along with 87 other defendants, brought by the Lemelson Medical, Education & Research Foundation (the "Lemelson Foundation") in the United States District Court for the District of Arizona. The complaint alleges infringement of unspecified claims in some or all of 16 U.S. patents, and seeks both injunctive relief and unspecified damages, with a request for additional damages for alleged willful infringement (pursuant to which the court can award total damages of up to three times the amount of actual damages) and attorneys' fees. The Company has not yet been formally served with the complaint, but has been approached by representatives of the Lemelson Foundation suggesting that it agree to a license with respect to the patents that are alleged to be infringed. The Company is studying this proposal, and has also contacted one of its principal IC suppliers concerning possible indemnification for the Lemelson Foundation's claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS.

         The executive officers of the Company are as follows:

Name                                     Age           Position
----                                     ---           --------
Levy Gerzberg, Ph.D.                      53           President, Chief Executive Officer and Director
Aharon Aharon                             44           Senior Vice President, Chief Operating Officer
Isaac Shenberg, Ph.D.                     47           Senior Vice President, Business and Strategic Development
Paul R. Goldberg                          52           Vice President, Audio Products and Intellectual Properties
Karl Schneider                            44           Vice President, Finance and Chief Financial Officer
Ronald Richter                            46           Vice President, Worldwide Sales
Shmuel Farkash                            42           Vice President, Video Products
Paul Farrelle, Ph.D.                      39           Vice President, Engineering, U.S.
Alon Ironi, Ph.D.                         36           Vice President, Engineering, Israel

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

         Mr. Aharon joined the Company as Vice President, Engineering-Haifa Operations in February 1997 and was elected Vice President, Engineering in August 1997 and Senior Vice President and Chief Operating Officer in October 1998. From 1983 to February 1997, Mr. Aharon was employed by IBM in a variety of engineering and management positions, including Senior Manager of VLSI Design Tools from 1993 to February 1997 and Design Automation Manager from 1989 to 1993. Mr. Aharon holds a B.S. and M.S. in Electrical Engineering from the Technion.

         Dr. Shenberg has served as Vice President, Sales and Marketing of the Company since January 1995 and as Senior Vice President, Business and Strategic Development since October 1998. From August 1990 to January 1995, Dr. Shenberg served as the Company's Product Line Business Manager. Dr. Shenberg holds a Ph.D. in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from the Technion.

         Mr. Goldberg joined Zoran as Vice President, Systems Solutions in June 1996 and was elected Vice President, Audio Products in October 1998. From April 1991 to June 1996, Mr. Goldberg was employed as film products group leader at Dolby Laboratories, Inc. From 1988 to 1990, Mr. Goldberg was Director of the Tandy Electronic Research Center. From 1979 to 1988, Mr. Goldberg was employed by Wavetek Incorporated and its spin-off, Advanced Image Data ("AID"), most recently as Vice President of Research and Development and Market Development of AID. Prior thereto, Mr. Goldberg was employed by Smith Kline Instruments, most recently as Director of Biomedical Research and Development. Mr. Goldberg holds a B.S. in Electrical Engineering from the University of Minnesota.

         Mr. Schneider joined the Company as Corporate Controller in January 1998 and was elected Vice President, Finance and Chief Financial Officer in July 1998. From September 1996 through 1997, Mr. Schneider served as Controller for the Film Measurement and Robotics and Integrated Technologies divisions of KLA-Tencor, a semiconductor equipment company. Mr. Schneider served as the Corporate Controller for SCM Microsystems, Inc. from October 1995 to September 1996, Controller for Reply Corporation from January 1994 to September 1995, Director of Finance for Digital F/X from October 1992 to January 1994 and Controller for Flextronics from September 1987 through June 1991. Mr. Schneider holds a B.S. in Business Administration from San Diego State University.

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

         Dr. Farkash joined Zoran in March 1992 as a senior R&D engineer. In 1994 Dr. Farkash became the marketing and sales manager for Europe. Beginning in 1996 Dr. Farkash became Director of Marketing for the JPEG product line. In July 1998 Dr. Farkash became Vice President, Video with responsibilities for the JPEG and DVD product lines. Dr. Farkash holds a Ph.D., M.S., and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

         Dr. Farrelle joined the Company in May 1998 as Vice President, Engineering. Prior to joining the Company Dr. Farrelle served as Vice President of Engineering at Zapex Technologies from February 1997 to May 1998. From 1988 to February 1997 Dr. Farrelle was employed as a Director and then Chief Technologist for Optivision, Inc. Dr. Farrelle holds a Ph.D. and M.S. in Electrical Engineering from the University of California at Davis and a B.A. in Electrical Sciences from Cambridge University, England.

         Mr. Ironi joined the Company as a system engineer in March 1993. Mr. Ironi subsequently became Manager, System Engineering and Manager, Architecture and Algorithms. Mr. Ironi was promoted to Vice President of Engineering-Haifa Operations in January 1999. Prior to Zoran, Mr. Ironi served as a staff engineer for the Analog Cellular group. Mr. Ironi holds a B.S. in Electrical Engineering from the Technion.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The Company effected the initial public offering of its Common Stock on December 15, 1995. Since that date, the Company's Common Stock has been quoted on The Nasdaq National Market under the symbol "ZRAN." The following table sets forth the high and low closing sales price of the Company's Common Stock as reported as The Nasdaq National Market for the periods indicated:

                                                                                   HIGH          LOW
                                                                                   ----          ---
         1998:
              First Quarter.......................................................$18.25        $12.50
              Second Quarter......................................................$14.75        $ 9.50
              Third Quarter.......................................................$12.06        $ 5.88
              Fourth Quarter......................................................$18.00        $ 5.19

         1997:
              First Quarter.......................................................$30.75        $15.75
              Second Quarter......................................................$26.50        $12.75
              Third Quarter.......................................................$28.625       $17.50
              Fourth Quarter......................................................$26.625       $11.50

         As of December 31, 1998, there were 352 holders of record of the Company's Common Stock.

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

                                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                         1998         1997          1996        1995        1994
                                                       ---------- ----------- ------------- ----------- ----------
                                                                 (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  Product sales................................        $33,465      $32,717       $35,503     $18,086      $ 6,243
  Software, licensing and development..........         10,760       12,210         8,606       5,378        3,256
                                                       -------      -------       -------     -------      -------
    Total revenues.............................         44,225       44,927        44,109      23,464        9,499
                                                       -------      -------       -------     -------      -------

Costs and expenses:
  Cost of product sales........................         19,036       16,032        20,262       9,306        4,677
  Research and development.....................         13,548       13,787         8,954       5,916        4,887
  Selling, general and administrative..........         11,551       11,209        10,739       6,748        4,376
  Merger and related...........................             --           --         2,153          --           --
                                                       -------      -------       -------     -------      -------
    Total costs and expenses...................         44,135       41,028        42,108      21,970       13,940
                                                       -------      -------       -------     -------      -------

Operating income (loss)........................             90        3,899         2,001        1,494      (4,441)
Interest and other income
     (expense), net............................          1,071        1,258         1,027        (147)        (225)
                                                       -------      -------       -------     -------      -------
Income (loss) before income taxes..............          1,161        5,157         3,028        1,347      (4,666)
Provision for income taxes.....................            232          928           665         399          229
                                                       -------      -------       -------     -------      -------
Net income (loss)..............................        $   929      $ 4,229       $ 2,363     $   948      $(4,895)
                                                       -------      -------       -------     -------      -------
                                                       -------      -------       -------     -------      -------
Basic net income (loss) per share (1)..........        $  0.09      $  0.45       $  0.27     $  0.35      $ (4.82)
                                                       -------      -------       -------     -------      -------
                                                       -------      -------       -------     -------      -------
Diluted net income (loss) per share (1)........        $  0.08      $  0.38       $  0.22     $  0.11      $ (4.82)
                                                       -------      -------       -------     -------      -------
                                                       -------      -------       -------     -------      -------
Shares used to compute basic net income (loss)
     per share (1).............................         10,042        9,412         8,802       2,391        1,015
                                                       -------      -------       -------     -------      -------
                                                       -------      -------       -------     -------      -------
Shares used to compute diluted net income (loss)
    per share (1)..............................         11,119       11,072        10,661       8,397        1,015
                                                       -------      -------       -------     -------      -------
                                                       -------      -------       -------     -------      -------

                                                                                DECEMBER 31,
                                                       -----------------------------------------------------------
                                                         1998         1997          1996        1995        1994
                                                       ---------- ----------- ------------- ----------- ----------
                                                                               (in thousands)
CONSOLIDATED BALANCE SHEET DATA:

Cash, equivalents and short-term investments...       $ 19,175     $ 22,376      $ 23,419    $ 21,438     $  1,743
Working capital (deficit)......................         30,830       28,582        24,673      19,753       (2,272)
Total assets...................................         49,170       50,944        41,382      31,264        7,205
Long-term debt, less current portion...........             --           --            --         601        1,027
Accumulated deficit............................        (44,176)     (45,105)      (49,334)    (51,697)     (52,545)
Total stockholders' equity (deficit)...........         36,186       34,286        28,530      20,917       (1,176)

----------------------
         (1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income (loss) per share.

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

         In December 1996, the Company expanded its compression based product offerings through the acquisition of CompCore Multimedia, a provider of software-based compression products and a designer of cores for video and audio decoder integrated circuits.

         Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs for the Company's hardware products have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (OEM sales versus sales to distributors) and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. During 1997 and 1998, the Company reduced its ASPs on certain products in order to better penetrate the consumer market. The Company believes that, as its product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs or at all.

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

         The Company is a party to certain research and development agreements with the Chief Scientist and BIRDF, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 3% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                            1998             1997            1996
                                                                          -----------   -------------   -----------
Revenues:
     Product sales................................................           75.7%           72.8%            80.5%
     Software, licensing and development..........................           24.3            27.2             19.5
                                                                          -------         -------          -------
       Total revenues.............................................          100.0           100.0            100.0
                                                                          -------         -------          -------

Costs and expenses:
     Cost of product sales........................................           43.0            35.7             45.9
     Research and development.....................................           30.7            30.7             20.3
     Selling, general and administrative..........................           26.1            24.9             24.3
     Merger and related...........................................           --              --                4.9
                                                                          -------         -------          -------
       Total costs and expenses...................................           99.8            91.3             95.4
                                                                          -------         -------          -------

Operating income..................................................            0.2             8.7              4.6
Interest expense..................................................           --              --               (0.3)
Interest and other income, net....................................            2.4             2.8              2.6
Income before income taxes........................................            2.6            11.5              6.9
Provision for income taxes........................................            0.5             2.1              1.5
                                                                          -------         -------          -------

Net income .......................................................            2.1%            9.4%             5.4%
                                                                          -------         -------          -------
                                                                          -------         -------          -------

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUES. Total revenues decreased by 1.6% to $44.2 million in 1998 from $44.9 million in 1997. Product sales increased by 2.3% to $33.5 million in 1998 from $32.7 million in 1997. The increase in product sales resulted primarily from increased unit sales of DVD and SCVD products. Software, licensing and development revenues decreased by 11.9% to $10.8 million in 1998 from $12.2 million in 1997. This decrease was due to a reduction in SoftPEG royalties.

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

         PRODUCT GROSS PROFIT. Product gross margin decreased by 15.5% to 43.1% in 1998, compared to 51.0% in 1997. The decrease was due to a product sales mix that included an increased percentage of lower margin products, and higher manufacturing costs during 1998.

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

         RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses decreased by 1.7% to $13.5 million in 1998 from $13.8 million in 1997. R&D expenses in 1998 were net of reimbursements in the amounts of $851,000 under product development agreements with the Chief Scientist. There were no such reimbursements during 1997. Gross R&D expenses increased as a result of the Company's planned enhancement to its technology and development capabilities. R&D expenses decreased as a percentage of total revenues to 30.6% in 1998, compared to 30.7% in 1997.

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased by 3.1% to $11.5 million in 1998 from $11.2 million in 1997. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth in China.

         SG&A expenses consist primarily of employee-related expenses, royalties, sales commissions, product promotion and other professional services. The Company expects that SG&A expenses will continue to increase to support the anticipated growth of the Company.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income decreased by 14.9% to $1.1 million in 1998 from $1.3 million in 1997. The decrease resulted primarily from decreased interest income as a result of lower balances of cash, cash equivalents and short-term investments.

         PROVISION FOR INCOME TAXES. The Company's estimated effective tax rate increased to 20.0% for 1998 from 18.0% in 1997. The increase reflects the Company's income tax expectation going forward.

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

         MERGER AND RELATED EXPENSES. Total costs and expenses in 1996 include non-recurring merger and related expenses of $2.2 million. These expenses related to the acquisition of CompCore in December 1996 and included professional fees, other direct transaction costs and other merger-related costs associated with combining the operations of the two companies.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income increased by 22.5% to $1.3 million in 1997 from $1.0 million in 1996. The increase resulted primarily from decreased interest expense as a result of the repayment of the Company's remaining debt during 1996.

         PROVISION FOR INCOME TAXES. The Company's estimated effective tax rate decreased to 18.0% for 1997 from 22.0% in 1996. The decrease was primarily due the tax benefits derived from revenue and net income attributable to the Company's operations in Israel which receives favorable tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

         Until the initial public offering of its common stock (the "IPO") in December 1995, the Company had financed its operations primarily through private placements of equity securities and, to a lesser extent borrowings from banks and its stockholders. Net proceeds from the IPO and the exercise of certain warrants in connection with the IPO and net proceeds from the exercise of the underwriters' over-allotment option in January 1996 totaled $21.0 million. At December 31, 1998, the Company had $8.2 million of cash and cash equivalents, $11.0 million of short-term investments and $30.8 million of working capital.

         The Company's operating activities used cash of $2.4 million in 1998, and provided cash of $1.8 million in 1997 and $1.4 million in 1996. Cash provided by operating activities reflected net income excluding charges for depreciation and amortization, offset by cash used for working capital.

         The Company's capital expenditures totaled $1.8 million in 1998, $3.6 million in 1997 and $3.5m in 1996. Capital expenditures for 1999 are expected to be approximately $2.8 million. The Company had no bank debt at December 31, 1998 or at December 31, 1997.

         The Company believes that its current balances of cash, cash equivalents and short-term investments, together with existing sources of liquidity and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through 1999.

STOCK OPTION REPRICING

In August 1998, employees of the Company were offered the opportunity of repricing their options. Repricing was conditional on employees accepting the restart of their vesting schedule. The vesting schedule would however, revert back to the original schedule if the Company met significant performance goals. Substantially all options with an exercise price in excess of $5.94 were cancelled and replaced with new options having an exercise price of $5.94, the market price on the date that the employees accepted the repricing. A total of 924,164 shares were repriced.

MARKET RISK DISCLOSURE

         Zoran is exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

         The fair value of Zoran's investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of the Company's investment portfolio.

         A majority of the Company's revenue and capital spending is transacted in U.S. dollars, although some of these transactions are denominated in Israeli Shekels. The Company has not engaged in hedging transactions to reduce its exposure to fluctuations that may arise from changes in foreign exchange rates. Based on the Company's overall currency rate exposure at December 31, 1998 a near-term 10% appreciation or depreciation would have an immaterial affect on the Company's operating results or financial condition.

FUTURE PERFORMANCE AND RISK FACTORS

         THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

         PRODUCT CONCENTRATION; EVOLVING MARKETS. Since the Company's markets are still evolving, only a limited number of commercial and consumer products that incorporate the Company's integrated circuits are currently in volume production. Current applications for the Company's products and IP include professional and consumer video editing systems, filmless digital cameras, standalone and PC-based DVD players, Super VCD players, digital speakers and audio systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications. Video editing applications continued to account for the largest percentage of the Company's product sales in 1997 and 1998. The Company expects that sales of its devices for video capture and editing applications and digital audio applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

         The emergence of markets for the Company's products will be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform with certain current industry standards. There can be no assurance that manufacturers will continue to follow these standards or that competing standards will not emerge which will be preferred by manufacturers. The emergence of markets for the Company's products is also dependent in part upon third-party content providers developing and marketing content for end user systems, such as video and audio playback systems, in a format compatible with the Company's products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products. See "Item 1. Business -- Strategy" and "-- Markets and Applications."

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

         The Company's future net income and cash flow will also be affected by its ability to apply its net operating losses ("NOLs"), which totaled approximately $36.0 million for federal tax reporting purposes as of December 31, 1998, against taxable income in future periods. Under the Tax Reform Act of 1986, the utilization of NOLs may be impaired or limited in certain circumstances, including a cumulative ownership change of greater than 50% over a three-year period. The consummation of the IPO in December 1995 resulted in a cumulative ownership change of greater than 50%. Accordingly, the Company's NOLs incurred prior to the consummation of the IPO that can be utilized to reduce future taxable income for federal tax purposes is limited to approximately $3 million per year. The Company does not believe that its acquisition of CompCore in December 1996 adversely affected its ability to utilize its NOLs. However, future changes of ownership could further limit the Company's utilization of NOLs and could have an adverse effect on the Company's net income and cash flow. Beginning in 1997, the Company's Israeli subsidiary has benefitted from its status as an "Approved Enterprise" pursuant to the Israeli Law for the Encouragement of Capital Investments, 1959, as amended. There can be no assurance that changes in tax laws in the United States or Israel or in the Company's status will not limit the Company's ability to utilize its NOLs or its "Approved Enterprise" status. Any limitation on the Company's ability to utilize its NOLs or its "Approved Enterprise" status could have a material adverse effect on the Company's business, operating results or financial condition. See
Note 10 of Notes to Consolidated Financial Statements.

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

         FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company may require substantial additional capital to finance its future growth, secure additional foundry capacity and fund its ongoing research and development activities beyond 1999. The Company's capital requirements will depend on many factors, including, but not limited to, acceptance of and demand for the Company's products, the types of arrangements that the Company may enter into with its independent foundries and the extent to which the Company invests in new technology and research and development projects. To the extent that the Company's existing sources of liquidity and cash flow from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders would be reduced. Further, such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. No assurance can be given that additional financing will be available when needed or that, if available, it will be available on terms favorable to the Company.

         MANAGEMENT OF GROWTH. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to expand and improve its administrative, operational, management and financial systems and controls. Many of the Company's key operations, including the major portion of its research and development operations and a significant portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its research and development and administrative personnel, including its President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations is likely to place additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

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

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. The Company or its foundries are from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. The Company is currently the subject of a pending patent infringement proceeding and may be subject to additional claims in the future. Litigation by or against the Company relating to patent infringement or other intellectual property matters could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology.
There can be no assurance that licenses would be offered or that the terms of any offered licenses would be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products, or the use by the Company's foundries of certain processes. See "Item 1. Business -- Proprietary Rights and Licenses" and "Item 3A-Legal Proceedings."

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

         RELIANCE ON INTERNATIONAL SALES AND OPERATIONS; RELIANCE ON OPERATIONS IN ISRAEL. Sales to non-U.S. customers in 1998, 1997 and 1996 accounted for 59%, 43% and 74%, respectively, of the Company's total revenues, and the Company anticipates that international sales will continue to represent a significant portion of total revenues. In addition, substantially all of the Company's semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors. The Company is subject to the risks of doing business internationally, including unexpected changes in regulatory requirements, fluctuations in exchange rates, imposition of tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations.

         A substantial portion of the Company's research and development and sales operations are located in the State of Israel and, as of December 31, 1998, 75 of the Company's 169 full-time employees were located in Israel, including a majority of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject. In addition, many of the Company's expenses in Israel are paid in Israeli shekels, thereby subjecting the Company to the risk of foreign currency fluctuations and to economic pressures resulting from Israel's generally high rate of inflation. There can be no assurance that such factors will not have a material adverse effect of the Company's business, operating results or financial condition. In the past, the Company has obtained royalty-bearing grants from the Chief Scientist and BIRDF to fund research and development. The terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to the terms of these grants to any person without the prior written consent of the Chief Scientist. The Company may apply for additional grants for new or existing products, although there can be no assurance that these grants will be available in the future or that the royalty rates payable by the Company, or other terms of such grants, will not be less favorable to the Company than the terms of previous grants. See "Item 1. Business -- Research and Development."

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

         RISKS RELATED TO YEAR 2000 PROBLEM. In the next year, most companies could face potentially serious consequences due to the inability of many older software applications and operational programs to properly recognize calendar dates beginning in the Year 2000. The risk for Zoran exists in three areas: systems used by the Company to run its business, embedded software and software products sold to its customers, and the Year 2000 readiness of the Company's key suppliers and customers. The Company is currently evaluating its exposure in all of these areas based on a Year 2000 compliance plan it has developed.

         The Company has begun conducting a comprehensive inventory and evaluation of the systems used in running its business. This includes its IT systems, equipment, and facilities. To date, the Company has not found any potential Year 2000 issues that would have a material impact on its operations. The company believes that it is approximately 85% complete for this portion of the investigation and expects to complete the remainder in the second quarter of 1999. Since the Company has not yet identified any significant non-compliance problems there are currently no contingency plans in place for Year 2000 issues. As the Company continues through its investigation however, it may find it necessary to create contingency plans in order to address Year 2000 compliance problems. The Company expects to complete any necessary contingency planning by the second quarter of 1999.

         The Company believes that its current software products are Year 2000 compliant. This is based on extensive testing of the software in Year 2000 simulated conditions. However, since all customer situations cannot be anticipated, particularly those involving third party products, the Company's software products could prove to be non-compliant in some circumstances. The impact of these claims could have a material impact on the Company's results of operations or financial condition.

         Zoran has begun the process of contacting each of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Zoran will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. For instance the Company may seek alternative suppliers who are found to be in Year 2000 conformance. To date, no supplier has been identified that will not be Year 2000 ready by the appropriate timeframe. However, the Company has not yet completed contacting all of its key suppliers and does not anticipate completing this portion of the investigation until the second quarter of 1999. The Company has just begun to contact its key customers in order to ascertain their Year 2000 compliance status. Failure of the Company's customers to be Year 2000 ready may result in lost sales and reduced revenue or diminish the ability of customers to pay on a timely basis. The Company expects to complete contacting all of its key customers by the second quarter of 1999.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants.........................................................................      35

Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................      36

Consolidated Statements of Operations for the three years ended
         December 31, 1998................................................................................      37

Consolidated Statements of Stockholders' Equity for the three years ended
         December 31, 1998................................................................................      38

Consolidated Statements of Cash Flows for the three years ended
         December 31, 1998................................................................................      39

Notes to Consolidated Financial Statements................................................................      40

Supplemental Data:  Selected Quarterly Financial Information (Unaudited)..................................      56

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Zoran Corporation


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
San Jose, California
January 27, 1999

                              ZORAN CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                    1998              1997
                                                              -----------------  ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                       $    8,221        $    9,903
    Short-term investments                                              10,954            12,473
    Accounts receivable, net                                            15,558            16,509
    Inventory                                                            7,063             4,123
    Prepaid expenses and other current assets                            2,018             2,232
                                                              -----------------  ----------------
        Total current assets                                            43,814            45,240
Property and equipment, net                                              5,356             5,704
                                                              -----------------  ----------------
                                                                    $   49,170        $   50,944
                                                              -----------------  ----------------
                                                              -----------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                $    6,530        $    9,572
    Accrued expenses and other liabilities                               6,454             7,086
                                                              -----------------  ----------------
        Total current liabilities                                       12,984            16,658
                                                              -----------------  ----------------
Commitments and Contingencies (Note 7)

Stockholders' Equity:
    Common Stock:  $0.001 par value; 20,000,000
      shares authorized; 10,213,394 and 9,800,679 shares
      issued and outstanding                                                10                10
    Additional paid-in capital                                          79,635            78,664
    Warrants                                                               717               717
    Accumulated deficit                                                (44,176)          (45,105)
                                                              -----------------  ----------------
        Total stockholders' equity                                      36,186            34,286
                                                              -----------------  ----------------
                                                                    $   49,170        $   50,944
                                                              -----------------  ----------------
                                                              -----------------  ----------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                              ZORAN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                            1998             1997             1996
                                                       ---------------  ---------------  ----------------
Revenues:
    Product sales                                           $  33,465        $  32,717         $  35,503
    Software, licensing and development                        10,760           12,210             8,606
                                                       ---------------  ---------------  ----------------
        Total revenues                                         44,225           44,927            44,109
                                                       ---------------  ---------------  ----------------

Cost and expenses:
    Cost of product sales                                      19,036           16,032            20,262
    Research and development                                   13,548           13,787             8,954
    Selling, general and administrative                        11,551           11,209            10,739
    Merger and related                                             --               --             2,153
                                                       ---------------  ---------------  ----------------
        Total costs and expenses                               44,135           41,028            42,108
                                                       ---------------  ---------------  ----------------

Operating income                                                   90            3,899             2,001
Interest expense                                                   --               --              (146)
Interest and other income                                       1,071            1,258             1,173
                                                       ---------------  ---------------  ----------------

Income before income taxes                                      1,161            5,157             3,028
Provision for income taxes                                        232              928               665
                                                       ---------------  ---------------  ----------------
Net income                                                  $     929        $   4,229         $   2,363
                                                       ---------------  ---------------  ----------------
                                                       ---------------  ---------------  ----------------


Basic net income per share                                  $    0.09        $    0.45         $    0.27
                                                       ---------------  ---------------  ----------------
                                                       ---------------  ---------------  ----------------

Diluted net income per share                                $    0.08        $    0.38         $    0.22
                                                       ---------------  ---------------  ----------------
                                                       ---------------  ---------------  ----------------

Shares used to compute basic net income per share              10,042            9,412             8,802
                                                       ---------------  ---------------  ----------------
                                                       ---------------  ---------------  ----------------

Shares used to compute diluted net income per share            11,119           11,072            10,661
                                                       ---------------  ---------------  ----------------
                                                       ---------------  ---------------  ----------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                              ZORAN CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS)

                                    CONVERTIBLE
                                  PREFERRED STOCK      COMMON STOCK     ADDITIONAL
                                 ------------------ -------------------  PAID-IN             ACCUMULATED
                                 SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL   WARRANT     DEFICIT        TOTAL
                                 -------- --------- --------- --------- ---------- --------- -------------  ----------
Balance at December 31, 1995          --     $  --     8,410    $    8   $ 72,606    $   --   $   (51,697)   $ 20,917
Issuance of Common Stock
    pursuant to public offering
    over-allotment, net of
    expenses                          --        --       308         1      3,531        --            --       3,532
Issuance of Common Stock, net         --        --       183        --        468        --            --         468
Conversion of note                    --        --       128        --      1,032        --            --       1,032
Amortization of deferred
    compensation                      --        --        --        --        218        --            --         218
Net income                            --        --        --        --         --        --         2,363       2,363
                                 -------- --------- --------- --------- ---------- --------- -------------  ----------
Balance at December 31, 1996          --        --     9,029         9     77,855        --       (49,334)     28,530
Issuance of Common Stock, net         --        --       772         1        769        --            --         770
Issuance of Warrant                   --        --        --        --         --       717            --         717
Amortization of deferred
    compensation                      --        --        --        --         40        --            --          40
Net income                            --        --        --        --         --        --         4,229       4,229
                                 -------- --------- --------- --------- ---------- --------- -------------  ----------
Balance at December 31, 1997          --        --     9,801        10     78,664       717       (45,105)     34,286
Issuance of Common Stock, net         --        --       412        --        971        --            --         971
Net income                            --        --        --        --         --        --           929         929
                                 -------- --------- --------- --------- ---------- --------- -------------  ----------
Balance at December 31, 1998          --     $  --    10,213    $   10   $ 79,635    $  717   $   (44,176)   $ 36,186
                                 -------- --------- --------- --------- ---------- --------- -------------  ----------
                                 -------- --------- --------- --------- ---------- --------- -------------  ----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                              ZORAN CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                          1998            1997            1996
                                                                       ------------   -------------   -------------
Cash flows from operating activities:
    Net income                                                             $   929        $  4,229        $  2,363
    Adjustments:
        Depreciation, amortization and other                                 2,306           1,862           1,420
        Amortization of deferred compensation                                   --              40             218
        Deferred revenue                                                      (112)            121          (1,758)
        Changes in current assets and liabilities:
           Accounts receivable                                                 951          (5,421)         (5,815)
           Inventory                                                        (2,940)         (2,324)            456
           Prepaid expenses and other current assets                           214            (356)           (686)
           Accounts payable                                                 (3,042)          3,151           2,868
           Accrued expenses and other liabilities                             (700)            534           2,368
                                                                       ------------   -------------   -------------
               Net cash provided by (used in) operating activities          (2,394)          1,836           1,434
                                                                       ------------   -------------   -------------
Cash flows from investing activities:
    Capital expenditures for property and equipment                         (1,778)         (3,649)         (3,480)
    Sales (Purchase) of short-term investments, net                          1,519            (230)        (12,243)
                                                                       ------------   -------------   -------------
               Net cash provided by (used in) investing activities            (259)         (3,879)        (15,723)
                                                                       ------------   -------------   -------------
Cash flows from financing activities:
    Proceeds from debt                                                          --              --           1,000
    Repayments of debt                                                          --              --            (973)
    Proceeds from issuance of Common Stock, net                                971             770           4,000
                                                                       ------------   -------------   -------------
               Net cash provided by financing activities                       971             770           4,027
                                                                       ------------   -------------   -------------
Net decrease in cash and cash equivalents                                   (1,682)         (1,273)        (10,262)
Cash and cash equivalents at beginning of year                               9,903          11,176          21,438
                                                                       ------------   -------------   -------------
Cash and cash equivalents at end of year                                  $  8,221        $  9,903       $  11,176
                                                                       ------------   -------------   -------------
                                                                       ------------   -------------   -------------
Supplemental disclosures:
    Interest paid                                                         $     --        $     --       $     145
                                                                       ------------   -------------   -------------
                                                                       ------------   -------------   -------------
    Income taxes paid                                                     $     --        $    368       $     468
                                                                       ------------   -------------   -------------
                                                                       ------------   -------------   -------------
    Conversion of debt to Common Stock                                    $     --        $     --       $    1,032
                                                                       ------------   -------------   -------------
                                                                       ------------   -------------   -------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                             ZORAN CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

     Zoran Corporation ("Zoran" or the "Company") was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. On December 27, 1996, the Company completed its merger with CompCore Multimedia, Inc. ("CompCore"), a developer of decompression technology for digital video and audio applications (see Note 3). Zoran develops and markets integrated circuits and software products for digital video and audio applications enabled by compression. The Company's integrated circuits and software products are used in a variety of video and audio products addressing PC and consumer multimedia markets. Current applications incorporating Zoran's products and IP include professional and consumer video editing systems, filmless digital cameras, standalone and PC-based DVD players, Super VCD players, digital speakers and audio systems. The Company operates predominantly in one industry segment.

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

     The consolidated financial statements include the accounts of Zoran and all its subsidiaries, Intercompany transactions and balances have been eliminated in consolidation.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

     Zoran has adopted accounting policies which are generally accepted in the industry in which it operates. The following is a summary of the Company's significant accounting policies.

Use of estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, although such differences are not expected to be material to the consolidated financial statements.

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

Revenue recognition

     Revenue from product sales is generally recognized upon shipment. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Development revenue under development contracts is recognized on the percentage-of-completion method. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company's technology is recognized when significant contractual obligations have been fulfilled. The Company does not provide customers with product return or exchange rights in connection with the sale of software licenses. Periodic service and maintenance fees provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company.

Research and development costs

     Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company's policy that certain internal software development costs incurred after technological feasibility has been demonstrated and which meet recoverability tests are capitalized and amortized over the estimated economic life of the product. To date, the Company has incurred no significant internal software development costs which meet the criteria for capitalization.

Fair value of financial instruments

     For certain of Zoran's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying value amounts approximate their fair value due to the relatively short maturity of these items.

Cash equivalents and short-term investments

     All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash and cash equivalents.

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     All of Zoran's investment portfolio is classified as available-for-sale and, therefore, is reported at fair value with unrealized gains and losses, net of related tax, if any, included as a separate component of stockholders' equity. At December 31, 1998, the fair value of the Company's marketable securities approximates cost.

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

     The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years in the period ended December 31, 1998. As of December 31, 1998, five customers accounted for approximately 20%, 14%, 7%, 7%, and 5% of the accounts receivable balance. As of December 31, 1997, three customers accounted for approximately 29%, 17% and 11% of the accounts receivable balance.

Inventory

     Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value.

Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

Income taxes

     The Company follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assts for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Earnings per share

     In accordance with Statement of Financial Accounting Standards no. 128 ("SFAS 128") Zoran reports Earnings per Share ("EPS"), both basic and diluted, on the statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potentially dilutive securities, except when their effect is anti-dilutive. Dilutive securities include stock options and warrants. See Note 9.

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Stock compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 3 and 8.

Segment reporting

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise," replacing the "Industry Segment" approach with the "Management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the development and marketing of integrated circuits and software products for use in a variety of video and audio products addressing PC and consumer multimedia markets.

Comprehensive income

In 1998, the Company adopted Statement of Financial Accounting
Standards No. 130 ("SFAS 130") reporting comprehensive income. The adoption of SFAS 130 did not affect the results of the Company's operations.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133, which will be effective for the Company's fiscal year 2000, are not expected to have a material effect on the Company's consolidated financial statements.




NOTE 3 - ACQUISITION OF COMPCORE:

     On December 27, 1996, the Company completed its merger with CompCore. The Company issued 1,957,308 shares of Common Stock in connection with the merger. This transaction was accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect this merger.

     Net income for 1996 includes $2,153,000 of merger costs and expenses which were incurred and have been charged to merger and related expenses in 1996. The charge includes professional fees, costs associated with merging the companies and other direct transaction costs associated with the merger.

     CompCore granted 1,244,434 shares of Common Stock and stock options for 735,157 shares which were considered to have been issued below fair market value during the years ended December 31, 1995 and 1996, respectively. The Company is amortizing approximately $201,000 of compensation expense over their vesting periods of two and four years, respectively.

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         NOTE 4 - BALANCE SHEET COMPONENTS:

                                                          DECEMBER 31,
                                                ---------------------------------
                                                     1998              1997
                                                ----------------  ---------------
                                                          (in thousands)
Accounts receivable, net:
    Trade                                             $  14,486        $  17,253
    Unbilled                                              1,871              245
                                                ----------------  ---------------
                                                         16,357           17,498
    Less:  allowance                                       (799)            (989)
                                                ----------------  ---------------

                                                      $  15,558        $  16,509
                                                ----------------  ---------------
                                                ----------------  ---------------


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

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                               DECEMBER 31,
                                                                     ---------------------------------
                                                                          1998              1997
                                                                     ----------------  ---------------
                                                                                (in thousands)
Inventory:
    Work-in-process                                                        $   1,781        $   1,860
    Finished goods                                                             5,282            2,263
                                                                     ----------------  ---------------
                                                                           $   7,063        $   4,123
                                                                     ----------------  ---------------
                                                                     ----------------  ---------------

Property and equipment:                                                         (in thousands)
    Computer equipment                                                     $   9,573        $   9,100
    Office equipment and furniture                                               706              702
    Machinery and equipment                                                      860              824
    Leasehold improvements                                                       544              493
                                                                     ----------------  ---------------
                                                                              11,683           11,119
    Less:  accumulated depreciation and amortization                          (6,327)          (5,415)
                                                                     ----------------  ---------------
                                                                           $   5,356        $   5,704
                                                                     ----------------  ---------------
                                                                     ----------------  ---------------

Accrued expenses and other liabilities:                                        (in thousands)
    Accrued payroll and related expenses                                   $   1,910        $   2,765
    Accrued royalties                                                            808            1,187
    Taxes payable                                                              1,592            1,266
    Deferred revenue                                                             352              464
    Other accrued liabilities                                                  1,792            1,404
                                                                     ----------------  ---------------
                                                                           $   6,454        $   7,086
                                                                     ----------------  ---------------
                                                                     ----------------  ---------------



NOTE 5 - RESEARCH AND DEVELOPMENT ARRANGEMENTS:

     The Company is a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade Department (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF"), which fund up to 50% of incurred project costs for approved products up to specified contract maximums. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 3% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Gross research and development expenses and the related grants are as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                          1998              1997             1996
                                                                     ---------------   ---------------   --------------
                                                                                        (in thousands)
Research and development expenses:
    Gross research and development expenses                               $  14,399         $  13,787        $   9,136
    Less: grants earned                                                        (851)               --             (182)
                                                                     ---------------   ---------------   --------------
                                                                          $  13,548         $  13,787        $   8,954
                                                                     ---------------   ---------------   --------------
                                                                     ---------------   ---------------   --------------


     Royalty expenses related to these grants were $196,000, $301,000, and $1,248,000 in 1998, 1997 and 1996, respectively.


NOTE 6 - DEVELOPMENT CONTRACTS:

     The Company has generated a portion of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $2,960,000, $1,752,000 and $3,698,000 in 1998, 1997 and 1996, respectively.


NOTE 7 - COMMITMENTS:

     The Company rents facilities and equipment under various lease agreements expiring through 2000. Rent expense for 1998, 1997 and 1996 totaled approximately $887,000, $748,000 and $405,000 respectively. Future minimum lease payments required under noncancelable leases at December 31, 1998 are as follows:

                              YEAR ENDING
                              DECEMBER 31,
                              1999                                              $  882,000
                              2000                                                 482,000
                              2001                                                 289,000
                              2002                                                 289,000
                              2003                                                 108,000
                                                                           ----------------
                              Total minimum lease payments                     $ 2,050,000
                                                                           ----------------
                                                                           ----------------

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCKHOLDERS' EQUITY:

Common Stock

     In December 1995, the Company issued shares of Common Stock in conjunction with the Company's initial public offering ("IPO"). In January 1996, the underwriters exercised their over-allotment option to purchase additional shares of Common Stock. In December 1996, the Company acquired CompCore through a merger which was accounted for as a pooling of interest (see Note 3).

Warrants

     In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 75,000 shares of its Common Stock at an exercise price of $24.31 per share. The warrant is exercisable for a period of four years from a date beginning one year after the issuance date of the warrant. The $717,000 estimated value of the warrant, is being amortized over the four-year period of the license agreement. The unamortized balance at December 31, 1998 of $477,000 is included in prepaid expenses and other current assets.

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Stock option plans

1993 Stock option plan

     The Company's 1993 Stock Option Plan (the "1993 Option Plan") was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993. A total of 2,140,000 shares of Common Stock have been reserved for issuance under the 1993 Option Plan. The 1993 Option Plan provides for grants of options to employees, non-employee directors and consultants. The 1993 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The option price for shares granted under the 1993 Option Plan is typically equal to the fair market value of the common stock at the date of grant. The 1993 Option Plan will terminate in July 2003, unless sooner terminated by the Board of Directors.

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

     In August 1998, substantially all options with an exercise price in excess of $5.94 were cancelled and replaced with new options having an exercise price of $5.94, the market price on the date that the employees accepted the repricing. A total of 924,164 shares were repriced.

     At December 31, 1998, shares available for grant under this plan were 142,000.

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

     At December 31, 1998 shares available for future issuance under this plan was 64,000.

     The following table summarizes the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996. The weighted average exercise price for each category presented is also shown in the table below:

                                                           YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                           1998                       1997                     1996
                                 --------------------------  -----------------------  -----------------------
                                                 WEIGHTED                 WEIGHTED                  WEIGHTED
                                                 AVERAGE                  AVERAGE                   AVERAGE
                                                 EXERCISE                 EXERCISE                  EXERCISE
                                    SHARES        PRICE       SHARES       PRICE        SHARES       PRICE
                                 -------------  -----------  ----------  -----------  ------------  ---------
Outstanding at beginning of
  period                            2,053,171     $8.62      2,164,208     $ 2.30       1,328,084    $2.09
Granted                             1,665,491      7.23        771,890      18.86         980,546     2.24
Exercised                            (329,963)     0.56       (727,882)      0.39        (140,253)    0.17
Canceled                           (1,162,434)    15.64       (155,045)     10.01          (4,169)    0.29
                                 -------------               ----------               ------------

Options outstanding at period
  end                               2,226,265      5.11      2,053,171       8.62        2,164,208    2.30
                                 -------------               ----------               ------------
                                 -------------               ----------               ------------

Options exercisable at period
  end                               2,132,151
                                 -------------
                                 -------------

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Significant option groups outstanding as of December 31, 1998 and the related weighted average exercise price and contractual life information, are as follows:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       ------------------------------------  ----------------------------------
                                              WEIGHTED                            WEIGHTED
                                              AVERAGE                             AVERAGE
                                              EXERCISE                            EXERCISE         CONTRACTUAL
EXERCISE PRICE             NUMBER               PRICE            NUMBER             PRICE         LIFE (YEARS)
                       ----------------  ------------------  ----------------  ---------------- ----------------
   $0.13 - $0.60               585,803           $    0.15           561,055         $    0.15        5.8
   $1.57 - $4.69                92,019                2.66            41,156              2.94        7.5
   $5.94 - $5.94             1,292,997                5.94         1,292,997              5.94        9.6
   $8.50 - $13.50              200,396               10.97           181,893             11.13        8.2
  $14.00 - $24.13               55,050               21.12            55,050             21.12        8.3
                       ----------------                      ----------------
                             2,226,265           $    5.11         2,132,151         $    5.19        8.4
                       ----------------                      ----------------
                       ----------------                      ----------------

     The weighted average grant date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 as defined by SFAS 123, were $7.23, $9.19 and $7.05 per share, respectively. Included in the grants in 1996 were options issued by CompCore and assumed by Zoran at exercise prices below market prices of the Company's Common Stock at the date of grant, of which their weighted average fair value was $6.41 per share (see Note 3).

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1995 Employee stock purchase plan

     The Company's 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company's Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 1998 and 1997, 84,354 and 42,669 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $9.57 and $13.33 per share, respectively. At December 31, 1998, 148,780 shares were reserved and available for issuance under this plan.

     The weighted average grant date fair value of rights granted during the year ended December 31, 1998, 1997 and 1996 as defined by SFAS 123, was $3.55, $3.64 and $5.46 per share, respectively.

Fair value disclosures

     Had compensation cost for the Company's option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income (loss) and net income (loss) per share for each of the three years ended December 31, 1998 would have been as follows (in thousands, except per share data):

                                                                      YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------
                                                              1998              1997              1996
                                                         ---------------   ---------------   ---------------
Net income (loss):
  As reported                                                $   929          $  4,229            $2,363
  Pro forma                                                  $(4,144)         $    547            $1,749

Net income (loss) per share:
  As reported
    Basic                                                    $  0.09          $   0.45            $ 0.27
    Diluted                                                  $  0.08          $   0.38            $ 0.22
  Pro forma
    Basic                                                    $ (0.41)         $   0.06            $ 0.20
    Diluted                                                  $ (0.41)         $   0.05            $ 0.17

     The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                       YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                               1998             1997              1996
                                                          ---------------  ----------------  ---------------
Dividend rate                                                       0.0%              0.0%             0.0%
Risk-free interest rates                                    4.2% to 5.6%      5.1% to 6.3%     5.3% to 6.6%
Volatility                                                         61.0%             67.0%            67.0%
Expected life
    Option plans                                                 5 years           5 years          5 years
    Purchase plan                                              0.5 years         0.5 years        0.5 years

     The pro forma amounts reflect compensation expense related to stock options and purchase rights granted during the years ended December 31, 1998, 1997 and 1996. In future years, the annual compensation expense will increase relative to the fair values of stock options granted in those years.

NOTE 9 - EARNINGS PER SHARE:

     A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows: (in thousands)

                                       1998                                1997                                 1996
                          ----------------------------------  ----------------------------------  ----------------------------------
                            INCOME       SHARES       PER       INCOME       SHARES       PER       INCOME       SHARES       PER
                                                     SHARE                               SHARE                               SHARE
                         (NUMERATOR) (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR)   AMOUNT
                          ---------   -----------  ---------  ---------   -----------  ---------  ---------   -----------  ---------
Basic EPS:
    Net income              $  929       10,042      $0.09     $ 4,229        9,412      $0.45      $ 2,363       8,802       $0.27
                                                     -----                               -----                                -----
                                                     -----                               -----                                -----
Effects of Dilutive
  Securities:
   Stock Options                 -        1,064                      -        1,539                       -       1,706
   Warrants                      -           13                      -          121                       -         153

Diluted EPS:
                            ------       ------                -------       ------                 -------      ------
    Net income              $  929       11,119      $0.08     $ 4,229       11,072      $0.38      $ 2,363      10,661       $0.22
                            ------       ------      -----     -------       ------      -----      -------      ------       -----
                            ------       ------      -----     -------       ------      -----      -------      ------       -----

NOTE 10 - INCOME TAXES:

     The components of income before income taxes are as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                                1998                1997              1996
                                                          -----------------   -----------------  ---------------
                                                                             (in thousands)
      U.S.                                                        $    475           $   1,925        $    (783)
      Foreign                                                          686               3,232            3,811
                                                          -----------------   -----------------  ---------------
                                                                 $   1,161           $   5,157        $   3,028
                                                          -----------------   -----------------  ---------------
                                                          -----------------   -----------------  ---------------

                             ZORAN CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The components of the provision for income taxes are as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                                1998               1997               1996
                                                           ----------------  -----------------   ---------------
                                                                               (in thousands)
      Current:
         U.S.                                                     $    106           $    360          $    103
         State                                                          26                 98                66
         Foreign                                                       100                470               496
                                                           ----------------  -----------------   ---------------
           Total current                                               232                928               665
         Deferred                                                       --                 --                --
                                                           ----------------  -----------------   ---------------
              Total                                               $    232           $    928          $    665
                                                           ----------------  -----------------   ---------------
                                                           ----------------  -----------------   ---------------

     The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

Tax provision difference

                                                                            YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                      1998             1997            1996
                                                                 ---------------  ---------------  --------------
                                                                                 (in thousands)
      Tax at U.S. statutory rate                                        $   395         $  1,753       $   1,030
      Utilization of net operating loss carryovers                          (35)            (856)           (575)
      Foreign Earnings                                                     (156)            (213)           (309)
      State taxes net of federal benefit                                      -               65              13
      Merger expenses                                                         -                -             455
      Gain on transfer of holding in LLC                                      -                -              29
      Alternative minimum tax                                                 -               50               -
      Other                                                                  28              129              22
                                                                 ---------------  ---------------  --------------
                                                                        $   232         $    928       $     665
                                                                 ---------------  ---------------  --------------
                                                                 ---------------  ---------------  --------------

     Deferred income tax assets comprise the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      1998             1997             1996
                                                                 ---------------  ---------------  ---------------
                                                                                  (in thousands)
      Federal and state net operating loss carryforwards              $  12,279        $  12,286        $  13,176
      Capitalized research and development expenses                         372              216              392
      Nondeductible reserves and accruals                                   951              886            1,051
                                                                 ---------------  ---------------  ---------------
      Total deferred tax assets                                          13,602           13,388           14,619
      Deferred tax liabilities                                               --               --               --
                                                                 ---------------  ---------------  ---------------
      Net deferred tax assets                                            13,602           13,388           14,619
      Valuation allowance                                               (13,602)         (13,388)         (14,619)
                                                                 ---------------  ---------------  ---------------
                                                                      $      --        $      --        $      --
                                                                 ---------------  ---------------  ---------------
                                                                 ---------------  ---------------  ---------------

                             ZORAN CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As of December 31, 1998, the Company has NOLs of approximately $36 million for federal tax reporting purposes. The federal NOLs expire on various dates between 2000 and 2009. Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets.

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

     The Company's Israeli subsidiary has been granted the status of an "Approved Enterprise" pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended. The Company has four approved programs pursuant to this law. The first program was approved in 1984. Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs). Benefits under the first program expired in 1997. The second program was approved in 1991. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter. Benefits under the second program expire in 2003. The third program was approved in 1995. Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years. The fourth program was approved in 1997. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. Benefits under the third and the fourth program are limited to fourteen years from approval or twelve years from commencement of production. The net impact of the tax holidays was an increase in net income of $170,000 in fiscal 1998 and to increase net income per share by $0.01.

     Note 11 - SEGMENT REPORTING:

     The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits. The following is a summary of the Company's operations:

     Sales to customers located in:


                                                      1998            1997             1996
                                                 ---------------  --------------  ---------------
                                                                  (in thousands)
      United States                                 $17,935          $25,480         $11,617
      Pacific Rim                                    15,850            9,825          21,374
      Europe                                         10,440            9,622          11,118
                                                 ---------------  --------------  ---------------
                                                    $44,225          $44,927         $44,109
                                                 ---------------  --------------  ---------------
                                                 ---------------  --------------  ---------------

                             ZORAN CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                           DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998             1997
                                                                                  ---------------  ---------------
                                                                                          (IN THOUSANDS)
     Identifiable assets:
        U.S.                                                                           $  38,509        $  37,774
        Israel                                                                            10,661           13,170
                                                                                  ---------------  ---------------
          Total                                                                        $  49,170        $  50,944
                                                                                  ---------------  ---------------
                                                                                  ---------------  ---------------

     Significant customers are as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                      1998             1997             1996
                                                                  --------------  ---------------  ---------------
     Customers comprising 10% or more of the
        Company's total revenues for the period indicated:
          A                                                            23%              --                38%
          B                                                            --               15%               16%
          C                                                            14%              15%               --
          D                                                            --               15%               --

                             ZORAN CORPORATION
                 SELECTED QUARTERLY FINANCIAL INFORMATION
                               (UNAUDITED)

                                                                        QUARTERS ENDED
                                    ---------------------------------------------------------------------------------------
                                     DEC 31,   SEPT 30,   JUNE 30,   MARCH 31,   DEC 31,   SEPT 30,   JUNE 30,   MARCH 31,
                                      1998       1998       1998       1998       1997       1997       1997       1997
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    Product sales                    $ 11,235   $  8,986   $  4,610   $  8,634   $ 11,699   $  8,486   $  6,216   $  6,316
    Software, licensing and
      development                       2,901      2,860      2,465      2,534      2,322      3,101      3,036      3,751
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
        Total revenues                 14,136     11,846      7,075     11,168     14,021     11,587      9,252     10,067
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Cost and expenses:
    Cost of product sales               6,286      5,153      2,940      4,657      5,984      4,044      2,478      3,526
    Research and development            3,894      3,476      2,944      3,234      3,550      3,722      3,203      3,312
    Selling, general and
      administrative                    3,240      2,877      2,686      2,748      3,052      2,986      2,567      2,604
    Merger and related                     --         --         --         --         --         --         --         --
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
        Total costs and expenses       13,420     11,506      8,570     10,639     12,586     10,752      8,248      9,442
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Operating income (loss)                   716        340     (1,495)       529      1,435        835      1,004        625
Interest and other income
    (expense), net                        375        176        275        245        314        316        350        278
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income (loss) before taxes              1,091        516     (1,220)       774      1,749      1,151      1,354        903
Provision (benefit) for income
  taxes                                   218        103       (244)       155         76        288        338        226
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net income (loss)                     $   873    $   413   $   (976)   $   619   $  1,673    $   863   $  1,016    $   677
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net income (loss) per share:
    Basic                             $  0.09    $  0.04   $  (0.10)   $  0.06    $  0.17    $  0.09    $  0.11    $  0.07
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
    Diluted                           $  0.08    $  0.04   $  (0.10)   $  0.06    $  0.15    $  0.08    $  0.09    $  0.06
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Shares used to compute basic net
    income (loss) per share            10,154     10,064      9,975      9,856      9,741      9,504      9,301      9,103
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                    ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Shares used to compute diluted net
    income (loss) per share            11,469     10,941      9,975     10,952     11,052     11,131     11,036     11,070
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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal No. 1 -- Election of Directors" and in Part I of this Report under the heading "Executive Officers of the Registrant."

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

(b)               Reports on Form 8-K during the quarter ended December 31,
                  1998:

                  None

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999                 ZORAN CORPORATION


                                       By:   /s/ Levy Gerzberg
                                             ------------------------------
                                             Levy Gerzberg, President and
                                             Chief Executive Officer


         Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                       Title                                  Date
         ---------                                       -----                                  ----
/s/ Levy Gerzberg                  President, Chief Executive Officer and Director         March 31, 1999
---------------------------        (Principal Executive Officer)
Levy Gerzberg

/s/ Karl Schneider                 Vice President, Finance and Chief Financial Officer     March 31, 1999
---------------------------        (Principal Financial and Accounting Officer)
Karl Schneider

/s/ Uzia Galil                     Chairman of the Board of Directors                      March 31, 1999
---------------------------
Uzia Galil

/s/ George T. Haber                Director                                                March 31, 1999
---------------------------
George T. Haber

/s/ James D. Meindl                Director                                                March 31, 1999
---------------------------
James D. Meindl

/s/ Arthur B. Stabenow             Director                                                March 31, 1999
---------------------------
Arthur B. Stabenow

/s/ Philip M. Young                Director                                                March 31, 1999
---------------------------
Philip M. Young

                                EXHIBIT INDEX

    Exhibit
    Number                      Exhibit Title
    -------                     -------------
    3.1(1)      Form of Restated Certificate of Incorporation of the Registrant.

    3.2(2)      Amended and Bylaws of the Registrant.

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

                                      61

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

   10.33(7)     Sub-Sublease dated April 1, 1997 between the Registrant and
                Integrated Silicon Solutions, Inc.

  *10.34(8)     Confidential Separation Agreement dated August 4, 1997
                between the Registrant and George T. Haber.

   21.1         List of subsidiaries of the Registrant.

   23.1         Consent of PricewaterhouseCoopers LLP.

   27           Financial Data Schedule.

         ------------------------------

         * Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

         + Confidential treatment has been granted as to a portion of this Exhibit.

         (1) Incorporated by reference to Exhibit 3.2 to Registrant's Form SB-2 Registration Statement (No. 33-98630-LA), which became effective on December 14, 1995 (the "1995 Registration Statement").

         (2) Incorporated by reference to Exhibit 3.3 to Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

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

         (6) Incorporated by reference to Exhibit 10.2 to the June 1996
             Form 10-Q.

         (7) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1997.

         (8) Incorporated by reference to Exhibit 10.34 to Registrant's Form 10-K Annual Report for the year ended December 31, 1997.