Form 10-Q
period 1999-03-31
ZORAN CORP \DE\
filed 1999-05-17
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 29, 1999 was 10,380,053.

                                ZORAN CORPORATION

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998                     3

              Condensed Consolidated Income Statements
                  Three Months Ended March 31, 1999 and 1998               4

              Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998               5

              Notes to Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                7

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                           13

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                15

                                ZORAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             March 31,  December 31,
                                                               1999        1998
                                                               ----        ----
ASSETS
      Current assets:
           Cash and cash equivalents                         $  6,671    $  8,221
           Short-term investments                              11,431      10,954
           Accounts receivable                                 16,756      15,558
           Inventory                                            7,587       7,063
           Prepaid expenses and other current assets            2,258       2,018
                                                             --------    --------
              Total current assets                             44,703      43,814

      Property & equipment, net                                 5,097       5,356
                                                             --------    --------
                                                             $ 49,800    $ 49,170
                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                  $  7,231    $  6,530
           Accrued expenses and other liabilities               6,033       6,454
                                                             --------    --------
              Total current liabilities                        13,264      12,984

      Stockholders' equity:
           Common Stock, $0.001 par value;
              20,000,000 shares authorized; 10,330,438
              and 10,213,394 shares issued and outstanding         10          10
           Additional paid-in capital                          79,883      79,635
           Warrants                                               717         717
           Accumulated deficit                                (44,074)    (44,176)
                                                             --------    --------
              Total stockholders' equity                       36,536      36,186
                                                             --------    --------

                                                             $ 49,800    $ 49,170
                                                             ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                      -----------------
                                                       1999      1998
                                                      -------   -------
Revenues:
       Product sales                                  $ 9,282   $ 8,634
       Software, licensing and development              2,610     2,534
                                                      -------   -------
          Total revenues                               11,892    11,168

Costs and expenses:
       Cost of product sales                            5,093     4,657
       Research and development                         3,524     3,234
       Selling, general and administrative              3,247     2,748
                                                      -------   -------
          Total costs and expenses                     11,864    10,639

Operating income                                           28       529

Interest and other income (expense), net                   99       245
                                                      -------   -------

Income before income taxes                                127       774

Provision for income taxes                                 25       155
                                                      -------   -------

Net income                                            $   102   $   619
                                                      =======   =======
Basic net income per share                            $  0.01   $  0.06
                                                      =======   =======
Diluted net income per share                          $  0.01   $  0.06
                                                      =======   =======
Shares used to compute basic net income per share      10,278     9,856
                                                      =======   =======

Shares used to compute diluted net income per share    11,776    10,952
                                                      =======   =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                        1999       1998
                                                                       -------    -------
Cash flows from operating activities:
      Net income                                                       $   102    $   619
      Adjustments to reconcile net income to net cash used by
      operations:
         Depreciation, amortization and other                              564        537
         Changes in current assets and liabilities:
            Accounts receivable                                         (1,022)     4,668
            Inventory                                                     (524)    (3,477)
            Prepaid expenses and other current assets                     (240)       171
            Accounts payable                                               701       (701)
            Accrued expenses and other liabilities                        (642)    (4,394)
                                                                       -------    -------
                 Net cash used in operating activities                  (1,061)    (2,577)
                                                                       -------    -------

Cash flows from investing activities:
      Capital expenditures for property and equipment                     (260)      (553)
      Sale (purchase) of short-term investments, net                      (477)     1,634
                                                                       -------    -------
                 Net cash provided by (used in) investing activities      (737)     1,081

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                          248         35
                                                                       -------    -------
                 Net cash provided by financing activities                 248         35

Net decrease in cash and cash equivalents                               (1,550)    (1,461)

Cash and cash equivalents at beginning of period                         8,221      9,903
                                                                       -------    -------

Cash and cash equivalents at end of period                             $ 6,671    $ 8,442
                                                                       =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   BALANCE SHEET COMPONENTS

                        March 31,    December 31,
                          1999           1998
                       -----------   -----------
Inventory:
     Work-in-process   $     1,640   $     1,781
     Finished goods          5,947         5,282
                       -----------   -----------

                       $     7,587   $     7,063
                       ===========   ===========

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

4.   EARNINGS PER SHARE

     A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows: (in thousands except per share amounts)

                                                                         MARCH 31,
                                  ----------------------------------------------------------------------------------------
                                                     1999                                        1998
                                  -------------------------------------------  -------------------------------------------
                                     Income         Shares        Per Share       INCOME         SHARES       PER SHARE
                                   (Numerator)   (Denominator)      Amount      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                  -------------  -------------  -------------  -------------  -------------  -------------
Basic EPS:
   Net income available
      to common stockholders        $     102         10,278      $    0.01      $     619          9,856      $    0.06
                                                                  =========                                    =========
Effects of dilutive securities:
   Stock options                           --          1,498                            --          1,038
   Warrants                                --             --                            --             58
Diluted EPS:
   Income available to            -------------  -------------                 -------------  -------------
      common stockholders           $     102         11,776      $    0.01      $     619         10,952      $    0.06
                                  =============  =============  =============  =============  =============  =============

5.   RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized on the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported on the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133, which will be effective for the Company's year ending December 31, 2000, is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS" AND DISCUSSED MORE FULLY IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

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

     Historically, average selling prices ("ASPs") in the semiconductor industry in general, and for the Company's products in particular, have decreased over the life of a particular product. Although ASPs for the Company's hardware products have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in customer mix (original equipment manufacturer ("OEM") sales versus sales to distributors) and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. Since 1996, the Company has peridically reduced its ASPs on certain products to better penetrate its target markets and remain competitive. The Company believes that, as its product lines continue to mature and competitive markets evolve, it is likely to experience further declines in the ASPs of its products, although the timing and amount of such future changes cannot be predicted with any certainty. There can be no assurance that costs will decrease at the same rate as such declines in ASPs, or at all.

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

     The Company conducts a substantial portion of its research and development and certain sales and marketing and administrative operations in Israel through its wholly-owned Israeli subsidiary. As a result, certain expenses are incurred in Israeli shekels, and a portion of its products are sold directly from its facility in Israel. To date, substantially all of the Company's revenues have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company expects that most of its revenues and costs of product sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company intends to actively monitor its foreign exchange exposure and to take appropriate action to reduce its foreign exchange risk, if such risk becomes material.

RESULTS OF OPERATIONS

REVENUES

     Total revenues for the quarter ended March 31, 1999 increased by 6.5% to $11.9 million from $11.2 million for the same period in 1998. Product sales for the quarter increased by 7.5% to $9.3 million from $8.6 million for first quarter of 1998. The increase in product sales was driven by the Company's DVD and Super VCD product line where unit sales increased by approximately 400% compared to the same period in 1998. Software, licensing and development revenues increased by 3% to $2.6 million compared to $2.5 million for the first quarter of 1998. This increase was primarily due to the timing of significant new licensing contracts for software and hardware design and as well as the timing of revenue recognition on long-term development contracts

     Product sales consist of revenues from sales of the Company's integrated circuits. Software, licensing and development revenue consists of revenue from license and royalty agreements, primarily for audio and video decoder software, that generally provide for the license of software for a specified period of time for either a single fee or a fee based on the number of units distributed by the licensee. Development revenue is derived from hardware design contracts that provide for license and milestone payments to be made at specified times.

PRODUCT GROSS MARGIN

     Product gross margin for the quarter ended March 31, 1999 decreased by 1% to 45.1% from 46.1% for the same period in 1998. The decrease was due to a product sales mix that included an increased percentage of lower-margin products compared to the same quarter in 1998.

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

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses for the quarter ended March 31, 1999 increased by 9.0% to $3.5 million from $3.2 million for the same period in 1998. R&D expenses increased as a result of the Company's planned enhancement to its technology and development capabilities. R&D expenses increased as a percentage of total revenues for the quarter from 29.0% for the first quarter of 1998 to 29.6% for the first quarter of 1999.

     The Company continues to believe that significant investments in R&D are required for it to remain competitive and expects to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate from period to period.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 1999 increased by 18.2% to $3.2 million from $2.7 million for the same period in 1998. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth particularly in the China market.

     The Company expects that SG&A expenses will continue to increase to support the anticipated growth of the Company.

INTEREST AND OTHER INCOME, NET

     Net interest and other income for the quarter ended March 31, 1999 decreased by 59.6% to $99,000 from $245,000 for the same period in 1998. The decrease resulted primarily from decreased interest income due to lower cash balances during the quarter, compared to the same quarter in 1998.

PROVISION FOR INCOME TAXES

     The Company's estimated effective tax rate remained at 20% for the current quarter, the same as last year's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $6.7 million of cash and cash equivalents, $11.4 million of short-term investments and $31.4 million of working capital. Cash used in operations for the three month period was $1.1 million, primarily reflecting changes in inventory, accounts receivable and accrued liabilities and offset in part by net income, which includes non-cash charges for depreciation and amortization. The Company's capital expenditures for the quarter ended March 31, 1999 totaled $260,000. The Company had no bank debt at March 31, 1999 or at December 31, 1998.

     The Company believes that its current balances of cash, cash equivalents and short-term investments, together with anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital equipment requirements through at least the next 12 months.

YEAR 2000 READINESS

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

     The Company is conducting a comprehensive inventory and evaluation of the systems used in running its business. These systems include the Company's information technology, or IT systems, as well as equipment and facilities. To date, the Company has not found any potential Year 2000 issues that would have a material impact on its operations. The Company believes that this portion of the investigation is approximately 90% complete and expects to complete the remainder in the second quarter of 1999. Since the Company has not yet identified any significant non-compliance problems there are currently no contingency plans in place for Year 2000 issues. As the Company continues through its investigation, however, it may find it necessary to create contingency plans in order to address Year 2000 compliance problems. The Company expects to complete any necessary contingency planning by the second quarter of 1999.

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

     Zoran is in the process of contacting each of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Zoran will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. For instance, the Company may seek alternative suppliers who are found to be in Year 2000 conformance. To date, no supplier has been identified that will not be Year 2000 ready by the appropriate timeframe. However, the Company has not yet completed contacting all of its key suppliers and does not anticipate completing this portion of the investigation until the second quarter of 1999. The Company has begun to contact its key customers in order to ascertain their Year 2000 compliance status. Failure of the Company's customers to be Year 2000 ready may result in lost sales and reduced revenue or diminish the ability of customers to pay on a timely basis. The Company expects to complete contacting all of its key customers by the second quarter of 1999.

     The Company has not incurred material costs in connection with its investigation to date. Based on its investigation to date, the Company does not anticipate incurring costs that would materially impact the Company's operating results or financial condition. However, the investigation is ongoing and no assurances can be given that unidentified non-compliance issues will not be discovered or that their remediation will not have a material impact on the Company's operations or financial condition. Failure to ensure that the Company has fully identified and addressed the Year 2000 problem could result in the Company or any of its key vendors being unable for a period of time to conduct critical business activities, which include but are not restricted to, shipping product to customers, invoicing customers and paying vendors.

FUTURE PERFORMANCE AND RISK FACTORS

     THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

     PRODUCT CONCENTRATION; EVOLVING MARKETS. Current applications for the Company's products and intellectual property include professional and consumer video editing systems, filmless digital cameras, standalone and PC-based DVD players, Super VCD players, digital speakers and audio systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications, and video editing applications continued to account for the largest percentage of the Company's product sales from 1996 through 1998. However, in the first quarter of 1999 the Company derived a majority of its product revenues from the sale of integrated circuits for DVD and Super VCD applications. The Company expects that sales of its devices for DVD and Super VCD applications, video capture and editing applications, and digital audio applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

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

     COMPETITION; PRICING PRESSURES. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining ASPs and rapid product obsolescence. There can be no assurance that the Company's products will continue to compete favorable or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing or new competitors. In addition, increased competition may result in price reductions, reduced margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     FLUCTUATIONS IN OPERATING RESULTS; NET OPERATING LOSS CARRYFORWARDS. The Company's quarterly operating results have varied significantly due to a number of factors, including the timing of new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and products of its customers, the timing of large customer orders, the availability of development funding and the timing of development revenue, changes in the mix of products sold, and competitive pricing pressures. The Company expects that its operating results will fluctuate in the future as a result of these factors and a variety of other factors, including the availability of adequate foundry capacity, fluctuations in manufacturing yields, the emergence of new industry standards, product obsolescence, changes in pricing policies by the Company, its competitors or its suppliers, the cyclical nature of the semiconductor industry, the evolving and unpredictable nature of the markets for products incorporating the Company's integrated circuits and software and the amount of research and development expenses associated with new product introductions. The Company's operating results could also be adversely affected by economic conditions generally or in various geographic areas where the Company or its customers do business, other conditions affecting the timing of customer orders, a downturn in the markets for its customer's products, particularly the consumer electronics market, or order cancellations or reschedulings. These factors are difficult or impossible to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company places orders to purchase its products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from its customers. If anticipated shipments or development revenue in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business, operating results or financial condition. Increasingly, the Company's operating results have been affected by seasonal factors. As markets for consumer products incorporating the Company's products have matured, the Company's sales have been stronger during the last several months of the calendar year than at other times due to increased demand for consumer products during the holiday season. As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

     MANAGEMENT OF GROWTH. The Company anticipates that future growth, if any, will require it to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to expand and improve its administrative, operational, management and financial systems and controls. Many of the Company's key operations, including the major portion of its research and development operations and a significant portion of its sales and administrative operations, are located in Israel, while a majority of its sales and marketing and certain of its research and development and administrative personnel, including its President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations places additional strain on the Company's resources and its ability to effectively manage its growth. If the Company's management is unable to manage growth effectively, the Company's business, operating results or financial condition could be materially and adversely affected.

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

     VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has fluctuated significantly since the Common Stock began to trade publicly and is subject to material fluctuations in the future in response to announcements concerning the Company or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in analysts' earnings estimates, general conditions in the semiconductor industry, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27   Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZORAN CORPORATION

Date:  May 17, 1999                     /s/  Levy Gerzberg
                                        -----------------------------------
                                        Levy Gerzberg
                                        President
                                        Chief Executive Officer