Form 10-Q
period 1999-06-30
ZORAN CORP \DE\
filed 1999-08-16
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 30, 1999 was 10,557,417.

                                ZORAN CORPORATION

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998                      3

              Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 1999 and 1998        4

              Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998                  5

              Notes to Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                           14

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                16

                                ZORAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                     June 30,           December 31,
                                                                       1999                 1998
                                                           ---------------------   ---------------------

ASSETS
      Current assets:
           Cash & cash equivalents                                   $     6,103            $      8,221
           Short-term investments                                         12,240                  10,954
           Accounts receivable, net                                       17,770                  15,558
           Inventory                                                      11,733                   7,063
           Prepaid expenses and other current assets                       2,566                   2,018
                                                           ---------------------   ---------------------
              Total current assets                                        50,412                  43,814

      Property and equipment, net                                          4,644                   5,356
                                                           ---------------------   ---------------------

                                                                    $     55,056            $     49,170
                                                           ---------------------   ---------------------
                                                           ---------------------   ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
           Accounts payable                                         $      9,399            $      6,530
           Accrued expenses and other liabilities                          7,262                   6,454
                                                           ---------------------   ---------------------
              Total current liabilities                                   16,661                  12,984

      Stockholders' equity:
           Common Stock, $0.001 par value;
              20,000,000 shares authorized; 10,500,354
              and 10,213,394 shares issued and outstanding                    10                      10
           Additional paid-in capital                                     80,517                  79,635
           Warrants                                                          717                     717
           Accumulated deficit                                          (42,849)                (44,176)
                                                           ---------------------   ---------------------
              Total stockholders' equity                                  38,395                  36,186
                                                           ---------------------   ---------------------

                                                                    $     55,056            $     49,170
                                                           ---------------------   ---------------------
                                                           ---------------------   ---------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                Three Months Ended             Six Months Ended
                                                                                     June 30,                      June 30,
                                                                            ---------------------------    ------------------------
                                                                                1999          1998            1999         1998
                                                                            ------------- -------------    ------------ -----------
Revenues:
      Product sales                                                            $  10,927     $   4,610        $ 20,209    $ 13,244
      Software, licensing and development                                          2,704         2,465           5,314       4,999
                                                                              -----------   -----------      ---------   ---------
         Total revenues                                                           13,631         7,075          25,523      18,243

Costs and expenses:
      Cost of product sales                                                        5,684         2,940          10,777       7,597
      Research and development                                                     3,991         2,944           7,515       6,178
      Selling, general and administrative                                          3,302         2,686           6,549       5,434
                                                                              -----------   -----------      ---------   ---------
         Total costs and expenses                                                 12,977         8,570          24,841      19,209

Operating income (loss)                                                              654       (1,495)             682        (966)

Interest and other income (expense), net                                             878          275              977         520
                                                                              -----------   -----------      ---------   ---------

Income (loss) before income taxes                                                  1,532       (1,220)           1,659        (446)

Provision for (benefit from) income taxes                                            306         (244)             332         (89)
                                                                              -----------   -----------      ---------   ---------

Net income (loss)                                                              $   1,226     $   (976)        $  1,327    $   (357)
                                                                              -----------   -----------      ---------   ---------
                                                                              -----------   -----------      ---------   ---------

Basic net income (loss) per share                                              $    0.12     $  (0.10)        $   0.13    $  (0.04)
                                                                              -----------   -----------      ---------   ---------
                                                                              -----------   -----------      ---------   ---------

Diluted net income (loss) per share                                            $    0.10     $  (0.10)        $   0.11    $  (0.04)
                                                                              -----------   -----------      ---------   ---------
                                                                              -----------   -----------      ---------   ---------

Shares used to compute basic net income (loss) per share                          10,436        9,975           10,441       9,916
                                                                              -----------   -----------      ---------   ---------
                                                                              -----------   -----------      ---------   ---------

Shares used to compute diluted net income (loss) per share                        11,673        9,975           11,735       9,916
                                                                              -----------   -----------      ---------   ---------
                                                                              -----------   -----------      ---------   ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                          -------------------------------------------
                                                                                 1999                   1998
                                                                          --------------------   --------------------
Cash flows from operating activities:
      Net income (loss)                                                           $     1,327            $      (357)
      Adjustments to reconcile net income (loss) to net cash
      used by operations:
         Depreciation, amortization and other                                           1,213                  1,046
         Changes in current assets and liabilities:
            Accounts receivable                                                        (2,173)                 5,531
            Inventory                                                                  (4,670)                (4,971)
            Prepaid expenses and other current assets                                    (548)                   278
            Accounts payable                                                            2,869                 (2,133)
            Accrued expenses and other liabilities                                       (138)                (4,965)
                                                                          --------------------   --------------------
                 Net cash used in operating activities                                 (2,120)                (5,571)
                                                                          --------------------   --------------------

Cash flows from investing activities:
      Capital expenditures for property and equipment                                    (794)                (1,091)
      Proceeds from sale of assets                                                        200                     --
      Sale (purchase) of short-term investments, net                                     (286)                 2,839
                                                                          --------------------   --------------------
                 Net cash provided by (used in) investing activities                     (880)                 1,748

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                                         882                    472
                                                                          --------------------   --------------------
                 Net cash provided by financing activities                                882                    472
                                                                          --------------------   --------------------

Net decrease in cash and cash equivalents                                              (2,118)                (3,351)

Cash and cash equivalents at beginning of period                                        8,221                  9,903
                                                                          --------------------   --------------------

Cash and cash equivalents at end of period                                        $     6,103            $     6,552
                                                                          --------------------   --------------------
                                                                          --------------------   --------------------

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

2.   BALANCE SHEET COMPONENTS


                                               JUNE 30,            DECEMBER 31,
                                                 1999                  1998
                                          --------------------  --------------------
INVENTORY:

                   Work-in-process                $     3,934           $     1,781
                   Finished goods                       7,799                 5,282
                                          --------------------  --------------------

                                                  $    11,733           $     7,063
                                          --------------------  --------------------
                                          --------------------  --------------------

3.   INCOME TAXES

         The provision for or benefit from income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

4.   EARNINGS PER SHARE

         A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:



                                                                         Three Months Ended June 30,
                                                                1999                                     1998
                                               ---------------------------------------- ----------------------------------------
                                                 Income        Shares       Per Share      Loss         Shares       Per Share
                                               (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                               ------------ -------------- ------------ ------------ -------------- ------------
Basic EPS:
    Net income (loss) available
        to common stockholders                     $ 1,226         10,436       $ 0.12       $ (976)         9,975      $ (0.10)
                                                                           ------------                             -----------
                                                                           ------------                             -----------

Effects of Dilutive Securities:
    Stock Options                                                   1,237                                        -
                                               ------------ --------------              ------------ --------------

Diluted EPS:
    Income (loss) available to
        common stockholders                        $ 1,226         11,673       $ 0.10       $ (976)         9,975      $ (0.10)
                                               ------------ -------------- ------------ ------------ -------------- ------------
                                               ------------ -------------- ------------ ------------ -------------- ------------

                                               ---------------------------------------------------------------------------------

                                                                          Six Months Ended June 30,
                                                                1999                                     1998
                                               ---------------------------------------- ----------------------------------------
                                                 Income        Shares       Per Share      Loss         Shares       Per Share
                                               (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                               ------------ -------------- ------------ ------------ -------------- ------------
Basic EPS:
    Net income (loss) available
        to common stockholders                     $ 1,327         10,441       $ 0.13       $ (357)         9,916      $ (0.04)
                                                                           ------------                             -----------
                                                                           ------------                             -----------

Effects of Dilutive Securities:
    Stock Options                                                   1,294                                        -
                                               ------------ --------------              ------------ --------------

Diluted EPS:
    Income (loss) available to
        common stockholders                        $ 1,327         11,735       $ 0.11       $ (357)         9,916      $ (0.04)
                                               ------------ -------------- ------------ ------------ -------------- ------------
                                               ------------ -------------- ------------ ------------ -------------- ------------

5.   RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized on the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported on the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. In July 1999, the Financial Accounting' Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133 ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements.

6.   SALE OF CERTAIN ASSETS

         In June, 1999 the Company sold to MGI Software of Canada ("MGI") the intellectual property related to Zoran's SoftDVD(TM) product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock, and future royalties. The Company's results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of Interest and other income or expense. In connection with this transaction, the Company also recorded a charge that reduced software, licensing and development revenues for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. When viewed in total, the net impact of the MGI transaction on the Company's results was effectively a net gain of $215,000, or $0.01 per share, on a diluted basis after tax.

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

OVERVIEW

         Zoran Corporation ("Zoran" or the "Company") develops and markets integrated circuits ("ICs"), IC Intellectual Property ("IP") cores, and embedded and PC software for digital audio and video applications enabled by compression. Zoran also provides complete reference designs based on Zoran's technology. Zoran's product lines and IP include DVD and MPEG-based decoders, digital still camera system on a chip ICs, JPEG-based codecs and digital audio ICs. All these standards-based products benefit from Zoran's Standards Plus(TM) technology. Zoran's ICs are used in numerous digital video and audio products. Leading applications incorporating Zoran's products and IP include standalone consumer DVD players, SuperVCD players, professional and consumer video editing systems, filmless digital cameras, digital speakers and audio systems.

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

         In June, 1999 the Company sold to MGI Software of Canada ("MGI") the intellectual property related to Zoran's SoftDVD(TM) product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock, and future royalties. The Company's results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of Interest and other income or expense. In connection with this transaction, the Company also recorded a charge that reduced software, licensing and development revenue for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. When viewed in total, the net impact of the MGI transaction on the Company's results was effectively a net gain of $215,000 or, after tax, $0.01 per share on a diluted basis. This gain does not reflect the potential future economic benefit that may be derived from this transaction and realized in future periods in the form of royalties. The Company does not currently expect, however, that these royalties will have a material impact on quarterly revenues for the foreseeable future. In addition, the shares of MGI stock received by the Company as part of this transaction are subject to future appreciation and depreciation. The Company believes that software revenues will decline considerably as a result of the sale of the SoftDVD product line.

RESULTS OF OPERATIONS

REVENUES

         Total revenues were $13.6 million and $25.5 million for the three and six month periods ended June 30, 1999, compared to $7.1 million and $18.2 million for the same periods of the prior fiscal year, representing an increase of 92.7% and 39.9% for the respective periods. For the three and six month periods ended June 30, 1999, product revenues were $10.9 million and $20.2 million, compared to $4.6 million and $13.2 million for the same periods in 1998, increases of 137.0% and 52.6%, respectively. Fueling the growth in product revenue was the DVD product line which increased period over period. Software, licensing and development revenues were $2.7 million and $5.3 million for the three and six month periods ended June 30, 1999, compared to $2.5 million and $5.0 million for the same periods of the prior fiscal year, representing an increase of 9.7% and 6.3% for the respective periods. This increase was primarily due to the timing of significant new licensing contracts, as well as, the timing of revenue recognition on development contracts. Software, licensing and development revenues for the three months ended June 30, 1999 were adversely affected by the $517,000 charge related to the MGI transaction.

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

PRODUCT GROSS MARGIN

         Product gross margins were 48.0% and 46.7% of product revenues for the three and six month periods ended June 30, 1999, compared to 36.2% and 42.6% for the same periods of the prior fiscal year, an increase of 11.8 and 4.1 percentage points, respectively. The increase was due to a product sales mix that included an increased percentage of higher-margin products, a greater percentage of products sold directly to OEM customers and lower manufacturing costs as a function of increased product shipments.

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

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") expenses were $4.0 million and $7.5 million for the three and six month periods ended June 30, 1999, compared to $2.9 million and $6.2 million for the same periods of the prior fiscal year. The increase is a result of the timing and recognition of project funding from external sources, timing of major project expenses, such as tape-outs, and costs associated with some internal restructuring in the quarter ended June 30, 1999. As a percentage of revenues, R&D expenses decreased to 29.3% and 29.4% for the three and six month periods ended June 30, 1999, compared to 41.6% and 33.9% for the same periods of the prior fiscal year. The decrease in R&D expenses as a percentage of revenues for the current quarter compared to the same period in 1998 was due to increased revenues in 1999.

         The Company continues to believe that significant investments in R&D are required for it to remain competitive and expects to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses were $3.3 million and $6.5 million for the three and six month periods ended June 30, 1999, compared to $2.7 million and $5.4 million for the same periods of the prior fiscal year. The increase in expenses was primarily due to increased efforts in the development of the China market and greater commission expense related to increased sales volume. As a percentage of revenues, SG&A expenses were 24.2% and 25.7% for the three and six month periods ended June 30, 1999, compared to 38.0% and 29.8% for the same periods of the prior fiscal year. The decrease as a percent of revenues, quarter to quarter, was due to the increase in revenues in 1999.

INTEREST AND OTHER INCOME, NET

         Net interest and other income for the three and six month periods ended June 30, 1999 was $878,000 and $977,000, respectively, an increase of 219.3% and 87.9% compared to the same periods in 1998. The increase was primarily the result of the $732,000 gain realized from the sale of the Company's SoftDVD(TM) product line to MGI.

PROVISION FOR INCOME TAXES

         The Company's estimated effective tax rate remained at 20% for the current quarter, the same as last year's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had $6.1 million of cash and cash equivalents, $12.2 million of short-term investments and $33.8 million of working capital. Cash used in operations for the first six months of 1999 was $2.1 million, compared to $3.4 million for the comparable period in 1998. Cash used primarily reflects changes in inventory, accounts receivable and accrued liabilities. The Company's capital expenditures for the six months ended June 30, 1999 totaled $626,000. The Company had no bank debt at June 30, 1999 or at December 31, 1998.

         The Company believes that its current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next 12 months.

YEAR 2000 READINESS

          Many companies face potentially serious consequences due to the inability of many older software applications and operational programs to properly recognize calendar dates beginning in the Year 2000. The risk for Zoran exists in three areas: systems used by the Company to run its business, embedded software and software products sold to its customers, and the Year 2000 readiness of the Company's key suppliers and customers. The Company is currently evaluating its exposure in all of these areas based on a Year 2000 compliance plan it has developed.

         The Company is conducting a comprehensive inventory and evaluation of the systems used in running its business. These systems include the Company's information technology, or IT, systems as well as equipment and facilities. To date, the Company has not identified any potential Year 2000 issues that would have a material impact on its operations. The Company believes that this portion of the investigation is approximately 98% complete and expects to complete the remainder in August 1999. Since the Company has not yet identified any significant non-compliance problems there are currently no contingency plans in place for Year 2000 issues. The Company has not concluded its investigation, however, and may still find it necessary to create contingency plans in order to address Year 2000 compliance problems. The Company expects to complete any necessary contingency planning by August 1999.

         The Company believes that its current products are Year 2000 compliant. This is based on the fact that none of the products process or store date information.

         Zoran is in the process of contacting each of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Zoran will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. For instance, the Company may seek alternative suppliers who are found to be in Year 2000 conformance. To date, the Company has received responses from approximately 75% of its critical suppliers. None of these suppliers have indicated that they will not be Year 2000 ready by the appropriate timeframe. However, the Company has not yet completed contacting all of its key suppliers and does not anticipate completing this portion of the investigation until the third quarter of 1999. The Company is contacting its key customers in order to ascertain their Year 2000 compliance status. Failure of the Company's customers to be Year 2000 ready may result in lost sales and reduced revenue or diminish the ability of customers to pay on a timely basis. The Company expects to complete contacting all of its key customers by the third quarter of 1999.

        The Company has not incurred material costs in connection with its investigation to date. Based on its investigation to date, the Company does not anticipate incurring costs that would materially impact the Company's operating results or financial condition. However, the investigation is ongoing and no assurances can be given that unidentified non-compliance issues will not be discovered or that their remediation will not have a material impact on the Company's operations or financial condition. Failure to ensure that the Company has fully identified and addressed the Year 2000 problem could result in the Company or any of its key vendors being unable for a period of time to conduct critical business activities, which include but are not restricted to, shipping product to customers, invoicing customers and paying vendors

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

         PRODUCT CONCENTRATION; EVOLVING MARKETS. Current applications for the Company's products and intellectual property include professional and consumer video editing systems, filmless digital cameras, standalone and PC-based DVD players, Super VCD players, digital speakers and audio systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications, and video editing applications continued to account for the largest percentage of the Company's product sales from 1996 through 1998. However, in the first half of 1999 the Company derived a majority of its product revenues from the sale of integrated circuits for DVD and Super VCD applications. The Company expects that sales of its devices for DVD and Super VCD applications, video capture and editing applications, and digital audio applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and embedded software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

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

         At present, all of the Company's semiconductor products are assembled by one of three independent contractors, ASAT, Inc., Anam Industrial, and Advanced Semiconductor Engineering, Inc. ("ASE") and tested by those contractors or other independent contractors. The Company's reliance on independent assembly and testing houses limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assembly or testing houses or other circumstances that would require the Company to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of the Company's products. These constraints or delays could damage relationships with current and prospective customers and have a material adverse effect on the Company's business, operating results or financial condition.

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

         VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering and is subject to material fluctuations in the future in response to announcements concerning the Company or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in analysts' earnings estimates, general conditions in the semiconductor industry, developments in the financial markets and other factors. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock.

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

Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  10.35 Agreement for Purchase and Sale of Assets between the Registrant and MGI Software Corp. dated June 15, 1999.

                   27     Financial Data Schedule.


             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the six months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZORAN CORPORATION





Date:  August 16, 1999        /s/  Levy Gerzberg
                             -----------------------------------
                             Levy Gerzberg
                             President
                             Chief Executive Officer

                              /s/  Karl Schneider
                             -----------------------------------
                             Karl Schneider
                             Vice President of Finance
                             Chief Financial Officer