Form 10-Q
period 1999-09-30
ZORAN CORP \DE\
filed 1999-11-15
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       or

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

                      Yes X                        No __


The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 1999 was 10,853,063.

                                ZORAN CORPORATION

                                      INDEX


                                                                                PAGE NO.
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998                           3

              Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 1999 and 1998            4

              Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998                      5

              Notes to Condensed Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          8

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                                     15


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders                        16

Item 6.  Exhibits and Reports on Form 8-K                                           17


SIGNATURES                                                                          18

                                ZORAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                            September 30,            December 31,
                                                                                1999                    1998
                                                                                ----                    ----
ASSETS
      Current assets:
           Cash & cash equivalents                                              $      4,857            $      8,221
           Short-term investments                                                     13,591                  10,954
           Accounts receivable, net                                                   19,533                  15,558
           Inventory                                                                   9,434                   7,063
           Prepaid expenses and other current assets                                   2,164                   2,018
                                                                        ---------------------   ---------------------
              Total current assets                                                    49,579                  43,814

      Property and equipment, net                                                      4,573                   5,356
                                                                        ---------------------   ---------------------

                                                                                $     54,152            $     49,170
                                                                        =====================   =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                                     $      3,684            $      6,530
           Accrued expenses and other liabilities                                      8,506                   6,454
                                                                        ---------------------   ---------------------
              Total current liabilities                                               12,190                  12,984

      Stockholders' equity:
           Common Stock, $0.001 par value;
              20,000,000 shares authorized; 10,834,296
              and 10,213,394 shares issued and outstanding                                10                      10
           Additional paid-in capital                                                 81,590                  79,635
           Warrants                                                                      717                     717
           Unrealized gain on securities available for sale                              483                       -
           Accumulated deficit                                                       (40,838)                (44,176)
                                                                        ---------------------   ---------------------
              Total stockholders' equity                                              41,962                  36,186
                                                                        ---------------------   ---------------------

                                                                                $     54,152            $     49,170
                                                                        =====================   =====================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                              ---------------------------    -------------------------
                                                                  1999          1998            1999         1998
                                                              ------------- -------------    ------------ ------------
Revenues:
      Product sales                                              $  14,519      $  8,986        $ 34,728     $ 22,230
      Software, licensing and development                            1,577         2,860           6,891        7,859
                                                              ------------- -------------    ------------ ------------
         Total revenues                                             16,096        11,846          41,619       30,089

Costs and expenses:
      Cost of product sales                                          7,720         5,153          18,497       12,750
      Research and development                                       2,430         3,476           9,945        9,654
      Selling, general and administrative                            3,683         2,877          10,232        8,311
                                                              ------------- -------------    ------------ ------------
         Total costs and expenses                                   13,833        11,506          38,674       30,715

Operating income (loss)                                              2,263           340           2,945         (626)

Interest and other income, net                                         249           176           1,226          696
                                                              ------------- -------------    ------------ ------------

Income before income taxes                                           2,512           516           4,171           70

Provision for income taxes                                             502           103             833           14
                                                              ------------- -------------    ------------ ------------

Net income                                                        $  2,010     $     413         $ 3,338     $     56
                                                              ============= =============    ============ ============

Basic net income per share                                        $   0.19     $    0.04         $  0.32     $   0.01
                                                              ============= =============    ============ ============

Diluted net income per share                                      $   0.17     $    0.04         $  0.28     $   0.01
                                                              ============= =============    ============ ============

Shares used to compute basic net income per share                   10,681        10,064          10,578        9,988
                                                              ============= =============    ============ ============

Shares used to compute diluted net income per share                 12,083        10,941          11,865       10,970
                                                              ============= =============    ============ ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                                        SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                                 1999                   1998
                                                                          --------------------   --------------------
Cash flows from operating activities:
      Net income                                                                  $     3,338              $      56
      Adjustments to reconcile net income to net cash used by
      operations:
         Depreciation, amortization and other                                           1,520                  1,564
         Changes in current assets and liabilities:
            Accounts receivable                                                        (4,337)                 3,152
            Inventory                                                                  (2,371)                (2,688)
            Prepaid expenses and other current assets                                    (146)                   394
            Accounts payable                                                           (2,846)                (3,127)
            Accrued expenses and other liabilities                                      1,762                 (4,463)
                                                                          --------------------   --------------------
                 Net cash used in operating activities                                 (3,080)                (5,112)
                                                                          --------------------   --------------------

Cash flows from investing activities:
      Capital expenditures for property and equipment                                  (1,085)                (1,339)
      (Purchases)/Sales of short-term investments, net                                 (1,154)                 1,913
                                                                          --------------------   --------------------
                 Net cash (used in) provided by investing activities                   (2,239)                   574

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                                       1,955                    492
                                                                          --------------------   --------------------
                 Net cash provided by financing activities                              1,955                    492
                                                                          --------------------   --------------------

Net decrease in cash and cash equivalents                                              (3,364)                (4,046)

Cash and cash equivalents at beginning of period                                        8,221                  9,903
                                                                          --------------------   --------------------

Cash and cash equivalents at end of period                                        $     4,857            $     5,857
                                                                          ====================   ====================


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


2.       BALANCE SHEET COMPONENTS

                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               1999                  1998
                                                                        --------------------  --------------------
INVENTORY:

                   Work-in-process                                              $     3,037           $     1,781
                   Finished goods                                                     6,397                 5,282
                                                                        --------------------  --------------------

                                                                                $     9,434           $     7,063
                                                                        ====================  ====================


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


4.       EARNINGS PER SHARE

         A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:

                                                                        Three Months Ended September 30,
                                                                1999                                     1998
                                               ---------------------------------------- ----------------------------------------
                                                 Income        Shares       Per Share     (Loss)        Shares       Per Share
                                               (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                               ------------ -------------- ------------ ------------ -------------- ------------
Basic EPS:
    Net income available
        to common stockholders                     $ 2,010         10,681       $ 0.19        $ 413         10,064       $ 0.04
                                                                           ============                               ============

Effects of Dilutive Securities:
    Stock Options                                                   1,395                                      877
    Warrants                                                            7                                        -
                                               ------------ --------------              ------------    -----------

Diluted EPS:
    Income available to
        common stockholders                        $ 2,010         12,083       $ 0.17        $ 413         10,941       $ 0.04
                                               ============ ============== ============ ============    ============  ============



                                               ---------------------------------------------------------------------------------

                                                                       Nine Months Ended September 30,
                                                                1999                                     1998
                                               ---------------------------------------- ----------------------------------------
                                                 Income        Shares       Per Share     (Loss)        Shares       Per Share
                                               (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                               ------------ -------------- ------------ ------------ -------------- ------------
Basic EPS:
    Net income available
        to common stockholders                     $ 3,338         10,578       $ 0.32         $ 56          9,988       $ 0.01
                                                                           ============                              ===========

Effects of Dilutive Securities:
    Stock Options                                                   1,287                                      963
    Warrants                                                            -                                       19
                                               ------------ --------------               -----------   -----------

Diluted EPS:
    Income available to
        common stockholders                        $ 3,338         11,865       $ 0.28         $ 56         10,970       $ 0.01
                                               ============ ==============  ============ ===========   ============  ============

5.       RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized on the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported on the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. In July 1999, the Financial Accounting' Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of SFAS 133 ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements.


6.       SALE OF CERTAIN ASSETS

         In June, 1999 the Company sold to MGI Software of Canada ("MGI") the intellectual property related to Zoran's SoftDVD product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock, and future royalties. The Company's results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of Interest and other income or expense. In connection with this transaction, the Company also recorded a charge that reduced software, licensing and development revenues for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. When viewed in total, the net impact of the MGI transaction on the Company's results was effectively a net gain of $215,000, or $0.01 per share, on a diluted basis after tax.

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


OVERVIEW

         From our inception in 1981 through 1991, we derived the substantial majority of our revenue from digital filter processors and vector signal processors used principally in military, industrial and medical applications. In 1989, we repositioned our business to develop and market data compression products for the evolving multimedia markets and discontinued development of digital filter processor and vector signal processor products. In 1994, we discontinued production of these products, which are not expected to contribute significant revenues in future periods. Our current lines of multimedia compression products include MPEG 2 and Dolby Digital-based products used in DVD players, Dolby Digital-based audio products used in movie and home theater systems, and JPEG-based products used in filmless digital cameras and video editing systems.

         In December 1996, we expanded our compression based product offerings through the acquisition of CompCore Multimedia, a provider of software-based compression products and a designer of cores for video and audio decoder integrated circuits.

         We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Although average selling prices for our hardware products have fluctuated substantially from period to period, these fluctuations have been driven principally by changes in our customer mix of original equipment manufacturer sales versus sales to distributors and the transition from low-volume to high-volume production sales rather than by factors related to product life cycles. During 1997 and 1998, we reduced our average selling prices on certain products in order to better penetrate the consumer market. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. Our costs may not decrease at the same rate as average selling prices decline or at all.

         Our cost of product sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. Our product gross margin is dependent on product mix and on the percentage of products sold directly to our original equipment manufacturer customers versus indirectly through our marketing partners who purchase our products at lower prices but absorb most of the associated marketing and sales support expenses. We expect product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

         We also derive revenue from licensing our software. Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee.

         We sell our products, either directly or through distributors or independent sales representatives, to original equipment manufacturers worldwide. Sales prices to distributors are generally lower than prices for direct sales, as distributors are responsible for certain sales and marketing expenses, maintenance of inventories, customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm, our strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than our other distributors.

         We have historically generated a significant percentage of our total revenues from development contracts, primarily with key customers. These development contracts have provided us with partial funding for the development of some of our products. These development contracts provide for license and milestone payments which are recorded as development revenue. We classify all development costs, including costs related to these development contracts, as research and development expenses. We retain ownership of the intellectual property developed by us under these development contracts. While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to decrease as a percentage of total revenues.

         Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies. We believe that significant investments in research and development are required for us to remain competitive and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

         We are a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require us to use our best efforts to achieve specified results and require us to pay royalties at rates of 3% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period.

         Our selling, general and administrative expenses consist primarily of employee-related expenses, royalties, sales commissions, product promotion and other professional services. We expect that selling, general and administrative expenses will continue to increase to support our anticipated growth.

         We conduct a substantial portion of our research and development and certain sales and marketing and administrative operations in Israel through our wholly-owned Israeli subsidiary. As a result, certain expenses are incurred in Israeli shekels. To date, substantially all of our product sales and our development and licensing revenue have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. We expect that most of our sales and costs of sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations. We intend to actively monitor our foreign exchange exposure and to take appropriate action to reduce our foreign exchange risk, if such risk becomes material.

         In June 1999 we sold to MGI Software of Canada the intellectual property related to our SoftDVD product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock and future royalties. Our results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of interest and other income or expense. In connection with this transaction, we also recorded a charge that reduced software, licensing and development revenue for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. The net impact of the MGI transaction on our results was a gain of $215,000 or after tax, $0.01 per share on a diluted basis. This gain does not reflect the potential future economic benefit that may be derived from this transaction and realized in future periods in the form of royalties. We do not currently expect, however, that these royalties will have a material impact on quarterly revenues for the foreseeable future. In addition, the shares of MGI stock received by us as part of this transaction are subject to future appreciation or depreciation. We believe that our software revenues will decline significantly as a result of the sale of the SoftDVD product line.



RESULTS OF OPERATIONS

REVENUES

         Total revenues were $16.1 million and $41.6 million for the three and nine month periods ended September 30, 1999, compared to $11.8 million and $30.1 million for the same periods of the prior fiscal year, representing an increase of 35.9% and 38.3% for the respective periods. For the three and nine month periods ended September 30, 1999, product revenues were $14.5 million and $34.7 million, compared to $9.0 million and $22.2 million for the same periods in 1998, increases of 61.6% and 56.2%, respectively. The increase in product sales resulted primarily from increased unit sales of DVD and Super VCD products. Software, licensing and development revenues were $1.6 million and $6.9 million for the three and nine month periods ended September 30, 1999, compared to $2.9 million and $7.9 million for the same periods of the prior fiscal year, representing a decrease of 44.9% and 12.3% for the respective periods. This decrease was due principally to our sale of the SoftDVD product line in June 1999.

PRODUCT GROSS MARGIN

         Product gross margins were 46.8% and 46.7% of product revenues for the three and nine month periods ended September 30, 1999, compared to 42.7% and 42.6% for the same periods of the prior fiscal year, an increase of 4.1 percentage points each. The increase was due to a product sales mix that included an increased percentage of higher-margin products, a greater percentage of products sold directly to OEM customers and lower manufacturing costs as a function of increased product shipments.

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") expenses were $2.4 million and $9.9 million for the three and nine month periods ended September 30, 1999, compared to $3.5 million and $9.7 million for the same periods of the prior fiscal year. The decrease in quarter over quarter expenses is the result of transferring to MGI certain software development and support resources. The increase in year over year expenses is a result of the timing and recognition of project funding from external sources, timing of major project expenses, such as tape-outs, and costs associated with some internal restructuring in the quarter ended June 30, 1999. As a percentage of revenues, R&D expenses decreased to 15.1% and 23.9% for the three and nine month periods ended September 30, 1999, compared to 29.3% and 32.1% for the same periods of the prior fiscal year. The decrease in R&D expenses as a percentage of revenues for the current quarter compared to the same period in 1998 was due to increased revenues in 1999 and the reduction of engineering expense associated with the transfer of certain software development and support resources to MGI.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses were $3.7 million and $10.2 million for the three and nine month periods ended September 30, 1999, compared to $2.9 million and $8.3 million for the same periods of the prior fiscal year. The increase in expenses was primarily due to increased efforts in the development of the China market and greater commission expense related to increased sales volume. As a percentage of revenues, SG&A expenses were 22.9% and 24.6% for the three and nine month periods ended September 30, 1999, compared to 24.3% and 27.6% for the same periods of the prior fiscal year. The decrease as a percent of revenues, period to period, was due to the increase in revenues in 1999.

INTEREST AND OTHER INCOME, NET

         Net interest and other income for the three and nine month periods ended September 30, 1999 was $249,000 and $1,226,000, respectively, an increase of 41.5% and 76.1% compared to the same periods in 1998. The increase year over year was primarily the result of the $732,000 gain realized from the sale of the Company's SoftDVD product line to MGI.

PROVISION FOR INCOME TAXES

         The Company's estimated effective tax rate remained at 20% for the current quarter, the same as last year's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had $4.9 million of cash and cash equivalents, $13.6 million of short-term investments and $37.4 million of working capital. Cash used in operations for the first nine months of 1999 was $3.4 million, compared to $4.0 million for the same period in 1998. Cash used primarily reflects changes in inventory, accounts receivable and accrued liabilities. The Company's capital expenditures for the nine months ended September 30, 1999 totaled $1.1 million. The Company had no bank debt at September 30, 1999 or at December 31, 1998.

         The Company believes that its current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

     -    the levels at which we maintain inventory and accounts receivable;

     -    the market acceptance of our products;

     - the levels of promotion and advertising required to launch our products or to enter markets and attain a competitive position in the marketplace;

     - our business, product, capital expenditure and research and development plans and technology roadmap;

     -    volume pricing concessions;

     -    capital improvements to new and existing facilities;

     -    technological advances;

     -    the response of competitors to our products; and

     -    our relationships with our suppliers and customers.


         In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may also be required for consummation of any acquisitions of businesses, products or technologies.

MARKET RISK DISCLOSURE

         We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

         The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short term nature of the major portion of our investment portfolio.

         A majority of our revenue and capital spending is transacted in U.S. dollars, although some of these transactions are denominated in Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at September 30, 1999 a near-term 10% appreciation or depreciation would have an immaterial affect on our financial condition.

YEAR 2000 READINESS

         Many companies face potentially serious consequences due to the inability of many older software applications and operational programs to properly recognize calendar dates beginning in the year 2000. The risk for us exists in three areas:

     -    systems used by us to run our business;

     -    embedded software and software products sold to our customers; and

     -    the year 2000 readiness of our key suppliers and customers.


         The Company has conducted a comprehensive inventory and evaluation of the systems used in running its business. These systems include the Company's information technology, or IT, systems as well as equipment and facilities. To date, the Company has not identified any potential Year 2000 issues that would have a material impact on its operations. The Company believes that it has essentially completed this portion of its plan. Since the Company did not identify any significant non-compliance problems there are currently no contingency plans in place for Year 2000 issues. However, the Company may still find it necessary to create contingency plans in order to address unidentified Year 2000 compliance problems that may yet arise. The Company expects it would complete any necessary contingency planning prior to the end of the year.

         The Company believes that its current products are Year 2000 compliant. This is based on the fact that none of the products process or store date information.

         Zoran is in the process of contacting each of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. To date, the Company has received responses from 100% of its identified critical suppliers. None of these suppliers have indicated that they will not be Year 2000 ready by the appropriate timeframe. The Company is contacting its key customers in order to ascertain their Year 2000 compliance status. Failure of the Company's customers to be Year 2000 ready may result in lost sales and reduced revenue or diminish the ability of customers to pay on a timely basis. The Company expects to complete contacting all of its key customers by the end of November 1999.

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

         PRODUCT CONCENTRATION; EVOLVING MARKETS. Current applications for the Company's products and intellectual property include professional and consumer video editing systems, filmless digital cameras, standalone and PC-based DVD players, Super VCD players, digital speakers and audio systems. During 1994 and 1995, the Company derived a majority of its product revenues from the sale of integrated circuits for video editing applications, and video editing applications continued to account for the largest percentage of the Company's product sales from 1996 through 1998. However, in the first nine months of 1999 the Company derived a majority of its product revenues from the sale of integrated circuits for DVD and Super VCD applications. The Company expects that sales of its devices for DVD and Super VCD applications, video capture and editing applications, and digital audio applications will continue to account for a significant portion of its revenues for the near future. Over the longer term, the Company's ability to generate increased revenues will be dependent on the expansion of sales of its products for use in other existing applications, as well as the development and acceptance of new applications for the Company's technologies and products. The potential size of the markets for new applications and the timing of their development and acceptance is uncertain. The Company's future success will depend upon whether manufacturers select the Company's integrated circuits and embedded software for incorporation into their products, and upon the successful marketing of these products by the manufacturers. There can be no assurance that demand for existing applications will be sustained, that new markets will develop or that manufacturers developing products for any of these markets will design the Company's integrated circuits into their products or successfully market them. The failure of existing and new markets to develop or to be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition.

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

                           PART II. OTHER INFORMATION




Item 4.  Submission of Matters to a vote of Security Holders

                  The Company's 1999 Annual Meeting of Stockholders was held on July 16, 1999. At the meeting the following six persons nominated by management were elected to serve as directors of the Company:

                                                                        Shares
                                                              --------------------------
                  Nominee                                     Voted For         Withheld
                  -------------------------------             --------------------------
                  Levy Gerzberg                               7,813,712        41,219
                  Uzia Galil                                  7,813,712        41,219
                  George T. Haber                             7,813,712        41,219
                  James D. Meindl                             7,813,712        41,219
                  Arthur B Stabenow                           7,813,712        41,219
                  Philip M. Young                             7,813,712        41,219


         The following additional items were voted upon at the meeting:

1. A proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 350,000 shares was approved by a vote of 7,647,658 shares for; 187,623 shares against; 19,650 shares abstaining.

2. A proposal to amend the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares was approved by a vote of 7,704,662 shares for; 132,719 shares against; 17,550 shares abstaining.

3. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 1999 was approved by a vote of 7,832,800 shares for; 15,601 shares against; 6,530 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   27      Financial Data Schedule.


             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the nine months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZORAN CORPORATION





Date:  October 14, 1999           /s/  Levy Gerzberg
                                 -----------------------------------
                                  Levy Gerzberg
                                  President
                                  Chief Executive Officer

                                 /s/  Karl Schneider
Karl Schneider                   -----------------------------------
                                  Vice President of Finance
                                  Chief Financial Officer