Form 10-K
period 1999-12-31
ZORAN CORP \DE\
filed 2000-03-30
CIK 1003022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
           DECEMBER 31, 1999
   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                        COMMISSION FILE NUMBER: 0-27246
                            ------------------------

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

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of registrant's voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on March 17, 2000, as reported on the Nasdaq National Market, was approximately $778,000,000. Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Outstanding shares of registrant's Common Stock, $0.001 par value, as of March 17, 2000: 14,067,015

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive proxy statement for registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FUTURE PERFORMANCE AND RISK FACTORS" AND ELSEWHERE IN THIS REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

ITEM 1. BUSINESS.

INTRODUCTION

    We develop and market integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio and video products for commercial and consumer markets. We also provide complete, copy-ready system reference designs based on our technology that help our customers produce commercial and consumer products more quickly and cost-effectively. Our integrated circuits are used in a variety of products, including digital versatile disc, or DVD, players, Super Video CD players, digital speakers and audio systems, filmless digital cameras, and professional and consumer video editing systems.

INDUSTRY BACKGROUND

    Historically, video images and audio soundtracks have been transmitted, edited and stored almost exclusively using analog formats. More recently, however, advances in technology have allowed audio and video to be processed and stored in digital form. Unlike analog formats, which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of audio and video signals through digital signal processing and offer a number of fundamental advantages over analog technologies. Through complex digital signal processing operations, digital audio and video signals may be compressed, providing significant storage and transmission efficiencies. They also may be filtered, allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats also provide users with additional benefits, including random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying and controlled and secure access.

    One of the most significant barriers to the widespread adoption of digital technology has been the huge amount of data required to represent images and sounds in a digital format, making cost-effective storage or transmission impractical. For example, storage of a two-hour movie in uncompressed digital form would require approximately 200 video CDs. Through digital compression techniques a substantial number of the redundancies inherent in audio and video data can be identified and eliminated, significantly reducing the overall amount of data which needs to be retained. Compression techniques introduced in the early 1990s allowed the same two-hour movie which required 200 video CDs to be compressed and stored on only two video CDs with video resolution comparable to that of a standard VHS tape. More recent techniques allow the storage of a full-length movie of more than three hours on a single DVD, with substantially improved audio and video quality and the incorporation of additional data, such as additional languages, scenes and director and actor commentary. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a standard personal computer, thereby permitting the data to be accessed and edited easily. Digital audio compression allows efficient storage and delivery of multi-channel audio, making possible high-quality special effects such as multi-channel surround sound, virtual surround sound and wireless audio delivery via two speakers or headphones. In the field of still photography, digital compression allows dozens or hundreds of digital pictures to be stored on a single memory card, depending on the resolution desired.

    To drive the implementation and speed the adoption of products based on digital formats, industry participants organized committees to define international compression standards. The principal standards in use today include:

    - The Joint Photographic Experts Group, or JPEG, standard for the high quality compression of still images and the real-time, low-cost compression and decompression of moving images;

    - The MPEG 1 standard, adopted by the Moving Pictures Experts Group, or MPEG, for the compression of both audio and video data at the high compression ratios necessary for the limited storage capacity of the CD-ROM format;

    - The MPEG 2 standard, subsequently adopted by the Motion Pictures Expert Group, for the compression of both audio and video data, designed to provide improved quality in broadcast and video playback applications; and

    - Dolby AC-3, also known as Dolby Digital, developed by Dolby Laboratories, an industry standard for the compression of audio for use in multi-channel digital surround sound systems.

    These industry standard techniques have enabled the dramatic growth in a variety of digital multimedia markets, including:

    - DVD PLAYERS. DVD players use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback than is possible with VCR or video CD technology. According to Understanding & Solutions, a market research firm, worldwide sales of DVD players are expected to grow from 2.0 million units in 1998 to 52.4 million units in 2003, a compounded annual growth rate of 92.2%.

    - DIGITAL AUDIO SYSTEMS. Dolby Digital and other audio compression techniques are used in multi-channel surround sound products including movie theater sound systems, audio/video receivers and digital speakers. According to Forward Concepts, a market research firm, the demand for digital audio systems is expected to grow from 1.7 million units in 1998 to 93.3 million units in 2003, a compounded annual growth rate of 122.8%.

    - FILMLESS DIGITAL CAMERAS. Filmless digital cameras use JPEG compression technology to capture high resolution images that can be viewed, edited and stored on a computer system and transmitted over telephone lines and computer networks. According to Cahners In-Stat Group, a market research firm, sales of digital cameras are expected to grow from 3.8 million units in 1998 to 29.0 million units in 2003, a compounded annual growth rate of 50.1%.

    - PC VIDEO SYSTEMS. JPEG-based PC video systems are used to capture and "cut and paste" video sequences and add special audio and video effects. According to International Data Corporation, sales of video editing systems are expected to grow from 964,000 units in 1998 to 9.2 million units in 2002, a compounded annual growth rate of 75.8%.

    Additional products and markets are developing based on these established compression standards as well as emerging compression technologies such as MLP, a new standard for DVD audio, and MP3, a compression standard for the download of audio recordings from the Internet.

    These established and emerging compression standards specify data formats in which compressed data must be presented in order to enable products from different vendors to interact and permit the capture, transmission, storage and display of audio and video data in digital format. These standards do not specify the compression methodologies to be employed or additional functionality which may be used to enhance or manipulate digital signals. These standards, therefore, do not determine image or sound quality or compression efficiency. For example, data compression may comply with relevant standards despite being poorly processed and containing artifacts which result in image degradation in video applications or poor sound quality in audio applications. As a result there can be significant differences in overall image or sound quality between two solutions based on the same standard. Therefore, integrated circuit manufacturers can differentiate their products on the basis of the quality of their compression solution.

    Historically, as system vendors sought compression solutions, the cost, complexity, and time required to compress and decompress data have imposed significant limitations on the use of digital compression. Over the last several years, as cost-effective compression solutions have emerged, product manufacturers have increasingly sought to design and market lower-cost digital audio and video systems and products to address high volume consumer applications. In addition, product manufacturers are facing competitive pressure to introduce their products more rapidly. To address these issues, OEMs seek to integrate multiple functions on individual chips in order to reduce their costs, speed time-to-market and produce smaller products with reduced power consumption. They also seek solutions that can be easily integrated into their commercial and consumer products. The current challenge to manufacturers of compression integrated circuits is, therefore, to provide product manufacturers with high-quality, cost-effective, standards-based solutions that deliver flexible control, image enhancement, audio effects and other functions in addition to high quality compression solutions.

THE ZORAN SOLUTION

    We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital audio and video applications. We were a pioneer in the development of high performance digital signal processor products, and have developed expertise in digital signal processing, integrated circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, audio and video compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solution are:

    STANDARDS-PLUS METHODOLOGY. We have leveraged our broad multi-disciplinary expertise and proprietary digital signal processing and compression technologies to develop what we refer to as "standards-plus" solutions. We have enabled
OEMs to improve image and sound quality and deliver superior products to endusers by adding more features around compression standards, such as more efficient use of memory, processing and communication resources, as well as audio and image enhancement algorithms. We have also provided OEMs the ability to include OEM-programmable effects, as well as variable compression ratios for video. These "standards-plus" features allow our customers to differentiate their products from those of their competitors.

    EXPANDABLE AND PROGRAMMABLE ARCHITECTURE. We design our integrated circuits to enable easy adaptation for a broad range of specific applications. We can vary the architecture of our chips by adding or deleting modules, and we can also modify the software embedded in the chips themselves to address specific applications. We also license ready-to manufacture "cores"--building blocks of integrated circuits--that can be integrated into our customers' chips. Combined with the enhanced functionality of our "standards-plus" technology, our expandable and programmable architecture facilitates product design, upgrades and customization, substantially accelerating our customers' time to market with differentiated products.

    INTEGRATED SYSTEM SOLUTIONS. We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers' total system cost can be reduced and they can concentrate on differentiating their products from those of their competitors. For example, we recently introduced the Camera On A CHip, or COACH, which includes most of the electronics of a filmless digital camera. By delivering a camera on a chip, we enable our customers to reduce the costs of their products and focus on providing products that meet the needs of their end users.

    COST-EFFECTIVE PRODUCTS. We focus on reducing the feature size, power requirements and number of integrated circuits necessary to perform required system functions, including compression functions. This reduces our customers' manufacturing costs for their products which incorporate our integrated circuits, and also reduces the operating costs for these products, enabling the use of our products in a broader range of high volume applications. The modular nature of our architecture reduces our new product development costs, and enables our design engineers to meet our customers' new product specification and cost parameters.

    COPY-READY SYSTEM REFERENCE DESIGNS. We provide our customers with a broad range of engineering reference boards and products complete with device driver software, embedded software and detailed schematics. These products substantially shorten our customers' product design time.

STRATEGY

    We provide cost-effective, high-performance digital audio and video solutions addressing selected high-growth applications enabled by compression in evolving multimedia markets. Key elements of our strategy include:

    FOCUS ON HIGH-GROWTH APPLICATIONS. Our strategy is to focus on providing digital audio and video solutions for emerging high-growth consumer electronics, PC and communications applications. Our current focus markets include DVD players and Super Video CD players, digital speakers and audio systems, filmless digital cameras and professional and consumer video editing systems.

    LEVERAGE EXISTING TECHNOLOGY AND EXPERTISE. We intend to continue to identify those markets that we believe have the highest growth potential for our products and to actively pursue those markets. Our proprietary digital signal processing and compression technologies can be used to serve emerging markets for digital audio and video. Potential markets include Internet audio and video appliances, digital television and television set-top boxes, as well as personal digital audio and video devices.

    FURTHER PENETRATE KEY INTERNATIONAL MARKETS. During 1998, we opened an office in Shenzhen, China, and have begun volume shipments of our integrated circuits to that market. We believe that emerging markets, such as China, Taiwan and Korea present significant market opportunities for consumer electronic products, and we intend to further extend our international operations to address these emerging markets.

    EXTEND TECHNOLOGICAL LEADERSHIP. Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio and video. For example, we believe that our proprietary bit rate control technology has helped us provide reliable and inexpensive JPEG-based video compression and our proprietary Virtual Multi-Channel Digital, or VMD, technology enables high-quality surround-sound effects from two low-cost audio speakers, rather than the four or five speakers required by other technologies. We intend to continue to invest in research and development in order to maintain our technological leadership.

    EXPAND STRATEGIC PARTNERSHIPS. We work closely in the product development process with leading manufacturers of products that incorporate our integrated circuits. We also work closely with key customers and provide them early access to our technologies. Potential products are designed to meet customer-driven product requirements defined jointly by us and our partners with the partner providing technological input and, in selected cases, a portion of the development funding. This strategy has enabled us to develop products with substantial financial and other assistance while retaining ownership of the technology and ensuring an established customer for the product once development is completed. In some cases, our strategic partners also provide sales and marketing support. We have also established long-term relationships with strategic partners that provide manufacturing capacity and will seek to develop additional strategic relationships with manufacturers.

MARKETS AND APPLICATIONS

    Our products are currently used in a variety of consumer multimedia and PC applications.

    VIDEO PLAYBACK SYSTEMS

    Currently, three types of digital video playback systems are available for consumer video applications: video CD players, Super Video CD players and DVD players.

    Video CD players are essentially CD audio players with MPEG 1 decoders and a video output. Video CD players offer video playback of near-VCR quality and two-channel stereo audio playback. Compression enables 60 to 70 minutes of video to be stored on a single CD. Video CD players can also play karaoke titles and are particularly popular in China, which we believe will continue to be the primary market for these products. We formerly sold MPEG 1-based products to manufacturers of stand-alone video CD players but are no longer selling these products for this market.

    In 1998, the Chinese government adopted the Super Video CD standard. By utilizing MPEG 2 compression technology as well as graphics, Super Video CD offers substantially higher audio and video quality than is possible with a video CD player. The Super Video CD standard is replacing video CD in China.

    DVD players, the latest generation of video playback systems, use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with VCRs, Video CD or Super Video CD players. DVD players are sold as stand-alone products and are also included in place of CD-ROM drives in some newer PCs, where they are referred to as DVD-ROMs. DVD-ROMs are also sold as upgrade products. The recent growth in the DVD market is demonstrated by the rapidly growing sales of DVD players, the increasing number of models and manufacturers, and the increasing number of DVD titles available for purchase and rent.

    DIGITAL AUDIO SYSTEMS

    Digital audio facilitates enhanced audio playback with features such as multi-channel surround sound and virtual surround sound utilizing two channel technology. Many standards have emerged for the digital compression of audio. Current digital audio compression standards in use include Dolby Digital, DTS, MLP and MP3. Dolby Digital and DTS are competing standards of audio compression for use in multi-channel digital surround sound systems in movie theaters and at home. MLP was developed for audio compression in DVD audio. MP3 is one of the compression standards recognized for the download of audio recordings over the Internet. Our audio integrated circuits incorporate all of these standards. The principal products using compressed digital audio in the consumer market are DVD players, PCs incorporating DVD-ROMs, digital speakers and portable MP3 players.

    FILMLESS DIGITAL CAMERAS

    Filmless digital cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color printers. In addition, digital cameras can be connected directly to a PC for downloading of pictures and to a television for displaying pictures. The original digital cameras were developed for the professional market and currently sell at prices of $3,000 to $10,000. As technology has advanced and manufacturing costs have decreased, digital cameras for the consumer market have been introduced in the $100 to $1,000 price range. Compression technology has also enabled the development of digital video security cameras and low cost digital video cameras for use with PCs.

    PC VIDEO SYSTEMS

    Historically, professional video editing systems have been comprised of expensive pieces of analog audio and video equipment. Compression technology allows video images to be stored in a computer's memory in sufficient volume to enable capture and "cut and paste" editing to be performed through random access to stored images. As the cost of compression technology has declined, a number of manufacturers have designed low cost digital video capture and editing systems that run on PCs, creating a new category of users in the corporate, education and government markets.

    The availability of universal serial bus, or USB, connectors on most PCs currently being manufactured creates an opportunity for the development of low-cost external video capture and editing accessories that can be easily installed by consumers. We believe that enhanced support of the USB port by the Windows98 operating system and the success of the USB equipped Apple iMac computer will encourage the development of products of this type.

    OTHER APPLICATIONS

    Other existing and potential applications for our audio and video compression technologies include Internet audio and video appliances, digital television and television set-top boxes, as well as personal digital audio and video devices.

TECHNOLOGY

    IMAGE AND VIDEO TECHNOLOGY

    THE JPEG STANDARD. In 1991, the Joint Photographic Experts Group, or JPEG, Committee of the International Standards Organization completed a technical specification for a standard to compress individual digitized images which may consist of still images or consecutive frames of video data. JPEG has been widely adopted for video editing applications, since each frame in the video is individually compressed, allowing cutting and pasting of sequences as well as modification of individual frames. Images are compressed through elimination of spatial redundancies within an image and the filtering of high frequency areas to which the eye is less sensitive. Using these techniques, the JPEG compression standard is able to reduce the data necessary to represent an image without significant degradation of image quality. Still images or motion video can be compressed to varying degrees using JPEG, with greater compression resulting in lower quality. Typically, four-to-one or five-to-one compression yields broadcast image quality while 20-to-1 compression is similar to VHS quality.

    ZORAN JPEG TECHNOLOGY. Our JPEG technology incorporates a proprietary bit rate control algorithm that enables our JPEG-based products to compress any image to a predetermined size while optimizing video quality using pre-selected parameters. Without this feature, the JPEG compression process results in compressed data files of various sizes based on the actual content of the original image given a constant degree of compression. An image with large amounts of visual detail will generate a larger data file than that generated from an image with less detail. Performance of many video applications is hampered by variability in the size of the compressed images in a video sequence, which can result in inefficient use of available memory, bus speed or communication channel capacity or even the loss of images. Our bit rate control is a "standards-plus" solution that uses real-time digital signal processing algorithms to optimize video quality based on pre-selected parameters, which can be programmed by OEMs, without the loss of any image or video frame. Our bit rate control has been incorporated in our JPEG-based devices that are used in video editing systems, filmless and tapeless digital cameras, color scanners, PC-based security systems, video conferencing and other applications. Other features of our JPEG-based products include their ability to handle a wide range of compression ratios, to perform a "lossless" compression algorithm in the same JPEG device and to rapidly scan or browse a large number of images. We implement these functions in a single integrated circuit while we believe most other manufacturers either offer fewer functions or require multiple chips, resulting in higher manufacturing costs and greater power consumption.

    THE MPEG STANDARDS. In 1991, the Moving Pictures Expert Group, or MPEG, Committee of the International Standards Organization completed a technical specification for a standard to compress moving audio and video into a single data stream. Like JPEG, MPEG 1 removes spatial redundancies from single frames of video data. MPEG 1 improves on JPEG by also removing redundancies that occur between consecutive video frames. Because video represents movement, it is possible to detect and estimate the movement of similar picture elements between video frames, a process called motion estimation. MPEG motion estimation uses the content of previous and future frames to predict the content of the current frame without using its full content. MPEG 1 implements audio compression by exploiting psycho-acoustic masking, taking advantage of the fact that the ear is less sensitive to a quiet note at one frequency when a much louder note is present at a nearby frequency. MPEG 1 often achieves audio compression ratios of six-to-one and video compression ratios of over 100-to-1. MPEG 1 is particularly suitable for low-cost CD-ROM applications due to its low-cost implementation.

    In 1993, the MPEG 2 video committee completed a technical specification to address the more stringent requirements of the broadcast industry. MPEG 2 provides more sophisticated prediction techniques, enabling a compression solution to comprehend video as interlaced fields of data, rather than individual frames. MPEG 2 also allows for operation at higher resolution and at higher bit rates than MPEG 1, resulting in improved image quality for high motion, high detail video. MPEG 2 typically achieves compression ratios of 50-to-1. Because of its higher bit rate, MPEG 2 technology cannot be used in standard CD-ROM applications, but can be used in DVD players.

    ZORAN MPEG TECHNOLOGY. Beginning in 1997, we established ourselves as a leading provider of MPEG 2 technology for DVD and Super Video CD applications. We introduced the first DVD decoder device integrating digital video with multi-channel digital audio and programmable audio effects for use in DVD players. We also introduced new MPEG compression chip cores that can be integrated into chips manufactured by OEM customers, enabling these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products.

    AUDIO TECHNOLOGY

    THE DOLBY DIGITAL STANDARD. In 1992, Dolby Laboratories launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby's Pro-Logic analog technique for use in multi-channel digital surround sound systems. It is currently used in movie theaters comprising over 24,000 screens worldwide and is also used in home theater and computer multimedia applications. Digital compression of audio data allows the storage of full quality multi-channel audio playback in the limited space allocated for audio in video-oriented formats. It also facilitates the seamless integration of sound with compressed video. The Dolby Digital audio compression standard is currently the principal audio compression technique used in DVD players. Dolby Digital has also been adopted as a standard for use in high-definition television and digital cable systems.

    OTHER AUDIO STANDARDS. Other digital audio compression standards currently in use include DTS, an audio compression standard that competes with Dolby Digital, MLP, a compression standard for DVD audio, and MP3, used for the download of audio recordings from the Internet.

    ZORAN AUDIO TECHNOLOGY. Working closely with Dolby Laboratories, we have developed a programmable audio digital signal processing engine with an architecture optimized for Dolby Digital and other demanding audio applications and we were the first to develop a single-chip solution for Dolby Digital decoding. Zoran's Vaddis DVD decoders and audio processors now incorporate this engine to allow systems manufacturers to replace system components with software modules, differentiate their products from their competition, use our SILICONSOFTWARE library of advanced audio algorithms, and reduce system costs and time to market. In addition to Dolby Digital, our DVD decoders and audio processors implement all principal audio compression standards, including DTS, MLP and MP3. Our integrated circuits also include additional functions such as Virtual Multi-Channel Digital, surround sound for headphones, High-Definition CD, karaoke processing and speaker equalization.

PRODUCTS

    Our multimedia product line consists of four principal product families:

    - DVD/Super Video CD--audio and video decompression products based on MPEG, Dolby Digital and DTS;

    - Digital Audio--audio decompression products for use in products using MPEG, Dolby Digital, DTS, MLP, MP3 and other audio technologies;

    - Filmless Digital Cameras--video compression and decompression products based on JPEG technology; and

    - PC Video--video compression and decompression products based on JPEG technology.

    The following table lists our principal multimedia integrated circuits currently in production, including the months in which initial production units were first made available to customers:

----------------------------------------------------------------------------------------------
                                                       INITIAL
       PRODUCT                                        COMMERCIAL              PRINCIPAL
        FAMILY                 PRODUCTS                SHIPMENT              APPLICATIONS
----------------------------------------------------------------------------------------------
       DVD and          Vaddis DVD decoder      December 1997           DVD players
    Super Video CD      (ZR36700)
                        Vaddis III Integrated   August 1998
                        DVD decoder
                        (ZR36710)
                        Vaddis IV Integrated    June 1999
                        DVD decoder
                        (ZR36730)
                        SupraAV I Super Video   August 1998             Super Video CD players
                        CD decoder (ZR36205)
                        SupraAV II Super Video  September 1998
                        CD decoder (ZR36215)
----------------------------------------------------------------------------------------------
    Digital Audio       6-channel Dolby         December 1994           Home theater
                        Digital decoder
                        (ZR38500)
                        Programmable Digital    December 1998           Digital speakers for
                        audio processor                                 home theater,
                        (ZR38601)                                       computers and gaming
                                                                        consoles
                        Multi-standard          December 1998           Audio/video receivers,
                        Programmable Digital                            3D headphones
                        audio processor
                        (ZR38650)
----------------------------------------------------------------------------------------------
   Filmless Digital     Filmless digital        February 1999           Filmless digital
       Cameras          camera                                          cameras, security
                        processor--COACH
                        (ZR36400)
                        Filmless digital        September 1999
                        camera
                        processor--COACH-XL
                        (ZR36410)
----------------------------------------------------------------------------------------------
       PC Video         JPEG codec (ZR36050)    April 1993              PC video editing,
                                                                        office automation
                        Integrated converter    February 1995           Color scanners and
                        (ZR36016)*                                      printers
                        JPEG codec (ZR36060)    February 1997           PC video editing,
                                                                        security
                        JPEG PCI multimedia     September 1997          PC video editing
                        controller (ZR36067)
                        PCI multimedia          March 1997              PC video capture
                        controller (ZR36125)
----------------------------------------------------------------------------------------------

* Designed and manufactured by a third party and sold by us under our name pursuant to a non-exclusive license. See "Proprietary Rights and Licenses."

    DVD/SUPER VIDEO CD PRODUCTS. In 1997, we introduced the first member of our Vaddis line of DVD decoders, the Vaddis I. During 1998, we introduced the Vaddis II and Vaddis III, and in 1999 we introduced the Vaddis IV. Our Vaddis decoders perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DTS and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis has additional computation power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers and the Vaddis. The Vaddis IV incorporates a more powerful audio digital signal processor that enables the support of advanced audio algorithms like MPEG 5.1, DTS and audio DVD, which are needed in today's DVD player systems. Vaddis decoders are being used in DVD players manufactured by Sharp, Toshiba and others. The SupraAV is our single chip solution for the Super Video CD market. This single chip performs all of the audio and video decoding required by the Super Video CD standard and also allows additional features, like karaoke, to be implemented without any additional hardware. We provide a full reference design of a Super Video CD player, based on the SupraAV ZR36215, that helps our customers accelerate their time to market for their players.

    DIGITAL AUDIO PRODUCTS. The ZR38601, a single-chip digital audio processor designed to support the growing PC and home theater digital speaker market, takes advantage of most of the advanced audio algorithms included in our SILICONSOFTWARE library. Its eight channel output architecture supports the latest home theater applications, including Dolby Surround EX 6.1 channel sound. The ZR38601's ability to accept six individual channels of audio input also makes it the ideal processor for today's four channel Direct Sound computer games. The ZR38650, a true multi-standard digital audio processor, takes advantage of our complete SILICONSOFTWARE library. It is designed to support the large mid and low range audio/video receiver market, while providing features previously available only on more expensive models.

    FILMLESS DIGITAL CAMERA PRODUCTS. Our JPEG technology is used in filmless digital cameras. In September 1999, we introduced the Camera On A CHip, or COACH--an integrated system on a chip solution that includes most of the electronics of a filmless digital camera. The COACH can be connected directly to a high-resolution (up to 4 mega pixel) CCD or CMOS sensor, process the video information in real time, compress the captured image in real time to a Flash memory, interface an LCD or micro display and interface to all types of flash memory. Among the unique capabilities of the COACH is the ability to transfer in real-time, over a USB bus, high quality video to the PC and thus serve also as a PC video camera. The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH is supplemented by a full filmless digital camera reference design, "Cam ON," shortening the time to market for COACH customers.

    PC VIDEO PRODUCTS. Our ZR36050 and ZR36060 codecs are compression/decompression devices used for real time encoding and decoding of JPEG video for editing applications. They are fully compliant with JPEG standards. The ZR36050 and ZR36060 utilize our proprietary bit rate control technology for high quality video capture. The ZR36050 also features a unique, embedded, "lossless" mode that allows customers to elect to use low compression ratio techniques that result in no data loss for applications where quality is the primary consideration. The ZR36050 and ZR36060 can be installed in a chipset that includes the ZR36067 motion controller for PCI board implementation or pre/ post-processing devices such as the ZR36016 integrated color space/raster-to-block converter. The ZR36060 integrates the functions of the ZR36050, ZR36015 and an additional SRAM device in a single chip. The ZR36067 is a PCI motion JPEG controller targeting consumer-priced but professional quality desktop PCI video editing systems.

    INTEGRATED CIRCUIT CORES. We offer multimedia integrated circuit cores which can be incorporated into our customers' chips. For example, our latest generation programmable audio digital signal processor engine, the ZR39000, offers extended processing power and software compatibility with all previous generations of our digital audio processors, thus allowing it to use our extensive SILICONSOFTWARE library. The ZR39000 is designed to be integrated into DVD, television set-top box, home network, and Internet appliance system-on-a-chip applications. Our video decoder core, the ZR4VD1, can be used to reformat and process video from television-type analog format to digital format, enabling video processing by PCs, digital televisions and other video systems. Our video encoder core, the ZR4VE2, enables the conversion of various digital video formats for display on televisions and PC monitors, and can be integrated into graphics integrated circuits, digital televisions, television set-top boxes and digital cameras.

CUSTOMERS

    The following table lists representative customers, as well as other
OEMs who purchase our products through our distributors. Each of these customers and OEMs has purchased, directly or indirectly, at least $100,000 of our products from January 1, 1999 through December 31, 1999:

--------------------------------------------------------------------------------------------------
    PRODUCT FAMILY                             CUSTOMERS                           OTHER OEMS
--------------------------------------------------------------------------------------------------
DVD/Super Video CD        Cet                       Optibase                   Quisheng
                          Fly Ring                  Marketa Semiconductor      Sharp
                          Digital Technology        Newell Hong Kong           Toshiba
                          Fujifilm                  Xiaxin
                          Holy Stone Enterprise
--------------------------------------------------------------------------------------------------
Digital Audio             Acoustic Accessories      Dolby Laboratories         Denon
                          Altec Lansing             Fujifilm                   Hitachi
                          Amega Technology          Gallant Computer
                          Antex                     Minton Optical Industry
                          Boston Acoustics          Vtech Communications
                          Creative Technology       Xiaxin
--------------------------------------------------------------------------------------------------
PC Video                  Alcom Electronics         Matrox                     Avid
                          Avermedia Technologies    Newer Technology           Lucent Technologies
                          Avex Electronics          Optibase                   Silicon Graphics
                          Edge Electronics          Pinnacle Systems           Sony
                          Electronics For Imaging   SCI Manufacturing Inc.
                          Flash Electronics         Topas Electronic
                          Fujifilm                  Unique Technologies
                          Leadtek Research Inc.
--------------------------------------------------------------------------------------------------
Filmless Digital Camera   Kinpo Electronics Ltd.    Primax Electronics Ltd.
--------------------------------------------------------------------------------------------------

    Fujifilm purchases our products primarily as a distributor and resells these products, in many cases under its own trade name. Fujifilm acts as our primary distributor in Japan and accounts for most of our product sales in Japan.

    During 1998, sales to Fujifilm accounted for 22.7% of our total revenues, including 26.5% of product sales, and sales to Pinnacle accounted for 14.3% of revenues, including 18.8% of product sales. During 1999, sales to Fujifilm accounted for 37.3% of our total revenues, including 41.0% of product sales. During 1998, our four largest customers accounted for 45.7% of our revenues, and during 1999, our four largest customers accounted for approximately 56.9% of our revenues.

RESEARCH AND DEVELOPMENT

    We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets. We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio and video solutions enabled by compression. Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio and video application markets. In addition, we seek to design integrated circuits and cores, as well as copy-ready reference designs which can reduce the time needed by manufacturers to integrate our products into their own products.

    We have historically generated a significant percentage of our total revenues from development contracts with our strategic partners. These development contracts provide that we will receive payments upon reaching certain development milestones and that we will retain ownership of the intellectual property developed. Development contracts have enabled us to fund portions of our product development efforts, to respond to the feature requirements of our customers, to accelerate the incorporation of our products into our customers' products and to accelerate the time-to-market of our customers' products. We are currently developing new integrated circuits based on MPEG and Dolby Digital compression standards pursuant to a development contract with Fujifilm, under which Fujifilm is providing a portion of the development funding. Fujifilm has participated directly in product definition for these development programs and has the right to sell resulting products in Japan under its distribution agreement with us. Fujifilm also has the right to manufacture a portion of our requirements for which it has contributed significant funding.

    We are a party to research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation. These organizations fund up to 50% of incurred project costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. Total grants earned in 1998 were $851,000 and in 1999 were $484,000. No grants were earned in 1997. The terms of Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist. We are currently engaged in the development of improvements to our Camera On A CHip, or COACH, technology under grant from the Chief Scientist. Although we have received grants from the Chief Scientist and the Foundation in the past, we intend to fund future research and development efforts for new products primarily from our own funds and through research and development arrangements with our major OEM customers.

    As of December 31, 1999, we had a staff of 75 full-time and 27 part-time research and development personnel, 98 of whom are based in Israel.

SALES AND MARKETING

    Our sales and marketing strategy is to focus on providing compression solutions for manufacturers seeking to design audio and video products for emerging high volume consumer applications. In cooperation with leading manufacturers of audio and video equipment in the commercial and consumer markets, we attempt to identify market segments which have the potential for substantial growth. To implement our strategy, we have established a direct sales force located at several sales and marketing offices, and a worldwide network of independent sales representatives and distributors. In some cases, our strategic partners also provide sales and marketing support.

    We work closely in the product development process with strategic partners to incorporate our integrated circuits and software into their products. Potential products are designed to meet customer-specific product requirements defined jointly by us and our strategic partners with our partners providing technological input, and in some cases, a portion of the development funding. This strategy has permitted us to develop products with substantial financial and other assistance, while retaining ownership of the technology and ensuring an established customer for the product once development is completed. In addition, our application engineers assist customers in designing their products to incorporate our integrated circuits.

    Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 12-person direct sales staff, of whom nine are located in the United States and three are located in Israel. Our United States sales staff is primarily responsible for sales in North America, South America and Asia, and our Israeli sales staff is primarily responsible for sales in Europe and the Middle East. In addition, we sell our products indirectly through 23 commissioned sales representatives as well as selected distributors. We typically warrant our products for a 12-month period. To date, we have not experienced material product returns or warranty expense.

    During 1998, we opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets. As of December 31, 1999, we had a staff of 18 employees in our China office, including sales, applications and customer support employees.

    We distribute our integrated circuit products in Japan primarily under an agreement with Fujifilm. Under this agreement, Fujifilm acts as the primary distributor in Japan of products developed by us under development contracts with Fujifilm. Fujifilm also sells some of these products in Japan under its own name. We may sell these products directly in Japan only to specified customers and must first buy the products from Fujifilm. Fujifilm also has a nonexclusive license to distribute most of our products outside of Japan. During 1997, we opened a representative office in Tokyo to help promote our products in Japan and to manage the sale of products not sold through Fujifilm, such as integrated circuit cores and certain JPEG products.

    We sell our Dolby Digital-based products under a perpetual, non-exclusive license from Dolby to sell products that incorporate the Dolby Digital algorithm. We are not required to pay license fees or royalties to Dolby under this agreement. Our customers enter into license agreements directly with Dolby, pursuant to which they pay royalties to Dolby. Under our agreement with Dolby, we may sell our Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for our Dolby Digital-based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our sales.

BACKLOG

    Sales of our products are made pursuant to firm purchase orders. However, sometimes we allow customers to cancel or reschedule deliveries. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products ordered as a result of changes in customers' requirements and manufacturing availability. Our business is characterized by short lead times and quick delivery schedules. As a result of these factors, we do not believe that backlog at any given time is a meaningful indicator of future sales.

MANUFACTURING

    We contract our wafer fabrication, assembly and testing to independent foundries and contractors, which enables us to focus on our design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Our engineers work closely with our foundry partners and subcontractors to increase yields, lower manufacturing costs and assure quality.

    Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC is currently manufacturing our DVD, audio and JPEG products. In addition, Fujifilm and Samsung manufacture some integrated circuit products for us. Fujifilm is currently manufacturing our JPEG codec, our JPEG-based converter products and our MPEG 1 decoder. Samsung is currently manufacturing our COACH products. Our independent foundries fabricate products for other companies and may also produce products of their own design.

    All of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.25 micron to 0.8 micron feature sizes. All of our semiconductor products are currently being assembled by one of three independent contractors, ASE, Amkor or ASAT, and tested by those contractors or other independent contractors.

    Our ZR36050 JPEG codec was developed jointly with Fujifilm and is currently manufactured by Fujifilm pursuant to an agreement that grants Fujifilm the right to manufacture up to 80% of our requirements for this product subject to Fujifilm's ability to manufacture the product on substantially the same or better terms and conditions as we could obtain from a third party. This agreement also grants Fujifilm marketing rights in Japan with respect to these products. See "Sales and Marketing."

    We currently purchase products from all of our foundries under individually negotiated purchase orders. Our agreement with Fujifilm entitles us to obtain wafer foundry services from Fujifilm on most favored pricing and availability terms, subject to Fujifilm's technological capabilities and reasonable limitations as to quality and delivery terms requested by us.

    We do not currently have a long-term supply contract with TSMC or Samsung, and therefore neither TSMC nor Samsung is obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

COMPETITION

    Our existing and potential competitors include many large domestic and international companies that have substantially greater resources in the areas of:

    - finance;

    - manufacturing;

    - technology;

    - marketing; and

    - distribution.

    These competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. In the market for JPEG-based products for desktop video editing applications, our principal competitors are C-Cube Microsystems and LSI Logic. Cirrus Logic (Crystal Semiconductor), Fujitsu, Motorola, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. C-Cube, ESS, LSI Logic, LuxSonor, Matsushita, National Semiconductor, Oak Technology, STMicroelectronics, Sony and Winbond have introduced integrated audio and video devices for DVD and Super video CD applications. These manufacturers, as well as others, are licensed by Dolby to incorporate Dolby Digital technology in their products. In addition, some manufacturers, including Sony, incorporate compression technologies other than Dolby Digital in audio products that compete with products using our integrated circuits. In the markets for JPEG-based products for use in filmless digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs. LSI Logic and Ricoh are providing system-on-a-chip solutions for filmless digital cameras to third parties. In the market for MPEG-based chip core products, our principal competitors are David Sarnoff Research Center and SICAN Microelectronics.

    We believe that our ability to compete successfully in the rapidly evolving markets for high performance audio and video compression technology depends on a number of factors, including:

    - price, quality, performance and features of our products;

    - the timing and success of new product introductions by us, our customers and our competitors;

    - the emergence of new industry standards;

    - our ability to obtain adequate foundry capacity;

    - the number and nature of our competitors in a given market; and

    - general market and economic conditions.

    The markets in which we compete are intensely competitive and are characterized by rapid technological change, declining average unit selling prices and rapid product obsolescence. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly or provide higher performance or more desirable features than our products.

    The DVD market is just emerging, and additional competitors are expected to enter the market for integrated circuits used in DVD players. We believe that several large Japanese consumer electronics companies may be planning to enter this market and may attempt to develop MPEG 2 hardware or software to compete with our products. Some of these potential competitors may develop captive implementations for use only with their own PC and commercial and consumer electronics products. This increased competition may result in price reductions, reduced profit margins and loss of market share.

    Historically, average unit selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the average unit selling prices of our products, we will likely need to reduce the cost of our products. We intend to accomplish this by implementing design changes that lower the cost of manufacture, assembly and testing, by negotiating reduced charges by our foundries as and if volumes increase, and by successfully managing our manufacturing and subcontracting relationships. Since we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships our business would be harmed.

PROPRIETARY RIGHTS AND LICENSES

    Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, distributors, customers and potential customers and limit access to our proprietary information. We currently hold several U.S. patents, and have additional patent applications pending, that pertain to technologies and processes relating to our current business. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums that license patents relating to the MPEG standard has created uncertainty with respect to the use and enforceability of patents implementing that standard. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

    We sell our Dolby Digital-based products under a perpetual non-exclusive license from Dolby which permits us to incorporate the Dolby Digital algorithm into our products. Our customers enter into license agreements with Dolby pursuant to which they pay royalties directly to Dolby. Under our agreement with Dolby, we may sell our Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for our Dolby Digital-based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our business.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundries from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been subject to intellectual property claims and litigation in the past and we may be subject to additional claims in the future. In particular, given the uncertainty discussed above regarding patents relating to the MPEG standard, it is difficult for us to assess the possibility that our activities in the MPEG field may give rise to future patent infringement claims. Litigation by or against us relating to patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology used by us we could incur substantial liabilities and to suspend the manufacture of products, or the use by our foundries of certain processes.

EMPLOYEES

    As of December 31, 1999, we had 152 full-time and 37 part-time and contract employees, including 75 full-time and 27 part-time and contract employees primarily involved in research and development activities, 53 in marketing and sales, 24 in finance and administration and 10 in manufacturing control and quality assurance. We have 88 full-time employees and 29 part-time and contract employees based in Israel, including 98 employees who are primarily involved in engineering and research and development. There are 48 individuals at our facilities in Santa Clara, California. The remaining employees are located in our international offices in Canada, Japan and China. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2. PROPERTIES.

    Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 24,000 square feet of leased space in Santa Clara, California under a lease expiring in March 2000. We have completed negotiating a renewal of this lease that will expire in March 2003. Our principal research and development and engineering facilities and the balance of our administration, marketing and sales operations are located in approximately 20,000 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in 2004. The aggregate annual gross rent for our facilities was approximately $1,010,000 in 1999. We also lease sales offices in Tokyo, Japan and Shenzhen, China. See Note 7 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any pending legal proceedings which we believe will materially affect our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS

    The names of our executive officers and their ages as of December 31, 1999 are as follows:

NAME                               AGE                                POSITION
----                             --------   ------------------------------------------------------------
Levy Gerzberg, Ph.D............     54      President, Chief Executive Officer and Director
Aharon Aharon..................     46      Senior Vice President and Chief Operating Officer
Isaac Shenberg, Ph.D...........     49      Senior Vice President, Business and Strategic Development
Bruce Renouard.................     39      Vice President, Worldwide Sales
Paul R. Goldberg...............     54      Vice President, Audio Products and Intellectual Properties
Karl Schneider.................     45      Vice President, Finance and Chief Financial Officer
Shmuel Farkash, Ph.D...........     43      Vice President, Video Products
Alon Ironi.....................     36      Vice President, Engineering, General Manager, Israel

    LEVY GERZBERG was a co-founder of Zoran in 1981 and has served as our President and Chief Executive Officer since December 1988 and as a director since 1981. Dr. Gerzberg also served as our President from 1981 to 1984 and as our Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to co-founding Zoran, Dr. Gerzberg was Associate Director of Stanford University's Electronics Laboratory. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

    AHARON AHARON joined Zoran as Vice President, Engineering--Haifa Operations in February 1997 and was elected Vice President, Engineering in August 1997 and Senior Vice President and Chief Operating Officer in October 1998. From 1983 to February 1997, Mr. Aharon was employed by IBM in a variety of engineering and management positions, including Senior Manager of VLSI Design Tools from 1993 to February 1997 and Design Automation Manager from 1989 to 1993. Mr. Aharon holds a B.S. and M.S. in Electrical Engineering from the Technion.

    ISAAC SHENBERG has served as Vice President, Sales and Marketing of Zoran since January 1995 and as Senior Vice President, Business and Strategic Development since October 1998. From August 1990 to January 1995, Dr. Shenberg served as our Product Line Business Manager. Dr. Shenberg holds a Ph.D. in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from the Technion.

    BRUCE RENOUARD joined Zoran as Vice President, Worldwide Sales in September 1999. From August 1997 to September 1999, Mr. Renouard served as Director of Worldwide Market Development for IDT/Centour, a semiconductor company. From December 1995 to August 1997, Mr. Renouard served as National Distribution Sales Manager of Cyrix Corporation, a semiconducter company. From April 1993 to December 1995, Mr. Renouard served as District Sales Manager for Cyrix. Mr. Renouard holds a B.S.E.E. in Electrical Engineering from Southern Methodist University.

    PAUL R. GOLDBERG joined Zoran as Vice President, Systems Solutions in
June 1996 and was elected Vice President, Audio Products in October 1998. From April 1991 to June 1996, Mr. Goldberg was employed as film products group leader at Dolby Laboratories, Inc. From 1988 to 1990, Mr. Goldberg was Director of the Tandy Electronic Research Center. From 1979 to 1988, Mr. Goldberg was employed by Wavetek Incorporated and its spin-off, Advanced Image Data, most recently as Vice President of Research and Development and Market Development of AID. Prior thereto, Mr. Goldberg was employed by Smith Kline Instruments, most recently as Director of Biomedical Research and Development. Mr. Goldberg holds a B.S. in Electrical Engineering from the University of Minnesota.

    KARL SCHNEIDER joined Zoran as Corporate Controller in January 1998 and was elected Vice President, Finance and Chief Financial Officer in July 1998. From September 1996 through 1997, Mr. Schneider served as Controller for the Film Measurement and Robotics and Integrated Technologies divisions of KLA-Tencor, a semiconductor equipment company. Mr. Schneider served as the Corporate Controller for SCM Microsystems, Inc. from October 1995 to September 1996, Controller for Reply Corporation from January 1994 to September 1995, Director of Finance for Digital F/X from October 1992 to January 1994 and Controller for Flextronics from September 1987 through June 1991. Mr. Schneider holds a B.S. in Business Administration from San Diego State University.

    SHMUEL FARKASH joined Zoran in March 1992 as a senior research and development engineer. In February 1994 Dr. Farkash became our marketing and sales manager for Europe. In June 1996 Dr. Farkash became Director of Marketing for the JPEG product line. In July 1998, Dr. Farkash was elected Vice President, Video Products, with responsibilities for the JPEG and DVD product lines.
Dr. Farkash holds a Ph.D., M.S., and a B.S. in Electrical Engineering from the Technion.

    ALON IRONI joined Zoran as a system engineer in March 1993. Mr. Ironi subsequently served as our Manager, System Engineering and Manager, Architecture and Algorithms. Mr. Ironi was elected Vice President, Engineering, Israel in January 1999. From March 1990 to March 1993, Mr. Ironi served as a DSP software engineer for the DSP Group. Mr. Ironi holds a B.S. in Electrical Engineering from the Technion.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

    We effected our initial public offering of our common stock on December 15, 1995. Since that date, our common stock has been quoted on the Nasdaq National Market under the symbol "ZRAN." The following table sets forth the high and low closing sales price of our common stock as reported as The Nasdaq National Market for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
1999:
First Quarter...............................................   $20.00     $11.88
Second Quarter..............................................   $17.50     $ 8.88
Third Quarter...............................................   $35.81     $17.06
Fourth Quarter..............................................   $55.75     $21.00

1998:
First Quarter...............................................   $18.25     $12.50
Second Quarter..............................................   $14.75     $ 9.50
Third Quarter...............................................   $12.06     $ 5.88
Fourth Quarter..............................................   $18.00     $ 5.19

    As of December 31, 1999, there were 271 holders of record of our common stock.

    We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                        (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales................................  $52,887    $33,465    $32,717    $35,503    $18,086
  Software, licensing and development..........    8,787     10,760     12,210      8,606      5,378
                                                 -------    -------    -------    -------    -------
    Total revenues.............................   61,674     44,225     44,927     44,109     23,464
                                                 -------    -------    -------    -------    -------
Costs and expenses:
  Cost of product sales........................   28,523     19,036     16,032     20,262      9,306
  Research and development.....................   12,651     13,548     13,787      8,954      5,916
  Selling, general and administrative..........   14,251     11,551     11,209     10,739      6,748
  Merger and related...........................       --         --         --      2,153         --
                                                 -------    -------    -------    -------    -------
    Total costs and expenses...................   55,425     44,135     41,028     42,108     21,970
                                                 -------    -------    -------    -------    -------
Operating income...............................    6,249         90      3,899      2,001      1,494
Interest and other income (expense), net.......    1,585      1,071      1,258      1,027       (147)
                                                 -------    -------    -------    -------    -------
Income before income taxes.....................    7,834      1,161      5,157      3,028      1,347
Provision for income taxes.....................    1,175        232        928        665        399
                                                 -------    -------    -------    -------    -------
Net income.....................................  $ 6,659    $   929    $ 4,229    $ 2,363    $   948
                                                 =======    =======    =======    =======    =======
Basic net income per share(1)..................  $  0.61    $  0.09    $  0.45    $  0.27    $  0.35
                                                 =======    =======    =======    =======    =======
Diluted net income per share(1)................  $  0.54    $  0.08    $  0.38    $  0.22    $  0.11
                                                 =======    =======    =======    =======    =======
Shares used to compute basic net income per
  share(1).....................................   10,844     10,042      9,412      8,802      2,391
                                                 =======    =======    =======    =======    =======
Shares used to compute diluted net income per
  share(1).....................................   12,249     11,119     11,072     10,661      8,397
                                                 =======    =======    =======    =======    =======

                                                                 DECEMBER 31,
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
                                                                (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..............................  $145,632   $ 19,175   $ 22,376   $ 23,419   $ 21,438
Working capital............................   157,583     30,830     28,582     24,673     19,753
Total assets...............................   182,468     49,170     50,944     41,382     31,264
Long-term debt, less current portion.......        --         --         --         --        601
Accumulated deficit........................   (37,517)   (44,176)   (45,105)   (49,334)   (51,697)
Total stockholders' equity.................   163,445     36,186     34,286     28,530     20,917

------------------------

(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    From our inception in 1981 through 1991, we derived the substantial majority of our revenue from digital filter processors and vector signal processors used principally in military, industrial and medical applications. In 1989, we repositioned our business to develop and market data compression products for the evolving multimedia markets and discontinued development of digital filter processor and vector signal processor products. In 1994, we discontinued production of these products. Our current lines of digital audio and video products include integrated circuits and related products used in digital versatile disc players, movie and home theater systems, filmless digital cameras and video editing systems.

    In December 1996, we expanded our compression based product offerings through the acquisition of CompCore Multimedia, a provider of software-based compression products and cores for audio and video decoder integrated circuits.

    We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to distributors and the transition from low-volume to high-volume production. During 1997 and 1998, we reduced the prices of some of our products in order to better penetrate the consumer market. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

    Our cost of product sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. If we are unable to reduce our cost of product sales to offset anticipated decreases in average selling prices, our product gross margins will decrease. Our product gross margin is also dependent on product mix and on the percentage of products sold directly to our OEM customers versus indirectly through our marketing partners who purchase our products at lower prices but absorb most of the associated marketing and sales support expenses, maintain inventories and provide customer support and training. Lower gross margins on sales to distributors are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm, our strategic partner and distributor in Japan. Fujifilm provides more sales and marketing support than our other distributors. We expect both product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

    We also derive revenue from licensing our software and other intellectual property. Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee. In addition, we have historically generated a significant percentage of our total revenues from development contracts, primarily with key customers, although development revenue has declined as a percentage of total revenues over the past several years. These development contracts have provided us with partial funding for the development of some of our products. These development contracts provide for license and milestone payments which are recorded as development revenue. We classify all development costs, including costs related to these development contracts, as research and development expenses. We retain ownership of the intellectual property developed by us under these development contracts. While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

    Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies. We are also a party to research and development agreements with the Chief Scientist in Israel's

Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require us to use our best efforts to achieve specified results and require us to pay royalties at rates of 3% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. We believe that significant investments in research and development are required for us to remain competitive and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

    Our selling, general and administrative expenses consist primarily of employee-related expenses, royalties, sales commissions, product promotion and other professional services. We expect that selling, general and administrative expenses will continue to increase to support our anticipated growth.

    We conduct a substantial portion of our research and development and certain sales and marketing and administrative operations in Israel through our wholly-owned Israeli subsidiary. As a result, some of our expenses are incurred in New Israeli Shekels. To date, substantially all of our product sales and our development and licensing revenue have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. We expect that most of our sales and costs of sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations. We may in the future elect to take appropriate action to reduce our foreign exchange risk.

    Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israeli subsidiary's status as an "Approved Enterprise" under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2000 and 2009, and the benefits from our subsidiary's Approved Enterprise status expire at various times beginning in 2003.

    In June 1999, we sold to MGI Software of Canada the intellectual property related to our SoftDVD product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock and future royalties. Our results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of interest and other income or expense. In connection with this transaction, we also recorded a charge that reduced software, licensing and development revenue for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. The net impact of the MGI transaction on our operating results was an after-tax gain of $172,000, or $0.01 per share on a diluted basis. This gain does not reflect the potential future economic benefit that may be derived from this transaction and realized in future periods in the form of royalties. We do not currently expect, however, that these royalties will have a material impact on quarterly revenues for the foreseeable future. In addition, the shares of MGI stock received by us as part of this transaction are subject to future appreciation or depreciation. Our software revenues have declined significantly as a result of the sale of the SoftDVD product line.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1999          1998          1997
                                                           --------      --------      --------
Revenues:
  Product sales......................................        85.8%         75.7%         72.8%
  Software, licensing and development................        14.2          24.3          27.2
                                                            -----         -----         -----
    Total revenues...................................       100.0         100.0         100.0
                                                            -----         -----         -----
Costs and expenses:
  Cost of product sales..............................        46.3          43.0          35.7
  Research and development...........................        20.5          30.7          30.7
  Selling, general and administrative................        23.1          26.1          24.9
                                                            -----         -----         -----
    Total costs and expenses.........................        89.9          99.8          91.3
                                                            -----         -----         -----
Operating income.....................................        10.1           0.2           8.7
Interest and other income (expense), net.............         2.6           2.4           2.8
Income before income taxes...........................        12.7           2.6          11.5
Provision for income taxes...........................         1.9           0.5           2.1
                                                            -----         -----         -----
Net income...........................................        10.8%          2.1%          9.4%
                                                            =====         =====         =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUES. Total revenues increased by 39.5% to $61.7 million in 1999 from $44.2 million in 1998. Product sales increased by 58.0% to $52.9 million in 1999 from $33.5 million in 1998. The increase in product sales resulted primarily from increased unit sales of DVD and Super Video CD products. Software, licensing and development revenues decreased by 18.3% to $8.8 million in 1999 from $10.8 million in 1998. This decrease was principally due to a decline in software licensing revenues following the sale of our SoftDVD product line in June 1999 and, to a lesser degree, a decline in development revenue. These decreases were partially offset by increased revenues from licenses of our integrated circuit cores.

    PRODUCT GROSS MARGIN. Product gross margin increased to 46.1% for 1999 compared to 43.1% for 1998. The increase was due to a shift in product mix to a higher percentage of higher-margin products, a shift in customer mix to a greater percentage of direct sales to OEM customers and lower per-unit manufacturing costs as a result of increased unit sales.

    RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses decreased by 6.6% to $12.7 million in 1999 from $13.5 million in 1998. R&D expenses in 1999 were net of reimbursements in the amounts of $484,000 under product development agreements with the Chief Scientist. For 1998, Chief Scientist reimbursements were $851,000. Gross R&D expenses decreased as a result of a decline in software development activities in the second half of the year following the sale of our SoftDVD product line in June 1999. R&D expenses decreased as a percentage of total revenues to 20.5% in 1999, compared to 30.6% in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased by 23.4% to $14.3 million in 1999 from $11.5 million in 1998. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth in China.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income increased by 48.0% to $1.6 million in 1999 from $1.1 million in 1998. The increase resulted primarily from a $732,000 gain realized from the sale of our SoftDVD product line in the second quarter of 1999.

    PROVISION FOR INCOME TAXES. Our estimated effective tax rate decreased to 15.0% for 1999 from 20.0% in 1998. The decrease reflects our income tax expectation going forward based on increasing foreign operations taxed at lower rates.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES. Total revenues decreased by 1.6% to $44.2 million in 1998 from $44.9 million in 1997. Product sales increased by 2.3% to $33.5 million in 1998 from $32.7 million in 1997. The increase in product sales resulted primarily from increased unit sales of DVD and Super Video CD products. Software, licensing and development revenues decreased by 11.9% to $10.8 million in 1998 from $12.2 million in 1997. This decrease was due to a reduction in royalties from our SoftPEG product.

    PRODUCT GROSS PROFIT. Product gross margin decreased by 15.5% to 43.1% in 1998, compared to 51.0% in 1997. The decrease was due to a product sales mix that included an increased percentage of lower margin products, and higher manufacturing costs during 1998.

    RESEARCH AND DEVELOPMENT. R&D expenses decreased by 1.7% to $13.5 million in 1998 from $13.8 million in 1997. R&D expenses in 1998 were net of reimbursements in the amounts of $851,000 under product development agreements with the Chief Scientist. There were no such reimbursements during 1997. Gross R&D expenses increased as a result of our planned enhancement to our technology and development capabilities. R&D expenses decreased as a percentage of total revenues to 30.6% in 1998, compared to 30.7% in 1997.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased by 3.1% to $11.5 million in 1998 from $11.2 million in 1997. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth in China.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income decreased by 14.9% to $1.1 million in 1998 from $1.3 million in 1997. The decrease resulted primarily from decreased interest income as a result of lower balances of cash, cash equivalents and short-term investments.

    PROVISION FOR INCOME TAXES. Our estimated effective tax rate increased to 20.0% for 1998 from 18.0% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    During 1999 and 1998, our capital requirements were satisfied primarily by cash flows from operations. In December 1999, we received net proceeds of $112.9 million from a public offering of our common stock. At December 31, 1999, we had $12.7 million of cash and cash equivalents, $133.0 million of short-term investments and $157.6 million of working capital.

    Our operating activities provided cash of $7.0 million during the twelve months ended December 31, 1999, primarily due to net income. An increase in accounts receivable, due to the increase in revenues during 1999, was offset by increases in accrued expenses, accounts payable and by the non-cash impact of depreciation and amortization.

    Cash used in investing activities was $118.2 million during the twelve months ended December 31, 1999. Capital equipment expenditures accounted for $2.8 million of the cash used while the purchase of short-term investments used $115.4 million.

    Cash provided by financing activities was $115.6 million for the twelve months ended December 31, 1999 and primarily consisted of net proceeds of $112.9 million from our public offering of common stock in December 1999. Net proceeds are what we received after paying the underwriting discount and other expenses for this offering. Cash provided by financing activities also consisted of proceeds from the issuance of common stock under our incentive stock option and employee stock purchase plans.

    We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through 2000. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

    - the levels at which we maintain inventory and accounts receivable;

    - the market acceptance of our products;

    - the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

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

    To the extent that our existing resources and cash generated from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private financings or borrowings. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

STOCK OPTION REPRICING

    In August 1998, our employees were offered the opportunity to reprice their options. Repricing was conditional on employees accepting the restart of their vesting schedule. The vesting schedule would however, revert back to the original schedule if we meet significant performance goals. At the end of 1999, the Company did, in fact, meet these performance goals and vesting schedules of the repriced stock options reverted to their original vesting timetable. Substantially all options with an exercise price in excess of $5.94 were cancelled and replaced with new options having an exercise price of $5.94, the market price on the date that the employees accepted the repricing. A total of 924,164 shares were repriced.

FUTURE PERFORMANCE AND RISK FACTORS

Our future business operating results and financial condition are subject to various risks and uncertainties, including those described below:

OUR QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS, WHICH MAY RESULT IN VOLATILITY OR A DECLINE IN THE PRICE OF OUR STOCK.

    Our quarterly operating results have varied significantly due to a number of factors, including:

    - fluctuation in demand for our products;

    - the timing of new product introductions by us and our competitors;

    - the level of market acceptance of new and enhanced versions of our products and our customers' products;

    - the timing of large customer orders;

    - the length and variability of the sales cycle for our products;

    - the cyclical nature of the semiconductor industry;

    - the availability of development funding and the timing of development revenue;

    - changes in the mix of products sold;

    - seasonality in demand for our products;

    - competitive pricing pressures; and

    - the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

    We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

    - the cost and availability of adequate foundry capacity;

    - fluctuations in manufacturing yields;

    - the emergence of new industry standards;

    - product obsolescence; and

    - the amount of research and development expenses associated with new product introductions.

    Our operating results could also be harmed by:

    - economic conditions generally or in various geographic areas where we or our customers do business;

    - other conditions affecting the timing of customer orders; or

    - a downturn in the markets for our customers' products, particularly the consumer electronics market.

    These factors are difficult or impossible to forecast. We place orders to purchase our products from independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from our customers. If anticipated shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high. If anticipated license revenues in any quarter are canceled or do not occur, gross margins may be reduced. A significant portion of our expenses are relatively fixed, and the timing of increases in expenses is based in large part on our forecast of future revenues. As a result, if revenues do not meet our expectations we may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could harm our operating results.

    As a result of these factors, our operating results may vary significantly from quarter to quarter. Any shortfall in revenues or net income from levels expected by securities analysts could cause a decline in the trading price of our stock.

OUR SUCCESS FOR THE FORESEEABLE FUTURE WILL BE DEPENDENT ON GROWTH IN DEMAND FOR INTEGRATED CIRCUITS FOR DIGITAL VERSATILE DISC, OR DVD, SUPER VIDEO CD, DIGITAL AUDIO, VIDEO EDITING AND FILMLESS DIGITAL CAMERA APPLICATIONS AND OUR ABILITY TO MARKET AND SELL OUR PRODUCTS TO MANUFACTURERS WHO INCORPORATE THOSE TYPES OF INTEGRATED CIRCUITS INTO THEIR PRODUCTS.

    In 1999, we derived a majority of our product revenues from the sale of integrated circuits for DVD and Super Video CD applications. We expect that sales of our products for DVD and Super Video CD applications, digital audio applications and video editing applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our recently introduced products for filmless digital camera applications will also have a significant impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

OUR CUSTOMERS EXPERIENCE FLUCTUATING PRODUCT CYCLES AND SEASONALITY, WHICH CAUSES OUR SALES TO FLUCTUATE.

    Because the markets our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventory of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both mature products and replacement products. A delay in the customer's transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the fourth calendar quarter represents a disproportionate percentage of sales for our customers due to the holiday period, and therefore a disproportionate percentage of our sales. We expect these sales fluctuations to continue for the foreseeable future.

PRODUCT SUPPLY AND DEMAND IN THE SEMICONDUCTOR INDUSTRY IS SUBJECT TO CYCLICAL VARIATIONS.

    The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. In some cases, these downturns have lasted more than one year. A downturn in the semiconductor industry could harm our sales and revenues if demand drops or our gross margins if average selling prices decline.

THE DEVELOPMENT AND EVOLUTION OF MARKETS FOR OUR INTEGRATED CIRCUITS IS DEPENDENT ON FACTORS SUCH AS INDUSTRY STANDARDS, OVER WHICH WE HAVE NO CONTROL; FOR EXAMPLE, IF MANUFACTURERS ADOPT NEW OR COMPETING INDUSTRY STANDARDS WITH WHICH OUR PRODUCTS ARE NOT COMPATIBLE, OUR EXISTING PRODUCTS WOULD BECOME LESS DESIRABLE TO THE MANUFACTURERS AND OUR SALES WOULD SUFFER.

    The emergence of markets for our products is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Manufacturers may not continue to follow these standards, which would make our products less desirable to manufacturers and reduce our sales. Also, competing standards may emerge that are preferred by manufacturers, which could also reduce our sales and require us to make significant expenditures to develop new products. The emergence of new markets for our products is also dependent in part upon third parties developing and marketing content in a format compatible with commercial and consumer products that incorporate our products. If content compatible with commercial and consumer products that incorporate our products is not available, manufacturers may not be able to sell products incorporating our integrated circuits, and our sales to manufacturers would suffer.

WE RELY ON INDEPENDENT FOUNDRIES AND CONTRACTORS FOR THE MANUFACTURE, ASSEMBLY AND TESTING OF OUR INTEGRATED CIRCUITS, AND THE FAILURE OF ANY OF THESE THIRD PARTIES TO DELIVER PRODUCTS OR OTHERWISE PERFORM AS REQUESTED COULD DAMAGE OUR RELATIONSHIPS WITH OUR CUSTOMERS AND HARM OUR SALES AND FINANCIAL RESULTS.

    We do not operate any manufacturing facilities, and we rely on independent foundries to manufacture substantially all of our products. These independent foundries fabricate products for other companies and may also produce products of their own design. From time to time there are manufacturing capacity shortages in the semiconductor industry. We do not have long-term supply contracts with any of our suppliers, including our principal supplier, Taiwan Semiconductor Manufacturing Company, or TSMC. Therefore, TSMC is not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

    Our reliance on independent foundries involves a number of risks, including:

    - the inability to obtain adequate manufacturing capacity;

    - the unavailability of or interruption in access to certain process technologies necessary for manufacture of our products;

    - reduced control over delivery schedules;

    - reduced control over quality assurance;

    - reduced control over manufacturing yields and cost; and

    - potential misappropriation of our intellectual property.

    In addition, TSMC and some of our other foundries are located in areas of the world which are subject to natural disasters such as earthquakes. While the recent earthquake in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC's facility could severely reduce TSMC's ability to manufacture our integrated circuits. The loss of any of our manufacturers as a supplier, our inability to expand the supply of our products in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason could delay or reduce shipments of our products. Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

    We also rely on independent contractors for the assembly and testing of our products. At present, all of our semiconductor products are assembled by one of three independent contractors: ASE, Amkor or ASAT. Our semiconductor products are tested by these contractors or other independent contractors. Our reliance on independent assembly and testing houses limits our control over delivery schedules, quality assurance and product cost. Disruptions in the services provided by our assembly or testing houses or other circumstances that would require us to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of our products. These constraints or delays could damage our relationships with current and prospective customers and harm our sales and financial results.

BECAUSE FOUNDRY CAPACITY IS LIMITED WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

    If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would likely be reduced. In order to secure additional foundry capacity, we have considered and will continue to consider various arrangements with suppliers, which could include, among others:

    - option payments or other prepayments to a foundry;

    - nonrefundable deposits with or loans to foundries in exchange for capacity commitments;

    - contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

    - issuance of our equity securities to a foundry;

    - investment in a foundry;

    - joint ventures; or

    - other partnership relationships with foundries.

    We may not be able to make any such arrangement in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Such penalties may be expensive and could harm our financial results.

IF OUR INDEPENDENT FOUNDRIES DO NOT ACHIEVE SATISFACTORY YIELDS, OUR RELATIONSHIPS WITH OUR CUSTOMERS MAY BE HARMED.

    The fabrication of silicon wafers is a complex process. Minute levels of contaminants in the manufacturing environment, defects in photomasks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial portion of the integrated circuits on a wafer to be non-functional. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. As a result, foundries often experience problems achieving acceptable yields, which are represented by the number of good integrated circuits as a proportion of the number of total integrated circuits on any particular wafer. Poor yields from our independent foundries would reduce our ability to deliver our products to customers, harm our relationships with our customers, and harm our business.

TO BE SUCCESSFUL, WE MUST EFFICIENTLY DEVELOP NEW AND ENHANCED PRODUCTS TO MEET RAPIDLY CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS.

    The markets for our products are characterized by:

    - rapidly changing technologies;

    - evolving industry standards;

    - frequent new product introductions; and

    - short product life cycles.

    We expect to increase our product development expenses, and our future success will depend to a substantial degree upon our ability to develop and introduce, on a timely and cost-effective basis, new and enhanced products that meet rapidly changing customer requirements and industry standards. We may not successfully develop, introduce or manage the transition to new products. Delays in the introduction or shipment of new or enhanced products, lack of market acceptance for such products or problems associated with new product transitions could harm our sales and financial results.

WE FACE COMPETITION OR POTENTIAL COMPETITION FROM COMPANIES WITH GREATER RESOURCES THAN OURS, AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH THESE COMPANIES, OUR MARKET SHARE MAY DECLINE AND OUR BUSINESS COULD BE HARMED.

    Competition in the compression technology market has historically been dominated by large companies such as STMicroelectronics and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

    - C-Cube Microsystems;

    - LSI Logic;

    - Cirrus Logic (Crystal Semiconductor);

    - Fujitsu; and

    - Motorola.

    For example, in the markets for JPEG-based products for use in filmless digital cameras, LSI Logic and Ricoh are providing system-on-a-chip solutions to third parties. We also face competition from internally-developed solutions developed and used by major Japanese original equipment manufacturers, who may also be our customers.

    Many of our existing and potential competitors have substantially greater resources than ours in many areas, including:

    - finances;

    - manufacturing;

    - technology;

    - marketing; and

    - distribution.

    Many of our competitors have broader product lines and longer standing relationships with customers than we do. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. In addition, a number of private companies have announced plans for new products to address the same digital multimedia compression problems that our products address. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

    The DVD market is just emerging, and additional competitors are expected to enter the market for DVD players and software. We believe that several large Japanese consumer electronics companies may be planning to enter this market and may, accordingly, attempt to develop MPEG 2 hardware or software that may be competitive with our products. Some of these potential competitors may develop captive implementations for use only with their own PC and consumer electronics products. It is also possible that application software vendors, such as Microsoft, may attempt to enter the DVD application market in the future. This increased competition may result in price reductions, reduced profit margins and loss of market share.

OUR PRODUCTS ARE CHARACTERIZED BY AVERAGE SELLING PRICES THAT DECLINE OVER RELATIVELY SHORT TIME PERIODS; IF WE ARE UNABLE TO REDUCE OUR COSTS OR INTRODUCE NEW PRODUCTS WITH HIGHER AVERAGE SELLING PRICES, OUR FINANCIAL RESULTS WOULD SUFFER.

    Average selling prices for our products decline over relatively short time periods. Many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we sell more units, and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. Our operating results suffer when gross margins decline. We may experience these problems in the future and cannot predict when they may occur or their severity.

WE DERIVE MOST OF OUR REVENUE FROM SALES TO A SMALL NUMBER OF LARGE CUSTOMERS, AND IF WE ARE NOT ABLE TO RETAIN THESE CUSTOMERS, OR THEY RESCHEDULE, REDUCE OR CANCEL ORDERS, OUR REVENUES WOULD BE REDUCED AND OUR FINANCIAL RESULTS WOULD SUFFER.

    Our largest customers account for a substantial percentage of our revenues. In 1999, sales to Fujifilm accounted for 37.3% of our total revenues and 41.0% of our product sales. Our four largest customers in 1999 accounted for approximately 56.9% of our total revenues. During 1998, our four largest customers accounted for approximately 45.7% of our revenues with Fujifilm accounting for 22.7% and Pinnacle 14.3%. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

WE ARE DEPENDENT ON OUR RELATIONSHIP WITH FUJIFILM FOR A SIGNIFICANT PERCENTAGE OF OUR PRODUCT SALES, AND IF THIS RELATIONSHIP WERE TERMINATED, OUR BUSINESS WOULD BE HARMED.

    Fujifilm has been our largest customer in three of the last five years. Fujifilm purchases our products primarily as a distributor. Under our arrangement with Fujifilm, Fujifilm acts as the primary distributor in Japan of products developed by us under development contracts with Fujifilm. Fujifilm also sells some of these products in Japan under its own name. We may sell these products directly in Japan only to specified customers and must first buy the products from Fujifilm. Fujifilm provides more sales and marketing support than our other distributors. Fujifilm also has a nonexclusive license to distribute most of our products outside of Japan. Fujifilm has provided wafer manufacturing services on a most-favored terms basis to us since 1993 and has also provided funding to support our development efforts. If our relationship with Fujifilm were terminated, our business would be harmed.

OUR PRODUCTS GENERALLY HAVE LONG SALES CYCLES AND IMPLEMENTATION PERIODS, WHICH INCREASES OUR COSTS IN OBTAINING ORDERS AND REDUCES THE PREDICTABILITY OF OUR EARNINGS.

    Our products are technologically complex. Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. Longer sales cycles require us to invest significant resources in attempting to make sales and delay the generation of revenue.

    Long sales cycles also subject us to other risks, including customers' budgetary constraints, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers' purchase decisions. The time required for our customers to incorporate our products into their own can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results.

WE ARE NOT PROTECTED BY LONG-TERM CONTRACTS WITH OUR CUSTOMERS.

    We generally do not enter into long-term purchase contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. In the event of an early termination by one of our major customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our financial results.

WE ARE DEPENDENT UPON OUR INTERNATIONAL SALES AND OPERATIONS; ECONOMIC, POLITICAL OR MILITARY EVENTS IN A COUNTRY WHERE WE MAKE SIGNIFICANT SALES OR HAVE SIGNIFICANT OPERATIONS COULD INTERFERE WITH OUR SUCCESS OR OPERATIONS THERE AND HARM OUR BUSINESS.

    During 1999, 79.5% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

    We are subject to the risks inherent in doing business internationally, including:

    - unexpected changes in regulatory requirements;

    - fluctuations in exchange rates;

    - political and economic instability;

    - imposition of tariffs and other barriers and restrictions; and

    - the burdens of complying with a variety of foreign laws.

    The majority of our research and development personnel and facilities and a significant portion of our sales personnel are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Some of our officers and employees in Israel are obligated to perform up to 39 days of military reserve duty annually. The absence of these employees for significant periods during the work week may cause us to operate inefficiently during these periods.

    During 1998, we opened an office in Shenzhen, China. Our operations in China will be subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease and any slowdown may have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. This deflation could result in devaluation of the Chinese Yuan, which could reduce our sales to the Chinese market.

THE PRICES OF OUR PRODUCTS MAY BECOME LESS COMPETITIVE DUE TO FOREIGN EXCHANGE FLUCTUATIONS.

    Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency and our products may be less competitive in that country. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM CHALLENGES BY THIRD PARTIES.

    Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. If competitors are able to use our technology, our ability to compete effectively could be harmed.

WE COULD BECOME SUBJECT TO CLAIMS AND LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS AND REQUIRE US TO INCUR SIGNIFICANT COSTS.

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties' intellectual property rights. We could become subject to litigation in the future either to protect our intellectual property or as a result of allegations that we infringe others' intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

    - stop selling our products that incorporate the challenged intellectual property;

    - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

    - pay damages; or

    - redesign those products that use such technology.

    If we are forced to take any of the foregoing actions, our business could be severely harmed.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, OUR PRODUCTS COULD BECOME OBSOLETE.

    From time to time we may be required to license technology from third parties to develop new products or product enhancements. Third party licenses may not be available to us on commercially reasonable terms, if at all. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

IF WE ARE NOT ABLE TO APPLY OUR NET OPERATING LOSSES AGAINST TAXABLE INCOME IN FUTURE PERIODS, OUR FINANCIAL RESULTS WILL BE HARMED.

    Our future net income and cash flow will be affected by our ability to apply our net operating losses, which totaled approximately $48.0 million for federal tax reporting purposes as of December 31, 1999, against taxable income in future periods. Our net operating losses incurred prior to the consummation of our initial public offering in 1995 that we can use to reduce future taxable income for federal tax purposes are limited to approximately $3.0 million per year. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could harm our financial condition. See Note 9 of Notes to Consolidated Financial Statements.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SEVERELY HARM OUR FINANCIAL CONDITION.

    We intend to consider investments in complementary companies, products or technologies. While we have no current agreements to do so, we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

    - issue stock that would dilute our current stockholders' percentage ownership;

    - incur debt;

    - assume liabilities;

    - incur amortization expenses related to goodwill and other intangible assets; or

    - incur large and immediate write-offs.

    Our operation of any acquired business will also involve numerous risks, including:

    - problems combining the purchased operations, technologies or products;

    - unanticipated costs;

    - diversion of management's attention from our core business;

    - adverse effects on existing business relationships with customers;

    - risks associated with entering markets in which we have no or limited prior experience; and

    - potential loss of key employees, particularly those of the purchased organizations.

    We may not be able to successfully integrate any businesses, products or technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

OUR PRODUCTS COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

    We develop complex and evolving products. Despite testing by us and our customers, errors may be found in existing or new products. This could result in, among other things, a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

IF WE DO NOT MAINTAIN OUR CURRENT DEVELOPMENT CONTRACTS OR ARE UNABLE TO ENTER INTO NEW DEVELOPMENT CONTRACTS, OUR BUSINESS COULD BE HARMED.

    We historically have generated a significant percentage of our total revenues from development contracts, primarily with key customers. These development contracts have provided us with partial funding for the development of some of our products. Under these contracts, we receive payments upon reaching certain development milestones. If we fail to achieve the milestones specified in our existing development contracts, if our existing contracts are terminated or we are unable to secure future development contracts, our ability to cost-effectively develop new products would be reduced and our business would be harmed.

WE MAY NEED ADDITIONAL FUNDS TO EXECUTE OUR BUSINESS PLAN, AND IF WE ARE UNABLE TO OBTAIN SUCH FUNDS, WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS AS PLANNED.

    We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2000. Our capital requirements will depend on many factors, including:

    - acceptance of and demand for our products;

    - the types of arrangements that we may enter into with our independent foundries; and

    - the extent to which we invest in new technology and research and development projects.

    To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders would be reduced. Further, such equity securities may have rights, preferences or privileges senior to those of our common stock. Additional financing may not be available to us when needed or, if available, it may not be available on terms favorable to us.

IF WE FAIL TO MANAGE OUR FUTURE GROWTH, IF ANY, OUR BUSINESS WOULD BE HARMED.

    We anticipate that our future growth, if any, will require us to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. Our ability to manage our growth successfully will also require us to expand and improve our administrative, operational, management and financial systems and controls. Many of our key operations, including the major portion of our research and development operations and a significant portion of our sales and administrative operations, are located in Israel. A majority of our sales and marketing and certain of our research and development and administrative personnel, including our President and Chief

Executive Officer and other officers, are based in the United States. The geographic separation of these operations places additional strain on our resources and our ability to effectively manage our growth. If we are unable to manage growth effectively, our business would be harmed.

WE RELY ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL, WHOSE KNOWLEDGE OF OUR BUSINESS AND INDUSTRY WOULD BE EXTREMELY DIFFICULT TO REPLACE.

    Our success depends to a significant degree upon the continuing contributions of our senior management. The loss of key management personnel could delay product development cycles or otherwise harm our business. We may not be able to retain the services of any of our key employees. We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel, both in the United States and in Israel. Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel. Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies.

THE ISRAELI RATE OF INFLATION MAY NEGATIVELY IMPACT OUR COSTS IF IT EXCEEDS THE RATE OF DEVALUATION OF THE NEW ISRAELI SHEKEL AGAINST THE U.S. DOLLAR.

    A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. As a result, we bear the risk that the rate of inflation in Israel will exceed the rate of devaluation of the New Israeli Shekel in relation to the dollar, which will increase our costs as expressed in dollars. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the New Israeli Shekel. These measures may not adequately protect us from the impact of inflation in Israel.

THE GOVERNMENT PROGRAMS WE PARTICIPATE IN AND TAX BENEFITS WE RECEIVE REQUIRE US TO MEET SEVERAL CONDITIONS AND MAY BE TERMINATED OR REDUCED IN THE FUTURE, WHICH WOULD INCREASE OUR COSTS.

    In the year ended December 31, 1999, we received an aggregate of $484,000 in grants for research and development from the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis. If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs. We also receive tax benefits, in particular exemptions and reductions as a result of the "Approved Enterprise" status of our existing operations in Israel. To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

WE HAVE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND THERE ARE PROVISIONS OF DELAWARE LAW THAT COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY.

    Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These include provisions:

    - prohibiting a merger with a party that has acquired control of 15% or more of our outstanding common stock, such as a party that has completed a successful tender offer, until three years after that party acquired control of 15% of our outstanding common stock;

    - authorizing the issuance of up to 3,000,000 shares of "blank check" preferred stock;

    - eliminating stockholders' rights to call a special meeting of stockholders; and

    - requiring advance notice of any stockholder nominations of candidates for election to our board of directors.

OUR STOCK PRICE HAS FLUCTUATED AND MAY CONTINUE TO FLUCTUATE WIDELY.

    The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 1999 and December 31, 1999, the sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $8.875 to a high of $55.75. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

    - announcements concerning our business or that of our competitors or customers;

    - quarterly variations in operating results;

    - announcements of technological innovations;

    - the introduction of new products or changes in product pricing policies by us or our competitors;

    - proprietary rights or other litigation;

    - changes in analysts' earnings estimates;

    - general conditions in the semiconductor industry; and

    - developments in the financial markets.

    In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may reduce the future market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

    The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

    A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at December 31, 1999 a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     40

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     41

Consolidated Statements of Operations for the three years
  ended
  December 31, 1999.........................................     42

Consolidated Statements of Stockholders' Equity for the
  three years ended
  December 31, 1999.........................................     43

Consolidated Statements of Cash Flows for the three years
  ended
  December 31, 1999.........................................     44

Notes to Consolidated Financial Statements..................     45

Supplemental Data: Selected Quarterly Financial Information
  (Unaudited)...............................................     60

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zoran Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 25, 2000

                                ZORAN COPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  12,665   $  8,221
  Short-term investments....................................    132,967     10,954
  Accounts receivable, net..................................     21,869     15,558
  Inventory.................................................      7,159      7,063
  Prepaid expenses and other current assets.................      1,946      2,018
                                                              ---------   --------
      Total current assets..................................    176,606     43,814
Property and equipment, net.................................      5,662      5,356
Other.......................................................        200         --
                                                              ---------   --------
                                                              $ 182,468   $ 49,170
                                                              =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   7,987   $  6,530
  Accrued expenses and other liabilities....................     11,036      6,454
                                                              ---------   --------
      Total current liabilities.............................     19,023     12,984
                                                              ---------   --------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
  Common Stock: $0.001 par value; 20,000,000 shares
    authorized; 13,919,270 and 10,213,394 shares issued and
    outstanding.............................................         14         10
  Additional paid-in capital................................    195,269     79,635
  Warrants..................................................        717        717
  Accumulated other comprehensive income....................      4,962         --
  Accumulated deficit.......................................    (37,517)   (44,176)
                                                              ---------   --------
      Total stockholders' equity............................    163,445     36,186
                                                              ---------   --------
                                                              $ 182,468   $ 49,170
                                                              =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN COPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Product sales.............................................  $52,887    $33,465    $32,717
  Software, licensing and development.......................    8,787     10,760     12,210
                                                              -------    -------    -------
      Total revenues........................................   61,674     44,225     44,927
                                                              -------    -------    -------
Costs and expenses:
  Cost of product sales.....................................   28,523     19,036     16,032
  Research and development..................................   12,651     13,548     13,787
  Selling, general and administrative.......................   14,251     11,551     11,209
                                                              -------    -------    -------
      Total costs and expenses..............................   55,425     44,135     41,028
                                                              -------    -------    -------
Operating income............................................    6,249         90      3,899
Interest and other income, net..............................    1,585      1,071      1,258
                                                              -------    -------    -------
Income before income taxes..................................    7,834      1,161      5,157
Provision for income taxes..................................    1,175        232        928
                                                              -------    -------    -------
Net income..................................................  $ 6,659    $   929    $ 4,229
                                                              =======    =======    =======

Basic net income per share..................................  $  0.61    $  0.09    $  0.45
                                                              =======    =======    =======
Diluted net income per share................................  $  0.54    $  0.08    $  0.38
                                                              =======    =======    =======
Shares used to compute basic net income per share...........   10,844     10,042      9,412
                                                              =======    =======    =======
Shares used to compute diluted net income per share.........   12,249     11,119     11,072
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZORAN CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                     ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                  OTHER
                                      -------------------    PAID-IN                COMPREHENSIVE   ACCUMULATED
                                       SHARES     AMOUNT     CAPITAL     WARRANTS      INCOME         DEFICIT      TOTAL
                                      --------   --------   ----------   --------   -------------   -----------   --------
Balance at December 31, 1996........    9,029      $ 9       $ 77,855      $ --        $   --        $(49,334)    $ 28,530
Issuance of Common Stock, net.......      772        1            769        --            --              --          770
Issuance of Warrant.................       --       --             --       717            --              --          717
Amortization of deferred
  compensation......................       --       --             40        --            --              --           40
Net income..........................       --       --             --        --            --           4,229        4,229
                                       ------      ---       --------      ----        ------        --------     --------
Balance at December 31, 1997........    9,801       10         78,664       717            --         (45,105)      34,286
Issuance of Common Stock, net.......      412       --            971        --            --              --          971
Net income..........................       --       --             --        --            --             929          929
                                       ------      ---       --------      ----        ------        --------     --------
Balance at December 31, 1998........   10,213       10         79,635       717            --         (44,176)      36,186
Issuance of Common Stock, net.......    3,706        4        115,634        --            --              --      115,638
Unrealized gain on securities
  available for sale................       --       --             --        --         4,962              --        4,962
Net income..........................       --       --             --        --            --           6,659        6,659
                                       ------      ---       --------      ----        ------        --------     --------
Balance at December 31, 1999........   13,919      $14       $195,269      $717        $4,962        $(37,517)    $163,445
                                       ======      ===       ========      ====        ======        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZORAN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net income................................................  $   6,659   $   929    $ 4,229
  Adjustments:
    Depreciation, amortization and other....................      2,166     2,306      1,862
    Amortization of deferred compensation...................         --        --         40
    Changes in current assets and liabilities:
      Accounts receivable...................................     (6,828)      951     (5,421)
      Deferred revenue......................................        699      (112)       121
      Inventory.............................................        (96)   (2,940)    (2,324)
      Prepaid expenses and other current assets.............       (108)      214       (356)
      Accounts payable......................................      1,457    (3,042)     3,151
      Accrued expenses and other liabilities................      3,007      (700)       534
                                                              ---------   -------    -------
        Net cash provided by (used in) operating
          activities........................................      6,956    (2,394)     1,836
                                                              ---------   -------    -------
Cash flows from investing activities:
  Capital expenditures for property and equipment...........     (2,775)   (1,778)    (3,649)
  Sales (Purchases) of short-term investments, net..........   (115,175)    1,519       (230)
  Purchases of long term investments........................       (200)       --         --
                                                              ---------   -------    -------
        Net cash used in investing activities...............   (118,150)     (259)    (3,879)
                                                              ---------   -------    -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net...............    115,638       971        770
                                                              ---------   -------    -------
        Net cash provided by financing activities...........    115,638       971        770
                                                              ---------   -------    -------
Net increase (decrease) in cash and cash equivalents........      4,444    (1,682)    (1,273)
Cash and cash equivalents at beginning of year..............      8,221     9,903     11,176
                                                              ---------   -------    -------
Cash and cash equivalents at end of year....................  $  12,665   $ 8,221    $ 9,903
                                                              =========   =======    =======
Supplemental disclosures:
  Income taxes paid.........................................  $     506   $    --    $   368
                                                              =========   =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               ZORAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

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

    The Company performs research and development and generates a substantial portion of its sales from its operations located in the State of Israel. A significant number of the Company's full-time employees are located in Israel, including a majority of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject.

    The semiconductor business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, production, overcapacity, and accelerated erosion of average selling prices. As such, the selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand. Both of these factors could result in rapid deviations in product pricing and therefore could adversely effect the Company's operating results.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Zoran and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES:

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

    To date, substantially all of the Company's product sales have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) hedging transactions to reduce its exposure to such fluctuations. The Company may take action in the future to reduce its foreign exchange risk.

REVENUE RECOGNITION

    Revenue from product sales is generally recognized upon shipment. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Development revenue under development contracts is recognized on the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company's technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. The Company does not provide customers with product return or exchange rights in connection with the sale of software licenses. Periodic service and maintenance fees provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    For certain of Zoran's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, the carrying values approximate their fair values due to the relatively short maturity of these items.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash and cash equivalents.

    All of Zoran's investment portfolio is classified as available-for-sale and, therefore, is reported at fair value with unrealized gains and losses, net of related tax, if any, included as other comprehensive income, a component of stockholders' equity. Gains and losses on realized upon sales of all such securities are reported in interest and other income and have not been significant to date.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    At December 31, 1999, the Company's investment portfolio consisted primarily of commercial paper with maturities of less than one year and the stock acquired as a result of the MGI transaction (see Note 12). The unrealized gain on securities available for sale of $4,962,000 included in comprehensive income represents the unrealized gain on the stock at December 31, 1999.

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

    The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years in the period ended December 31, 1999. As of December 31, 1999, three customers accounted for approximately 33%, 12%, and 9% of the accounts receivable balance. As of December 31, 1998, five customers accounted for approximately 20%, 14%, 7%, 7%, and 5% of the accounts receivable balance.

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

INCOME TAXES

    The Company follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

    For the twelve month periods ended December 31, 1999 and 1998 the provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

EARNINGS PER SHARE

    In accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128") Zoran reports Earnings per Share ("EPS"), both basic and diluted, on the statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes stock options and warrants. See Note 8.

STOCK COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB No.25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 ("FIN28"). The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 7.

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

COMPREHENSIVE INCOME

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "reporting Comprehensive Income.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following are the components of comprehensive income (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Net income..........................................  $ 6,659      $929      $4,229
Unrealized gain on short-term investment............    4,962        --          --
                                                      -------      ----      ------
Comprehensive income................................  $11,621      $929      $4,229
                                                      =======      ====      ======

    The components of accumulated other comprehensive income are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Unrealized gain on short term-investment............   $4,962         --         --

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of

    SFAS 133, which will be effective for the Company's fiscal year 2000, are not expected to have a material effect on the Company's consolidated financial statements.

    In July 1999, the Financial Accounting' Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133"
("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 3--BALANCE SHEET COMPONENTS (In thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
ACCOUNTS RECEIVABLE, NET:
  Trade...................................................  $22,367    $14,486
  Unbilled................................................      550      1,871
                                                            -------    -------
                                                             22,917     16,357
  Less: allowance.........................................   (1,048)      (799)
                                                            -------    -------
                                                            $21,869    $15,558
                                                            =======    =======

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--BALANCE SHEET COMPONENTS (In thousands): (CONTINUED)
    Unbilled accounts receivable consists of both development revenue recognized, but not yet billed and research and development funding not yet received. Unbilled development revenue represents revenue recognized under the percentage-of-completion method prior to achievement of the related contract milestones. The Company bills development revenue when contract milestones are achieved. The Company recognizes research and development funding as reimbursable expenses, under research and development agreements, as incurred. This funding is offset against research and development expenses.

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
INVENTORY:
  Work-in-process.........................................  $ 1,135    $ 1,781
  Finished goods..........................................    6,024      5,282
                                                            -------    -------
                                                            $ 7,159    $ 7,063
                                                            =======    =======
PROPERTY AND EQUIPMENT:
  Computer equipment......................................  $10,265    $ 9,573
  Office equipment and furniture..........................      729        706
  Machinery and equipment.................................    1,391        860
  Leasehold improvements..................................      567        544
                                                            -------    -------
                                                             12,952     11,683
  Less: accumulated depreciation and amortization.........   (7,290)    (6,327)
                                                            -------    -------
                                                            $ 5,662    $ 5,356
                                                            =======    =======
ACCRUED EXPENSES AND OTHER LIABILITIES:
  Accrued payroll and related expenses....................  $ 2,880    $ 1,910
  Accrued royalties.......................................      673        808
  Taxes payable...........................................    3,682      1,592
  Deferred revenue........................................    1,051        352
  Other accrued liabilities...............................    2,750      1,792
                                                            -------    -------
                                                            $11,036    $ 6,454
                                                            =======    =======

NOTE 4--RESEARCH AND DEVELOPMENT ARRANGEMENTS:

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

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--RESEARCH AND DEVELOPMENT ARRANGEMENTS: (CONTINUED)

    Gross research and development expenses and the related grants are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Research and development expenses:
  Gross research and development expenses........  $13,135    $14,399    $13,787
  Less: grants earned............................     (484)      (851)        --
                                                   -------    -------    -------
                                                   $12,651    $13,548    $13,787
                                                   =======    =======    =======

    Royalty expenses related to these grants were $5,000, $196,000, and $301,000 in 1999, 1998 and 1997, respectively.

NOTE 5--DEVELOPMENT CONTRACTS:

    The Company has generated a portion of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $1,185,000, $2,960,000 and $1,752,000 in 1999, 1998 and 1997, respectively.

NOTE 6--COMMITMENTS AND CONTINGENCIES:

    From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures ca be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

    LEASE COMMITMENTS

    The Company rents facilities and equipment under various lease agreements expiring through 2004. Rent expense for 1999, 1998 and 1997 totaled approximately $1,010,000, $887,000 and $748,000

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--COMMITMENTS AND CONTINGENCIES: (CONTINUED) respectively. Future minimum lease payments required under noncancelable leases at December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $1,010,000
2001........................................................   1,018,000
2002........................................................   1,042,000
2003........................................................     570,000
2004........................................................     410,000
                                                              ----------
Total minimum lease payments................................  $4,050,000
                                                              ==========

NOTE 7--STOCKHOLDERS' EQUITY:

    COMMON STOCK

    In December 1995, the Company issued shares of Common Stock in conjunction with the Company's initial public offering ("IPO"). In January 1996, the underwriters exercised their over-allotment option to purchase additional shares of Common Stock. In December 1999, the Company issued 2,917,800 shares of Common Stock in conjunction with a follow-on public offering that also included underwriters' exercise of their over-allotment option. Gross proceeds from this offering were $119.6 million with underwriters' discount and offering expenses of $6.7 million.

    We expect to use the net proceeds of the 1999 offering for working capital and general corporate purposes, which may include the purchase of equipment and the expansion of facilities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services that are complementary to our business. From time to time we have discussed potential strategic acquisitions and investments with third parties. Pending our uses of the proceeds, the net proceeds have been invested primarily in short-term, investment-grade, interest-bearing instruments.

    WARRANTS

    In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 75,000 shares of its Common Stock at an exercise price of $24.31 per share. The warrant is exercisable for a period of four years from a date beginning one year after the issuance date of the warrant. The $717,000 estimated value of the warrant, is being amortized over the four-year period of the license agreement. The unamortized balance at December 31, 1999 of $297,000 is included in prepaid expenses and other current assets.

STOCK OPTION PLANS

    1993 STOCK OPTION PLAN

    The Company's 1993 Stock Option Plan (the "1993 Option Plan") was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993. A total of 2,940,000 shares of Common Stock have been reserved for issuance under the 1993 Option Plan. The 1993 Option Plan provides for grants of options to employees, non-employee directors and consultants. The 1993 Option Plan is currently being administered by the Compensation Committee of the Board of

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--STOCKHOLDERS' EQUITY: (CONTINUED)
Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The option price for shares granted under the 1993 Option Plan is typically equal to the fair market value of the common stock at the date of grant. The 1993 Option Plan will terminate in July 2003, unless terminated sooner by the Board of Directors.

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

    At December 31, 1999, shares available for grant under this plan were 133,000.

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

    At December 31, 1999 shares available for future issuance under this plan was 35,000.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--STOCKHOLDERS' EQUITY: (CONTINUED)

    The following table summarizes the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997. The weighted average exercise price for each category presented is also shown in the table below:

                                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                           1999                   1998                    1997
                                   --------------------   ---------------------   --------------------
                                               WEIGHTED                WEIGHTED               WEIGHTED
                                               AVERAGE                 AVERAGE                AVERAGE
                                               EXERCISE                EXERCISE               EXERCISE
                                    SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                   ---------   --------   ----------   --------   ---------   --------
Outstanding at beginning of
  period.........................  2,226,265    $ 5.11     2,053,171    $ 8.62    2,164,208    $ 2.30
Granted..........................    698,803     20.49     1,665,491      7.23      771,890     18.86
Exercised........................   (700,854)     2.87      (329,963)     0.56     (727,882)     0.39
Canceled.........................   (291,658)     6.43    (1,162,434)    15.64     (155,045)    10.01
                                   ---------              ----------              ---------
Options outstanding at period
  end............................  1,932,556     11.22     2,226,265      5.11    2,053,171      8.62
                                   =========              ==========              =========
Options exercisable at period
  end............................  1,926,549
                                   =========

    Significant option groups outstanding as of December 31, 1999 and the related weighted average exercise price and contractual life information, are as follows:

                        OPTIONS OUTSTANDING    OPTIONS EXERCISABLE
                        --------------------   --------------------
                                    WEIGHTED               WEIGHTED     WEIGHTED
                                    AVERAGE                AVERAGE      AVERAGE
                                    EXERCISE               EXERCISE   CONTRACTUAL
EXERCISE PRICE           NUMBER      PRICE      NUMBER      PRICE     LIFE (YEARS)
--------------          ---------   --------   ---------   --------   ------------
 $ 0.13 - $ 0.60          199,778    $ 0.15      199,778    $ 0.15        4.8
 $ 1.57 - $ 4.69           25,542      4.49       19,535      4.43        6.5
 $ 5.94 - $ 5.94          854,726      5.94      854,726      5.94        7.6
 $ 8.50 - $20.38          653,110     17.66      653,110     17.66        8.9
 $21.00 - $45.00          199,400     24.72      199,400     24.72        9.3
                        ---------              ---------
                        1,932,556     11.22    1,926,549     11.24        7.9
                        =========              =========

    The weighted average grant date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 as defined by SFAS 123, were $17.05, $3.41 and $9.19 per share, respectively.

    1995 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company's Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 1999 and 1998, 87,222 and 84,354 shares were purchased by employees under the terms

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--STOCKHOLDERS' EQUITY: (CONTINUED) of the plan agreements at a weighted average price of $8.73 and $9.57 per share, respectively. At December 31, 1999, 161,558 shares were reserved and available for issuance under this plan.

    The weighted average grant date fair value of rights granted during the year ended December 31, 1999, 1998 and 1997 as defined by SFAS 123, was $3.91, $3.55 and $3.64 per share, respectively.

    FAIR VALUE DISCLOSURES

    Had compensation cost for the Company's option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income (loss) and net income (loss) per share for each of the three years ended December 31, 1999 would have been as follows (in thousands, except per share data):

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Net income (loss)
  As reported.....................................  $ 6,659    $   929     $4,229
  Pro forma.......................................  $ 1,212    $(4,144)    $  547

Net income (loss) per share:
  As reported
    Basic.........................................  $  0.61    $  0.09     $ 0.45
    Diluted.......................................  $  0.54    $  0.08     $ 0.38
  Pro forma
    Basic.........................................  $  0.11    $ (0.41)    $ 0.06
    Diluted.......................................  $  0.10    $ (0.41)    $ 0.05

    The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

                                            YEAR ENDED DECEMBER 31,
                                   ------------------------------------------
                                       1999           1997           1997
                                   ------------   ------------   ------------
Dividend rate....................          0.0%           0.0%           0.0%
Risk-free interest rates.........  4.6% to 6.2%   4.2% to 5.6%   5.1% to 6.3%
Volatility.......................         93.0%          61.0%          67.0%
Expected life
  Option plans...................       5 years        5 years        5 years
  Purchase plan..................     0.5 years      0.5 years      0.5 years

    The pro forma amounts reflect compensation expense related to stock options and purchase rights granted during the years ended December 31, 1999, 1998 and 1997.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--EARNINGS PER SHARE:

    A reconciliation of the numerators and the denominators of the basic and diluted per share computation are as follows (in thousands):

                                     1999                                1998                                1997
                      ----------------------------------  ----------------------------------  ----------------------------------
                                                   PER                                 PER                                 PER
                        INCOME        SHARES      SHARE     INCOME        SHARES      SHARE     INCOME        SHARES      SHARE
                      (NUMERATOR)  (DENOMINATOR)  AMOUNT  (NUMERATOR)  (DENOMINATOR)  AMOUNT  (NUMERATOR)  (DENOMINATOR)  AMOUNT
                      -----------  -------------  ------  -----------  -------------  ------  -----------  -------------  ------
Basic EPS:
  Net income........    $6,659        10,844      $0.61       $929        10,042      $0.09     $4,229         9,412      $0.45
                                                  =====                               =====                               =====

Effects of Dilutive
  Securities:
  Stock Options.....        --         1,405                    --         1,064                    --         1,539
  Warrants..........        --            --                    --            13                    --           121

Diluted EPS:
                        ------        ------                  ----        ------                ------        ------
  Net income........    $6,659        12,249      $0.54       $929        11,119      $0.08     $4,229        11,072      $0.38
                        ======        ======      =====       ====        ======      =====     ======        ======      =====

NOTE 9--INCOME TAXES:

    The components of income before income taxes are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (In thousands)
U.S.................................................   $2,156     $  475     $1,925
Foreign.............................................    5,678        686      3,232
                                                       ------     ------     ------
                                                       $7,834     $1,161     $5,157
                                                       ======     ======     ======

    The components of the provision for income taxes are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         1999          1998          1997
                                                       --------      --------      --------
                                                                  (In thousands)
Current:
  U.S................................................   $   50         $106          $360
  State..............................................      454           26            98
  Foreign............................................      671          100           470
                                                        ------         ----          ----
    Total current....................................    1,175          232           928
  Deferred...........................................       --           --            --
                                                        ------         ----          ----
        Total........................................   $1,175         $232          $928
                                                        ======         ====          ====

    The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--INCOME TAXES: (CONTINUED)
    TAX PROVISION DIFFERENCE

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (In thousands)
Tax at U.S. statutory rate..........................  $ 2,663     $ 395      $1,753
Utilization of net operating loss carryovers........     (856)      (35)       (856)
Foreign Earnings....................................   (1,612)     (156)       (213)
State taxes net of federal benefit..................      302        --          65
Other differences not benefited.....................      513        --          --
Permanent differences...............................       85        --          --
Alternative minimum tax.............................       50        --          50
Other...............................................       30        28         129
                                                      -------     -----      ------
                                                      $ 1,175     $ 232      $  928
                                                      =======     =====      ======

    Deferred income tax assets comprise the following:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (In thousands)
Federal and state net operating loss
  carryforwards................................  $ 16,417   $ 12,279   $ 12,286
Capitalized research and development
  expenses.....................................       497        372        216
Nondeductible reserves and accruals............     1,653        951        886
                                                 --------   --------   --------
Total deferred tax assets......................    18,567     13,602     13,388
Deferred tax liabilities.......................        --         --         --
                                                 --------   --------   --------
Net deferred tax assets........................    18,567     13,602     13,388
Valuation allowance............................   (18,567)   (13,602)   (13,388)
                                                 --------   --------   --------
                                                 $     --   $     --   $     --
                                                 ========   ========   ========

    As of December 31, 1999, the Company has NOLs of approximately $48 million for federal tax reporting purposes. The federal NOLs expire on various dates between 2000 and 2009. Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets.

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

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--INCOME TAXES: (CONTINUED)
Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs). Benefits under the first program expired in 1997. The second program was approved in 1991. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter. Benefits under the second program expire in 2003. The third program was approved in 1995. Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years. The fourth program was approved in 1997. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. Benefits under the third and the fourth program are limited to fourteen years from approval or twelve years from commencement of production. The net impact of the tax holidays was an increase in net income of $1.6 million in fiscal 1999 and an increase in net income per share of $0.13.

NOTE 10--SEGMENT REPORTING:

    The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits. The following is a summary of the Company's operations:

    Sales to customers located in:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (In thousands)
United States....................................  $12,671    $17,935    $25,480
Pacific Rim......................................   41,870     15,850      9,825
Europe...........................................    7,133     10,440      9,622
                                                   -------    -------    -------
                                                   $61,674    $44,225    $44,927
                                                   =======    =======    =======

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (In thousands)
Identifiable assets:
  U.S....................................................  $157,374   $38,509
  Israel.................................................    25,094    10,661
                                                           --------   -------
    Total................................................  $182,468   $49,170
                                                           ========   =======

                               ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--SEGMENT REPORTING: (CONTINUED)
    Significant customers are as follows:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                            1999          1998          1998
                                                          --------      --------      --------
Customers comprising 10% or more of the Company's total
  revenues for the period indicated:
    A...................................................     37%           23%           --
    B...................................................     --            --            15%
    C...................................................     --            14%           15%
    D...................................................     --            --            15%

NOTE 11--SALE OF CERTAIN ASSETS:

    In June 1999, the Company sold to MGI Software of Canada the intellectual property related to its SoftDVD product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock and future royalties. The Company's results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of interest and other income or expense. In connection with this transaction, the Company also recorded a charge that reduced software, licensing and development revenue for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. The net impact of the MGI transaction on the Company's results was an after-tax gain of $172,000, or $0.01 per share on a diluted basis. This gain does not reflect the potential future economic benefit that may be derived from this transaction and realized in future periods in the form of royalties. The Company does not currently expect, however, that these royalties will have a material impact on quarterly revenues for the foreseeable future. In addition, the shares of MGI stock received by the Company as part of this transaction are subject to future appreciation or depreciation. The Company believes that its software revenues will decline significantly as a result of the sale of the SoftDVD product line.

NOTE 12--RELATED-PARTY TRANSACTIONS:

    In January 1996, the Company spun off its wholly-owned subsidiary, Oren Semiconductor, to the Company's stockholders. Two of the Company's directors are also members of Oren's board of directors. The Company has no ownership interest in Oren.

    In March 1999, the Company entered into a technology license agreement with Oren. Under the license arrangement Oren agreed to pay to the Company license and maintenance fees totalling $400,000 and royalties and maintenance fees based on related products sold by Oren. License fees of approximately $360,000 were recognized in the first quarter of 1999.

    In April 1999, the company loaned Oren $350,000. The loan plus interest, computed at 7% per year, was repaid by Oren in July 1999. The Company has no commitments or plans to loan additional amounts to Oren.

                               ZORAN CORPORATION
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                              QUARTERS ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC 31,    SEPT 30,   JUNE 30,   MARCH 31,   DEC 31,    SEPT 30,   JUNE 30,   MARCH 31,
                                            1999       1999       1999       1999        1998       1998       1998       1998
                                          --------   --------   --------   ---------   --------   --------   --------   ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product sales.........................  $18,159    $14,519    $10,927     $ 9,282    $11,235    $ 8,986    $ 4,610     $ 8,634
  Software, licensing and development...    1,896      1,577      2,704       2,610      2,901      2,860      2,465       2,534
                                          -------    -------    -------     -------    -------    -------    -------     -------
      Total revenues....................   20,055     16,096     13,631      11,892     14,136     11,846      7,075      11,168
                                          -------    -------    -------     -------    -------    -------    -------     -------
Cost and expenses:
  Cost of product sales.................   10,026      7,720      5,684       5,093      6,286      5,153      2,940       4,657
  Research and development..............    2,706      2,430      3,991       3,524      3,894      3,476      2,944       3,234
  Selling, general and administrative...    4,019      3,683      3,302       3,247      3,240      2,877      2,686       2,748
                                          -------    -------    -------     -------    -------    -------    -------     -------
      Total costs and expenses..........   16,751     13,833     12,977      11,864     13,420     11,506      8,570      10,639
                                          -------    -------    -------     -------    -------    -------    -------     -------
Operating income (loss).................    3,304      2,263        654          28        716        340     (1,495)        529
Interest and other income (expense),
  net...................................      359        249        878          99        375        176        275         245
                                          -------    -------    -------     -------    -------    -------    -------     -------
Income (loss) before taxes..............    3,663      2,512      1,532         127      1,091        516     (1,220)        774
Provision (benefit) for income taxes....      342        502        306          25        218        103       (244)        155
                                          -------    -------    -------     -------    -------    -------    -------     -------
Net income (loss).......................  $ 3,321    $ 2,010    $ 1,226     $   102    $   873    $   413    $  (976)    $   619
                                          =======    =======    =======     =======    =======    =======    =======     =======
Net income (loss) per share:
  Basic.................................  $  0.29    $  0.19    $  0.12     $  0.01    $  0.09    $  0.04    $ (0.10)    $  0.06
                                          =======    =======    =======     =======    =======    =======    =======     =======
  Diluted...............................  $  0.26    $  0.17    $  0.10     $  0.01    $  0.08    $  0.04    $ (0.10)    $  0.06
                                          =======    =======    =======     =======    =======    =======    =======     =======
Shares used to compute basic net income
  (loss) per share......................   11,404     10,681     10,436      10,278     10,154     10,064      9,975       9,856
                                          =======    =======    =======     =======    =======    =======    =======     =======
Shares used to compute diluted net
  income (loss) per share...............   12,853     12,083     11,673      11,776     11,469     10,941      9,975      10,952
                                          =======    =======    =======     =======    =======    =======    =======     =======

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal
No. 1--Election of Directors" and in Part I of this Report under the heading "Executive Officers of the Registrant."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    (1) Financial Statements:

       See Index to Consolidated Financial Statements at page 39 of this report.

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

(b) Reports on Form 8-K during the quarter ended December 31, 1999:

       None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                                 ZORAN CORPORATION

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

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
               /s/ LEVY GERZBERG                  President, Chief Executive
     --------------------------------------         Officer and Director             March 30, 2000
                 Levy Gerzberg                      (Principal Executive Officer)

                                                  Vice President, Finance and
               /s/ KARL SCHNEIDER                   Chief Financial Officer
     --------------------------------------         (Principal Financial and         March 30, 2000
                 Karl Schneider                     Accounting Officer)

                 /s/ UZIA GALIL
     --------------------------------------       Chairman of the Board of           March 30, 2000
                   Uzia Galil                       Directors

              /s/ GEORGE T. HABER
     --------------------------------------       Director                           March 30, 2000
                George T. Haber

              /s/ JAMES D. MEINDL
     --------------------------------------       Director                           March 30, 2000
                James D. Meindl

             /s/ ARTHUR B. STABENOW
     --------------------------------------       Director                           March 30, 2000
               Arthur B. Stabenow

              /s/ PHILIP M. YOUNG
     --------------------------------------       Director                           March 30, 2000
                Philip M. Young

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                     EXHIBIT TITLE
---------------------                             -------------
        3.1(1)             Form of Restated Certificate of Incorporation of the
                           Registrant.

        3.2(2)             Amended Bylaws of the Registrant.

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

      +10.5(3)             Agreement dated June 28, 1991 between the Registrant and
                           Fujifilm Microdevices Co., Ltd. ("Fujifilm"), as amended.

      +10.6(3)             Agreement dated July 27, 1992 between the Registrant and
                           Fujifilm.

       10.7(3)             Letter Agreement dated December 16, 1991 between the
                           Registrant and Dolby Laboratories Licensing Corporation, as
                           amended.

       10.11(3)            Lease Agreement dated October 1, 1992 between the
                           Registrant's subsidiary, Zoran Microelectronics Ltd.
                           ("ZML"), and Matam-Haifa Scientific Industries Center Ltd.
                           ("Matam")

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

       10.33(7)            Sub-Sublease dated April 1, 1997 between the Registrant and
                           Integrated Silicon Solutions, Inc.

       EXHIBIT
       NUMBER                                     EXHIBIT TITLE
---------------------                             -------------
      *10.34(8)            Confidential Separation Agreement dated August 4, 1997
                           between the Registrant and George T. Haber.

       10.35(9) Agreement for Purchase and Sale of Assets between the Registrant and MGI Software Corp. dated June 15, 1999

       10.36               Unprotected Tenancy Agreement dated September 16, 1997
                           between ZML and Matam together with Appendix Addendum to
                           Unprotected Tenancy Agreement of 16.9.97.

       21.1                List of subsidiaries of the Registrant.

       23.1                Consent of PricewaterhouseCoopers LLP.

       27                  Financial Data Schedule.

------------------------

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

(5) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (the "June 1996 Form 10-Q").

(6) Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.

(7) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1997.

(8) Incorporated by reference to Exhibit 10.34 to Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

(9) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1999.