Form 10-K/A
period 1999-12-31
ZORAN CORP \DE\
filed 2000-05-01
CIK 1003022

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27246
                                ZORAN CORPORATION
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                         94-2794449
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation of organization)                           Identification No.)

               3112 SCOTT BOULEVARD, SANTA CLARA, CALIFORNIA 95054
               (Address of principal executive offices) (Zip code)
                                 (408) 919-4111
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                             on which registered
       -------------------                             -------------------
              None                                              None

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Stock as quoted on the Nasdaq National Market on March 17, 2000, was $778,000,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of March 17, 2000, was 14,067,015.

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

The undersigned registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to read in its entirety as follows:

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth, for the current directors of Zoran, certain information with respect to age and background:

        NAME                     AGE     PRINCIPAL OCCUPATION                          DIRECTOR SINCE
        ----                     ---     --------------------                          --------------

        Levy Gerzberg            55      President and Chief Executive Officer         1981
                                         of the Company

        Uzia Galil               75      President and Chief Executive Officer,        1983
                                         UZIA Initiatives and Management Ltd.

        George T. Haber          48      President and Chief Executive Officer,        1996
                                         GigaPixel Corporation

        James D. Meindl          67      Professor of Microelectronics, Georgia        1986
                                         Institute of Technology

        Arthur B. Stabenow       61      Private Investor                              1990

        Philip M. Young          60      General Partner, U.S. Venture Partners        1986

     LEVY GERZBERG was a co-founder of Zoran in 1981 and has served as our President and Chief Executive Officer since December 1988 and as a Director since 1981. Dr. Gerzberg also served as our President from 1981 to 1984 and as our Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to co-founding Zoran, Dr. Gerzberg was Associate Director of Stanford University's Electronics Laboratory. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel

     UZIA GALIL has been a director of Zoran since 1983 and has served as Chairman of the Board of Directors since October 1993. Mr. Galil currently serves as President and Chief Executive Officer of Uzia Initiative and Management Ltd., a company specializing in the promotion and nurturing of new businesses associated with electronic commerce and medical information media, which he founded in November 1999. From 1962 until November 1999, Mr. Galil served as President and Chief Executive Officer of Elron Electronic Industries Ltd., an Israeli high technology holding company, where he also served as Chairman of the Board. From January 1981 until leaving Elron, Mr.Galil also served as Chairman of the Board of Directors of Elbit Ltd., an electronic communication affiliate of Elron, and as a member of the Boards of Directors of Elbit Systems Ltd., a defense electronics affiliate of Elron, and all other private companies held in the Elron portfolio. Mr. Galil currently served as a member of the Boards of Directors of Orobotech Ltd., NetManage Inc. and Partner Communications Ltd. from 1980 to 1990, Mr. Galil served as Chairman of the International Board of Governors of the Technion. Mr. Galil holds a M.S. in Electrical Engineering from Purdue University and a B.S. from the Technion. Mr. Galil has also been awarded an honorary doctorate in technical sciences by the Technion in recognition of his contribution to the development of science-based industries in Israel, an honorary doctorate in philosophy by the Weizmann Institute of Science, an honorary doctorate in engineering by Polytechnic University, New York, and an honorary doctorate from the Ben-Gurion University of the Negev in Israel. Mr. Galil is also a recipient of the Israel Industry Prize.

     GEORGE T. HABER has been a director of Zoran since December 1996. Mr. Haber also served as our Executive Vice President from December 1996 to August 1997. Since August 1997, Mr. Haber has served as

President and Chief Executive Officer of GigaPixel Corporation, a developer of 3-D graphics rendering systems. Mr. Haber was a founder of CompCore Multimedia, Inc., a developer of multimedia software and semiconductor products, and served as its President, Chief Executive Officer, Chief Financial Officer and as a director from its founding in November 1993 until its acquisition by us in December 1996. Prior to founding CompCore, Mr. Haber held engineering positions at Toshiba/SGI from January 1993 to August 1993 and Sun Microsystems, Inc. from 1990 to January 1993. Mr. Haber holds a B.A. from the Technion.

     JAMES D. MEINDL has been a director of Zoran since March 1986. Dr. Meindl has been a professor of microelectronics at Georgia Institute of Technology since November 1993. From September 1986 to November 1993, Dr. Meindl served as Provost and Senior Vice President of Academic Affairs at Renssalaer Polytechnic Institute. Prior thereto, Dr. Meindl was a professor of electrical engineering and Director of the Stanford Electronics Laboratory and Center for Integrated Systems at Stanford University. Dr. Meindl is also a director of SanDisk, Inc. and Digital Microwave.

     ARTHUR B. STABENOW has been a director of Zoran since November 1990. Mr. Stabenow has been principally engaged as a private investor since January 1999. From March 1986 to January 1999 Mr. Stabenow was employed as Chief Executive Officer of Micro Linear Corporation, a semiconductor company. Mr. Stabenow serves as a director of Applied Micro Circuits Corporation.

     PHILIP M. YOUNG has been a director of Zoran since January 1986. Mr. Young has been a general partner of U.S. Venture Partners, a venture capital partnership, since April 1990. Mr. Young is also a director of The Immune Response Corporation, Vicar Incorporated and 3Dfx Interactive, Inc.

     The information required by this Item with respect to additional executive officers of Zoran is incorporated by reference to Part I of this Report under the heading "Executive Officers of the Registrant."

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% beneficial owners are required by SEC regulation to furnish the Company with copies of all reports they file under
Section 16(a).

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 1999, except that Dr. Gerzberg and Ron Richter, the Company's former Vice President, Worldwide Sales, each filed a late report with respect to one transaction.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 1997, 1998, and 1999 by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company whose total salary and bonus for such fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                         ANNUAL            -----------------
                                                      COMPENSATION              OPTIONS
                                              --------------------------        GRANTED            ALL OTHER
  NAME AND PRINCIPAL POSITION         YEAR     SALARY (1)       BONUS          (SHARES)           COMPENSATION
  ------------------------------   --------   --------------  -----------    ---------------  --------------------
  Levy Gerzberg, Ph.D.                1999      $300,011       $225,000         55,000(2)           $237 (3)
    President and Chief               1998      $294,270             --        231,666              $154 (3)
    Executive Officer                 1997      $270,095       $100,000         75,000              $538 (3)

  Paul R. Goldberg                    1999      $159,723        $24,000         15,000(2)           $157 (3)
    Vice President, Audio Products    1998      $149,209             --         55,000              $120 (3)
    and Intellectual Properties       1997      $136,166        $58,750         10,000              $518 (3)

  Isaac Shenberg, Ph.D.               1999      $155,167        $55,000         20,000(2)        $36,117 (4)
    Senior Vice President,            1998      $152,574             --         55,000           $24,430 (4)
    Business and Strategic            1997      $120,542        $50,000         40,000           $44,169 (4)
    Development

  Aharon Aharon (5)                   1999      $205,584        $72,000         30,000(2)        $28,238 (3)(4)
    Senior Vice President             1998      $161,582             --        110,000           $28,652 (4)
    and Chief Operating Officer       1997      $122,653        $45,000         60,000           $34,053 (4)

  Karl Schneider (6)                  1999      $158,653        $50,000         15,000(2)          $153 (3)
    Vice President, Finance and       1998      $122,152             --         50,000             $125 (3)
    Chief Financial Officer

---------------------------

(1)  Includes amounts (if any) deferred under the Company's 401(k) Plan.

(2) Includes options granted to Dr. Gerzberg, Mr. Goldberg, Dr. Shenberg, Mr. Aharon and Mr. Schneider with respect to 55,000 shares, 15,000 shares, 20,000 shares, 30,000 shares and 15,000 shares, respectively.

(3) Represents premiums paid by the Company with respect to term life insurance for the benefit of Dr. Gerzberg and Messrs. Goldberg , Aharon and Schneider.

(4) Consists of (i) premiums paid by the Company under an insurance policy that covers certain severance and other benefits that may be payable to the Named Executive Officer and (ii) contributions by the Company toward a continuing education fund for his benefit. The Company paid insurance premiums for the benefit of Dr. Shenberg and Mr. Aharon in the amounts of 24,507, and 24,695, in 1999 respectively, $21,080 and $25,300, respectively, in 1998 and $19,086 and $17,580, respectively, in 1997. In addition, the Company made continuing education contributions for the benefit of Dr. Shenberg and Mr. Aharon in the amounts of 11,610 and 3,373, respectively, in 1999, $3,350 and $3,352, respectively, in 1998 and $9,041 and $9,200, respectively, in 1997.

(5)  Mr. Aharon joined the Company as an officer in February 1997.

(6) Mr. Schneider joined the Company as an employee in January 1998 and became an executive officer in July 1998. The reported compensation for 1998 includes compensation earned by Mr. Schneider during the full fiscal year.

OPTION GRANTS

         The following table sets forth information concerning grants of options to purchase the Company's Common Stock made during the year ended December 31, 1999 to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS IN FISCAL 1999
                               --------------------------------------------------
                                                                                        POTENTIAL REALIZABLE VALUE
                                               % OF TOTAL                               AT ASSUMED ANNUAL RATES
                                 NUMBER OF      OPTIONS                                      OF STOCK PRICE
                                SECURITIES     GRANTED TO                                   APPRECIATION FOR
                                UNDERLYING     EMPLOYEES     EXERCISE                        OPTION TERM(1)
                                 OPTIONS       IN FISCAL     OR BASE    EXPIRATION    ------------------------------
            NAME                 GRANTED        YEAR(2)      PRICE(3)      DATE           5%               10%
-----------------------------  ------------  ------------  ----------- -----------    -------------   --------------
Levy Gerzberg, Ph.D.              55,000(4)       7.9%         $20.375    8/4/09        $704,755       $1,785,988

Paul R. Goldberg                  15,000(4)       2.1%         $20.375    8/4/09        $192,206         $487,087

Isaac Shenberg, Ph.D.             20,000(4)       2.9%         $20.375    8/4/09        $256,274         $649,450

Aharon Aharon                     30,000(4)       4.3%         $20.375    8/4/09        $384,412         $974,175

Karl Schneider                    15,000(4)       2.1%         $20.375    8/4/09        $192,206         $487,087


-----------------------------

(1) Potential gains are net of exercise price, but before taxes associated with the exercise. These amounts represent certain hypothetical gains based on assumed rates of appreciation, based on the Securities and Exchange Commission's rules, and do not represent the Company's estimate or projection of future Common Stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, overall market conditions and the optionees' continued employment through the vesting period. The amounts reflected in this table may not be achieved.

(2) The Company granted options to purchase an aggregate of 698,803 shares of Common Stock during the year.

(3) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant.

(4) The option is fully exercisable from the date of grant, subject to the Company's right to repurchase any unvested shares at the original purchase price upon the optionee's termination as an employee. The shares vests in 48 equal monthly installments from the date of grant.

OPTION EXERCISES AND YEAR-END HOLDINGS

         The following table sets forth information concerning the stock options held as of December 31, 1999 by the Named Executive Officers:

                    AGGREGATE OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES


                                                     SHARES UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-MONEY
                          SHARES                      OPTIONS AT DECEMBER 31, 1999        OPTIONS AT DECEMBER 31, 1999 (1)
                       ACQUIRED ON      VALUE      --------------------------------   --------------------------------------
        NAME            EXERCISE       REALIZED     EXERCISABLE (2)   UNEXERCISABLE       EXERCISABLE (2)    UNEXERCISABLE
------------------- ---------------   ----------  ----------------------------------  ------------------  ------------------
 Levy Gerzberg            145,000     $3,650,850        361,323             --            $17,635,838             --

 Paul R. Goldberg          10,312       $156,882         56,250             --             $2,585,287             --

 Isaac Shenberg            27,000       $806,638         95,785             --             $4,602,696             --

 Aharon Aharon             33,500       $693,694        106,500             --             $4,871,715             --

 Karl Schneider             8,000       $206,032         57,000             --             $2,622,645             --


-------------------------

(1) Based on the closing price of $55.75, as reported on the Nasdaq National Market on December 31, 1999, less the exercise price.

(2) All options are fully exercisable, subject to the Company's right to repurchase any unvested shares at the original exercise price in the event of the optionee's termination. Options (or shares issued upon exercise thereof) vest over a period of four years from the date of grant.

COMPENSATION OF DIRECTORS

         Directors receive quarterly fees of $3,000 as compensation for their services as members of the Board of Directors. In addition, directors receive fees of $500 for each Board or committee meeting attended.

         The Company's 1995 Outside Directors Stock Option Plan (the "Directors Plan") provides for formula-based grants of options to non-employee directors. Under the Directors Plan, each non-employee director of the Company is automatically granted a nonstatutory stock option to purchase 20,000 shares of Common Stock (an "Initial Option") on the date on which such person first becomes a non-employee director of the Company. Thereafter, on the date immediately following each annual stockholders' meeting, each non-employee director who is reelected at the meeting to an additional term is granted an additional option to purchase 4,800 shares of Common Stock (an "Annual Option") if, on such date, he has served on the Board of Directors for at least six months. The Directors Plan provides that each Initial Option shall become exercisable in installments as to one-fourth of the total number shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant, and each Annual Option shall become exercisable in full one year after the date of grant, subject to the director's continuous service. The exercise price per share of all options granted under the Directors Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant. Options granted under the Directors Plan have a term of ten years.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company relating to the beneficial ownership of the Company's Common Stock, as of March 31, 2000, by: (i) each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each executive officer named in the tables set forth under "Executive Compensation";
(iii) each director; and (iv) all executive officers and directors as a group:


                                                                       NUMBER OF SHARES
                      NAME AND ADDRESS                              BENEFICIALLY OWNED (1)          PERCENT (1)
--------------------------------------------------------------    ---------------------------    -------------------
Elron Electronic Industries Ltd.                                             713,965                    5.1%
     Advanced Technology Center
     P.O. Box 1513
     Haifa 31015, Israel
Levy Gerzberg, Ph.D. (2)                                                     412,832                    2.9%
Isaac Shenberg, Ph.D. (3)                                                     95,020                       *
Aharon Aharon (4)                                                             89,533                       *
Karl Schneider (5)                                                            52,990                       *
Paul R. Goldberg (6)                                                          47,868                       *
Uzia Galil (7)                                                                50,649                       *
James D. Meindl, Ph.D. (8)                                                    40,547                       *
Philip M. Young (9)                                                           40,495                       *
Arthur B. Stabenow (10)                                                       29,781                       *
George T. Haber (11)                                                          14,800                       *
All directors and executive officers as a group                            1,063,657                    7.6%
     (14 persons) (12)


-----------------------------------

*        Represents less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days after March 31, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. In general, options granted under the 1993 Stock Option Plan are fully exercisable from the date of grant, subject to the Company's right to repurchase any unvested shares at the original exercise price in the event of termination of the optionee's employment. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 351,323 shares subject to stock options that are currently exercisable.

(3) Includes 93,785 shares subject to stock options that are currently exercisable.

(4) Includes 88,500 shares subject to stock options that are currently exercisable.

(5) Includes 51,800 shares subject to stock options that are currently exercisable.

(6) Includes 46,250 shares subject to stock options that are currently exercisable.

(7) Includes 3,008 shares held by Mr. Galil's spouse. Mr. Galil may be deemed to be a beneficial owner of shares held by Ella Galil, although Mr. Galil disclaims beneficial ownership of such shares. Also includes 34,400 shares subject to stock options that are currently exercisable.

(8) Includes 222 shares held jointly with Dr. Meindl's spouse and 1,125 shares held by James and Frederica Meindl as trustees of the Meindl Trust dated February 4, 1972. Also includes 34,400 shares subject to stock options that are currently exercisable.

(9) Includes 35,666 shares subject to stock options that are currently exercisable.

(10) Includes 14,400 shares subject to stock options that are currently exercisable.

(11) Includes 943,111 shares subject to stock options that are currently exercisable.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into the transactions and arrangements with Oren Semiconductor, Inc. described below. Oren was a subsidiary of ours until January 1996, when it was spun off to our stockholders. Elron Electronics Industries Ltd., our largest stockholder, and The Israel Corporation, which until recently was a beneficial owner of more than 5% of our outstanding shares of common stock, are each principal stockholders of Oren. Additionally, several of our directors are stockholders of Oren and two of our directors, Levy Gerzberg and Uzia Galil, are also members of Oren's board of directors.

EXPENSES INCURRED ON BEHALF OF OREN

         From the time of the spin-off through September 1998, we advanced a substantial portion of Oren's operating expenses related to its operations in the United States, all of which were later reimbursed by Oren. These expenses included payroll, employee benefits, professional fees and other operating expenses. Until September 1997, we permitted Oren to occupy a portion of our Santa Clara facility, for which Oren reimbursed us for a pro rata portion of our monthly facility cost. Since October 1998, we have shared our facility in Japan with Oren, in return for which Oren reimburses us for total operating cost related to that facility. The expenses we incurred on Oren's behalf during the years ended December 31, 1997, 1998 and 1999 were $405,000, $403,000 and
$146,000.

TECHNOLOGY LICENSE AGREEMENT

         In March 1999, we entered into a technology license agreement with Oren pursuant to which we granted Oren a worldwide nonexclusive license to incorporate a Zoran video decoder core in products sold by Oren to end users, resellers and original equipment manufacturers and to incorporate our core into Oren's own cores for license to third parties. The license agreement grants Oren similar rights to any updates to our core that we develop or release within one year after the date of the agreement. In return for this license, Oren agreed to pay us nonrefundable license and maintenance fees totaling $400,000, of which $200,000 has been paid to date. Oren also agreed to pay us royalties and maintenance fees, based on the number of units incorporating our core that are sold by Oren or by licensees of its cores, and additional royalties based on any nonrefundable fee paid to Oren for the license of any core that incorporates the core we licensed to Oren. To date, Oren has not paid any royalties or related maintenance fees. The initial term of the license agreement is two years, and it will be automatically renewed for three additional one-year terms unless either party elects otherwise at least 30 days prior to a renewal date. The agreement may be terminated by either party in the event of a material breach by the other party or by us in the event of Oren's insolvency. The terms of the license agreement are comparable to similar agreements that we have entered into with unrelated third parties based on arm's-length negotiations.

SHORT-TERM LOAN

         In April 1999, we made a loan of $350,000 to Oren. The loan bore simple interest at the rate of 7% per year and had a term of three months. The loan was repaid in full in July 1999.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2000                  ZORAN CORPORATION


                                     By:   /S/ Levy Gerzberg
                                          -------------------------------------
                                           Levy Gerzberg, President and
                                           Chief Executive Officer