Form 10-Q
period 2000-03-31
ZORAN CORP \DE\
filed 2000-05-15
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                        or

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

                                  Yes _X_ No __

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 29, 2000 was 14,089,785.

                                ZORAN CORPORATION

                                      INDEX

                                                                                  PAGE NO.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
                  March 31, 2000 and December 31, 1999                                3

              Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 2000 and 1999                          4

              Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2000 and 1999                          5

              Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                           8

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                                      21

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                            23


SIGNATURES                                                                           24

                                ZORAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              March 31,    December 31,
                                                               2000           1999
                                                              ---------    ---------
ASSETS
      Current assets:
           Cash and cash equivalents                          $  15,300    $  12,665
           Short-term investments                               132,162      132,967
           Accounts receivable                                   19,812       21,869
           Inventory                                              7,196        7,159
           Prepaid expenses and other current assets              2,666        1,946
                                                              ---------    ---------
              Total current assets                              177,136      176,606

      Property and equipment, net                                 5,806        5,662
      Other                                                       2,450          200
                                                              ---------    ---------
                                                              $ 185,392    $ 182,468
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                   $   6,856    $   7,987
           Accrued expenses and other liabilities                10,650       11,036
                                                              ---------    ---------
              Total current liabilities                          17,506       19,023
                                                              ---------    ---------
      Stockholders' equity:
           Common Stock, $0.001 par value;
              20,000,000 shares authorized; 14,051,106
              and 13,919,270 shares issued and outstanding           14           14
           Additional paid-in capital                           196,112      195,269
           Warrants                                                 717          717
           Accumulated other comprehensive income                 5,070        4,962
           Accumulated deficit                                  (34,027)     (37,517)
                                                              ---------    ---------
              Total stockholders' equity                        167,886      163,445
                                                              ---------    ---------
                                                              $ 185,392    $ 182,468
                                                              =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       2000       1999
                                                      -------   --------
Revenues:
       Product sales                                  $14,222   $ 9,282
       Software, licensing and development              3,420     2,610
                                                      -------   -------
          Total revenues                               17,642    11,892
                                                      -------   -------
Costs and expenses:
       Cost of product sales                            8,136     5,093
       Research and development                         3,269     3,524
       Selling, general and administrative              4,137     3,247
                                                      -------   -------
          Total costs and expenses                     15,542    11,864
                                                      -------   -------
Operating income                                        2,100        28

Interest and other income, net                          2,006        99
                                                      -------   -------
Income before income taxes                              4,106       127

Provision for income taxes                                616        25
                                                      -------   -------
eNt income                                            $ 3,490   $   102
                                                      =======   =======

Basic net income per share                            $  0.25   $  0.01
                                                      =======   =======

Diluted net income per share                          $  0.23   $  0.01
                                                      =======   =======

Shares used to compute basic net income per share      13,988    10,278
                                                      =======   =======

Shares used to compute diluted net income per share    15,486    11,776
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

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         2000        1999
                                                                       --------    --------
Cash flows from operating activities:

      Net income                                                       $  3,490    $    102
      Adjustments to reconcile net income to net cash used by
      operations:
         Depreciation, amortization and other                               627         564
         Changes in current assets and liabilities:
            Accounts receivable                                           2,297      (1,022)
            Inventory                                                       (37)       (524)
            Prepaid expenses and other current assets                      (765)       (240)
            Accounts payable                                             (1,131)        701
            Accrued expenses and other liabilities                         (645)       (642)
                                                                       --------    --------
                 Net cash provided by (used in) operating activities      3,836      (1,061)
                                                                       --------    --------

Cash flows from investing activities:
      Capital expenditures for property and equipment                      (726)       (260)
      Purchases of short-term investments                              (113,379)       (517)
      Sales and maturities of short-term investments                    114,311          40
      Purchases of long-term investments                                 (2,250)       --
                                                                       --------    --------
                 Net cash used in investing activities                   (2,044)       (737)
                                                                       --------    --------
Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                           843         248
                                                                       --------    --------
                 Net cash provided by financing activities                  843         248
                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents                      2,635      (1,550)

Cash and cash equivalents at beginning of period                         12,665       8,221
                                                                       --------    --------

Cash and cash equivalents at end of period                             $ 15,300    $  6,671
                                                                       ========    ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income."

The following are the components of comprehensive income (in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                              2000         1999
                                                             ------       ------
Net income ...........................................       $3,490       $  102
Unrealized gain on short-term investment .............        5,070           --
                                                             ------       ------
Comprehensive income .................................       $8,560       $  102
                                                             ======       ======


The components of accumulated other comprehensive income are as follows (in thousands):

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                                2000       1999
                                                                ----       ----
Unrealized gain on short-term investment ...............        $5,070      --



3.       BALANCE SHEET COMPONENTS

                                                    MARCH 31,    DECEMBER 31,
                                                      2000          1999
                                                     ------        ------
INVENTORY:
   Work-in-process                                   $2,015        $1,135
   Finished goods                                     5,181         6,024
                                                     ------        ------

                                                     $7,196        $7,159
                                                     ======        ======


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

5.       EARNINGS PER SHARE

A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows: (in thousands except per share amounts)

                                                                            MARCH 31,
                                --------------------------------------------------------------------------------------------------
                                                     2000                                              1999
                                ------------------------------------------------ -------------------------------------------------
                                    INCOME           SHARES         PER SHARE        INCOME           SHARES         PER SHARE
                                 (NUMERATOR)     (DENOMINATOR)       AMOUNT       (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                --------------- ----------------- -------------- --------------- ----------------- ---------------
Basic EPS:
     Net income available
         to common stockholders        $ 3,490            13,988         $ 0.25           $ 102            10,278          $ 0.01
                                                                  ==============                                   ===============

Effects of dilutive securities:
     Stock options                           -             1,456                              -             1,498
     Warrants                                -                42                              -                 -

Diluted EPS:
     Income available to
                                --------------- -----------------                --------------- -----------------
         common stockholders           $ 3,490            15,486         $ 0.23           $ 102            11,776          $ 0.01
                                =============== ================= ============== =============== ================= ===============


6.       RECENTLY ISSUED ACCOUNTING STANDARD

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting
Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have until the second quarter of 2000 to comply with the guidance in SAB 101. We believe that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS" AND DISCUSSED MORE FULLY IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to distributors and the transition from low-volume to high-volume production. In the past, we reduced the prices of some of our products in order to better penetrate the consumer market. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues for the quarter ended March 31, 2000 increased by 48.4% to $17.6 million from $11.9 million for the same period in 1999. Product sales for the quarter increased by 53.2% to $14.2 million from $9.3 million for first quarter of 1999. The increase in product sales was driven by the Company's DVD and Super VCD product line where unit sales increased by approximately 115% compared to the same period in 1999. Software, licensing and development revenues increased by 31% to $3.4 million compared to $2.6 million for the first quarter of 1999. This increase was primarily due to the timing of revenue recognition on long-term development contracts. Such revenue is recognized on a percentage of completion basis.

PRODUCT GROSS MARGIN

Product gross margin for the quarter ended March 31, 2000 decreased by 2.3% to 42.8% from 45.1% for the same period in 1999. The decrease was due to a product sales mix that included an increased percentage of lower-margin products and a shift in customer mix to a lower percentage of direct sales to original equipment manufacturer customers compared to the same quarter in 1999.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses for the quarter ended March 31, 2000 decreased by 7.2% to $3.3 million from $3.5 million for the same period in 1999. R&D expenses decreased as a result of a decline in software development activities following the sale of our SoftDVD product line in June 1999. R&D expenses decreased as a percentage of total revenues for the quarter from 29.6% for the first quarter of 1999 to 18.5% for the first quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the quarter ended March 31, 2000 increased by 27.4% to $4.1 million from $3.2 million for the same period in 1999. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth particularly in the China market.

INTEREST AND OTHER INCOME, NET

Net interest and other income for the quarter ended March 31, 2000 increased to $2.0 million from $99,000 for the same period in 1999. The increase resulted primarily from increased interest income on higher cash balances following our follow-on public offering of common stock in December 1999.

PROVISION FOR INCOME TAXES

The Company's estimated effective tax rate was 15% for the current quarter, the same as last year's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, our capital requirements were satisfied primarily by cash flows from operations. At March 31, 2000, we had $15.3 million of cash and cash equivalents, $132.2 million of short-term investments and $159.6 million of working capital.

Our operating activities provided cash of $3.8 million during the three months ended March 31, 2000, primarily due to net income. A decrease in accounts receivable and the non-cash impact of depreciation and amortization, was partially offset by decreases in accounts payable, accrued expenses and by an increase in prepaid expenses.

Cash used in investing activities was $2.0 million during the three months ended March 31, 2000, principally reflecting purchases of long-term equity investments.

Cash provided by financing activities was $843,000 for the three months ended March 31, 2000 and consisted substantially of proceeds from the issuance of common stock under our incentive stock option plan.

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

In 1999 and the first quarter of 2000, we derived a majority of our product revenues from the sale of integrated circuits for DVD and Super Video CD applications. We expect that sales of our products for DVD and Super Video CD applications, digital audio applications and video editing applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our recently introduced products for filmless digital camera applications will also have a significant impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

In addition, TSMC and some of our other foundries are located in areas of the world which are subject to natural disasters such as earthquakes. While the 1999 earthquake in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC's facility could severely reduce TSMC's ability to manufacture our integrated circuits. The loss of any of our manufacturers as a supplier, our inability to expand the supply of our products in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason could delay or reduce shipments of our products. Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

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

During the first quarter of 2000, 83% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

During 1998, we opened an office in Shenzhen, China. Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease and any slowdown may have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. This deflation could result in devaluation of the Chinese Yuan, which could reduce our sales to the Chinese market.

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

OUR STOCK PRICE HAS FLUCTUATED AND MAY CONTINUE TO FLUCTUATE WIDELY.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 1999 and December 31, 1999, the sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $8.875 to a high of $55.75. During the first quarter of 2000 the sale price ranged from a low of $45.1875 to a high of $74.3125. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at March 31, 2000, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                   27      Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZORAN CORPORATION



Date:  May 15, 2000                       /S/ KARL SCHNEIDER
                                          -----------------------------------
                                          KARL SCHNEIDER
                                          VICE PRESIDENT FINANCE
                                          AND CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER)