Form 10-Q
period 2000-06-30
ZORAN CORP \DE\
filed 2000-08-14
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       or

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

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 31, 2000 was 14,589,115.

                                   ZORAN CORPORATION

                                        INDEX

                                                                                    PAGE NO.
                                                                                    -------
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999                                 3

              Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2000 and 1999                   4

              Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999                             5

              Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          10

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                                      25

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                            26


SIGNATURES                                                                           27

                                ZORAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              June 30,              December 31,
                                                                                2000                    1999
                                                                                ----                    ----
ASSETS
      Current assets:
           Cash and cash equivalents                                              $   15,418              $   12,665
           Short-term investments                                                     93,200                 132,967
           Accounts receivable, net                                                   21,734                  21,869
           Inventory                                                                  11,380                   7,159
           Prepaid expenses and other current assets                                   3,171                   1,946
                                                                        ---------------------   ---------------------
              Total current assets                                                   144,903                 176,606

      Property and equipment, net                                                      6,061                   5,662
      Other investments                                                               41,241                     200
      Goodwill and other intangibles                                                  18,036                      --
                                                                        ---------------------   ---------------------

                                                                                  $  210,241              $  182,468
                                                                        =====================   =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                                       $    9,711              $    7,987
           Accrued expenses and other liabilities                                     12,665                  11,036
                                                                        ---------------------   ---------------------
              Total current liabilities                                               22,376                  19,023
                                                                        ---------------------   ---------------------

      Stockholders' equity:
           Common Stock, $0.001 par value;
              20,000,000 shares authorized; 14,535,945
              and 13,919,270 shares issued and outstanding                                14                      14
           Additional paid-in capital                                                221,408                 195,269
           Warrants                                                                      717                     717
           Accumulated other comprehensive income                                      3,478                   4,962
           Accumulated deficit                                                       (37,752)                (37,517)
                                                                        ---------------------   ---------------------
              Total stockholders' equity                                             187,865                 163,445
                                                                        ---------------------   ---------------------

                                                                                  $  210,241              $  182,468
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

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                            --------------------------    -------------------------
                                                                                2000          1999           2000         1999
                                                                            ------------- ------------    ------------ ------------
Revenues:
      Product sales                                                             $ 16,389     $ 10,927        $ 30,611     $ 20,209
      Software, licensing and development                                          2,472        2,704           5,892        5,314
                                                                            ------------- ------------    ------------ ------------
         Total revenues                                                           18,861       13,631          36,503       25,523
                                                                            ------------- ------------    ------------ ------------

Costs and expenses:
      Cost of product sales                                                        9,069        5,684          17,205       10,777
      Research and development                                                     3,976        3,991           7,245        7,515
      Selling, general and administrative                                          4,443        3,302           8,580        6,549
      Write-off of acquired in-process research and development                    6,769          --            6,769           --
                                                                            ------------- ------------    ------------ ------------
         Total costs and expenses                                                 24,257       12,977          39,799       24,841
                                                                            ------------- ------------    ------------ ------------

Operating income (loss)                                                           (5,396)         654          (3,296)         682

Interest and other income, net                                                     2,208          878           4,214          977
                                                                            ------------- ------------    ------------ ------------

Income (loss) before income taxes                                                 (3,188)       1,532             918        1,659

Provision for income taxes                                                           537          306           1,153          332
                                                                            ------------- ------------    ------------ ------------

Net income (loss)                                                               $ (3,725)    $  1,226        $   (235)    $  1,327
                                                                            ============= ============    ============ ============

Basic net income (loss) per share                                               $  (0.26)    $   0.12        $  (0.02)    $   0.13
                                                                            ============= ============    ============ ============

Diluted net income (loss) per share                                             $  (0.26)    $   0.10        $  (0.02)    $   0.11
                                                                            ============= ============    ============ ============

Shares used to compute basic net income (loss) per share                          14,113       10,436          14,072       10,441
                                                                            ============= ============    ============ ============

Shares used to compute diluted net income (loss) per share                        14,113       11,673          14,072       11,735
                                                                            ============= ============    ============ ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                          -------------------------------------------
                                                                                   2000                  1999
                                                                          --------------------   --------------------
Cash flows from operating activities:
      Net income (loss)                                                           $      (235)           $     1,327
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations:
         Depreciation, amortization and other                                           1,395                  1,213
         Write-off of in process research and development                               6,769                     --
         Changes in current assets and liabilities:
            Accounts receivable                                                           222                 (2,173)
            Inventory                                                                  (4,100)                (4,670)
            Prepaid expenses and other current assets                                  (1,260)                  (548)
            Accounts payable                                                            1,650                  2,869
            Accrued expenses and other liabilities                                      1,147                   (138)
                                                                          --------------------   --------------------
                 Net cash provided by (used in) operating activities                    5,588                 (2,120)
                                                                          --------------------   --------------------

Cash flows from investing activities:
      Capital expenditures for property and equipment                                  (1,308)                  (794)
      Purchases of investments                                                       (145,708)                (5,806)
      Sales and maturities of investments                                             144,953                  5,720
      Purchases of long-term equity investments                                        (2,250)                    --
      PixelCam acquisition costs net of cash acquired                                     (12)                    --
                                                                          --------------------   --------------------
                 Net cash used in investing activities                                 (4,325)                  (880)

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                                       1,490                    882
                                                                          --------------------   --------------------

                 Net cash provided by financing activities                              1,490                    882
                                                                          --------------------   --------------------

Net increase (decrease) in cash and cash equivalents                                    2,753                 (2,118)

Cash and cash equivalents at beginning of period                                       12,665                  8,221
                                                                          --------------------   --------------------

Cash and cash equivalents at end of period                                        $    15,418            $     6,103
                                                                          ====================   ====================
Non-cash disclosures of investing activities:
      Issuance of common stock in exchange for the net assets of
        PixelCam, Inc.                                                            $    24,649            $        --
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

2.       COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income.

The following are the components of comprehensive income (loss) (in thousands):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                   --------------------         -------------------
                                                      2000        1999            2000       1999
                                                   ---------    -------         --------    -------
Net income (loss)                                  $ (3,725)    $ 1,226         $  (235)    $ 1,327
Unrealized gain on short-term investment             (1,592)         --         $(1,484)         --
                                                   ---------    -------         --------    -------
Comprehensive income (loss)                        $ (5,317)    $ 1,226         $(1,719)    $ 1,327
                                                   =========    =======         ========    =======



     The components of accumulated other comprehensive income are unrealized gain (loss) on short-term investment which was $3.5 million and $5.0 million at the end of June 30, 2000 and December 31, 1999 respectively.


3.       BALANCE SHEET COMPONENTS

                                                                             JUNE 30,            DECEMBER 31,
                                                                               2000                  1999
                                                                        --------------------  --------------------
INVENTORY:
                   Work-in-process                                               $    4,017            $    1,135
                   Finished goods                                                     7,363                 6,024
                                                                        --------------------  --------------------

                                                                                 $   11,380            $    7,159
                                                                        ====================  ====================

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

5.       EARNINGS PER SHARE

A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:

                                                                  Three Months Ended June 30,
                                                            2000                                 1999
                                           -------------------------------------   -------------------------------------
                                              Income        Shares     Per Share      (Loss)       Shares      Per Share
                                           (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                           -----------  -------------  ---------   -----------   ------------  ---------
Basic EPS:
     Net income (loss) available
         to common stockholders            $ (3,725)        14,113      $ (0.26)     $ 1,226       10,436        $ 0.12
                                                                        ========                                 ======

Effects of Dilutive Securities:
     Stock Options                                -              -                         -        1,237
                                           ---------        ------                   -------       ------

Diluted EPS:
     Income (loss) available to
         common stockholders               $ (3,725)        14,113      $ (0.26)     $ 1,226       11,673        $ 0.10
                                           =========        ======      ========     =======       ======        ======

                                           ----------------------------------------------------------------------------
                                                                   Six Months Ended June 30,
                                                            2000                                 1999
                                           -------------------------------------   -------------------------------------
                                              Income        Shares     Per Share      (Loss)       Shares      Per Share
                                           (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                           -----------  -------------  ---------   -----------   ------------  ---------

Basic EPS:
     Net income (loss) available
         to common stockholders            $ (235)          14,072      $ (0.02)     $ 1,327       10,441        $ 0.13
                                                                        ========                                 ======

Effects of Dilutive Securities:
     Stock Options                                -              -                         -        1,294
                                           --------         ------                   -------       ------

Diluted EPS:
     Income (loss) available to
         common stockholders               $ (235)          14,072      $ (0.02)     $ 1,327       11,735        $ 0.11
                                           ========         ======      ========     =======       ======        ======

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting
Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101").
SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000 the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material effect.

7.       ACQUISITION OR DISPOSITION OF ASSETS

On June 29, 2000, the Company acquired PixelCam, Inc. ("PixelCam"), a manufacturer of megapixel CMOS image sensors and integrated lens/sensor modules, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The common stock issued includes 123,612 shares of restricted stock subject to repurchase by the Company exchanged for restricted stock of PixelCam. The restrictions and vesting periods of the PixelCam shares was maintained and will apply to the converted shares of the Company. The agreement also includes shares that are contingently issuable to former PixelCam shareholders upon achievement of certain milestones. Any contingent consideration will be valued and recorded as of the date the lifting of the contingency becomes probable.

The acquisition was accounted for under the purchase method of accounting. The Company had a valuation performed of the in-process research and development and the intangible assets acquired. The allocation of the purchase price based on independent appraisal and estimates of fair value and including acquisition costs of $575,000, is as follows (in thousands):


         Net tangible assets                                    $   419
         In-process research and development                      6,769
         Goodwill and other intangible assets:
                  Goodwill                                       15,956
                  Covenant not to compete                           800
                  Patents                                           900
                  Acquired employees                                380
                                                              ----------
                                                                $18,036
                                                              ----------
         Net assets acquired                                    $25,224
                                                              ==========


The net tangible assets acquired were comprised primarily of property and equipment, inventory, and cash offset by accrued liabilities. The acquired in-process research and development was written-off in the second quarter of 2000. The estimated weighted average useful life of the intangible assets for purchased technology, covenant not to compete, acquired employees, patents and residual goodwill, created as a result of the acquisition of PixelCam, is approximately three years.

Assuming the business combination had taken place as of January 1, 1999, amortization of goodwill and other intangibles would have been $3.0 million for each of the six month periods ended June 30, 2000 and June 30, 1999. The Company will disclose further pro forma financial information in a subsequent filing on Form 8-K/A.

The allocation of $6.8 million of the purchase price to the acquired in-process research and development has been determined by identifying the research project which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

NET CASH FLOWS. The net cash flows from the identified project was based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. These estimates were based on the assumptions discussed below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility.

The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process research and development product are expected to peak in fiscal 2002 and decline in fiscal 2003 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

Projected gross margins as well as selling, general and administrative costs were based on management's estimates.

DISCOUNT RATE. Discounting the net cash flows back to their present value was based on the cost of capital for well managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process research was 25%.

PERCENTAGE OF COMPLETION. The percentage of completion was determined using costs incurred by PixelCam prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was 62% complete and the estimated costs to complete the project were approximately $4.1 million.

The Company expects to complete the project within 12 months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues were $18.9 million and $36.5 million for the three and six month periods ended June 30, 2000, compared to $13.6 million and $25.5 million for the same periods of 1999, representing increases of 38.4% and 43.0% for the respective periods. For the three and six month periods ended June 30, 2000, product revenues were $16.4 million and $30.6 million, compared to $10.9 million and $20.2 million for the same periods in 1999, increases of 50.0% and 51.5%, respectively. Fueling the growth in product revenue were the DVD and audio product lines. Software, licensing and development revenues were $2.5 million and $5.9 million for the three and six month periods ended June 30, 2000, compared to $2.7 million and $5.3 million for the same periods of 1999, representing a decrease of 8.6% and an increase of 10.9% for the respective periods. These changes were primarily due to the timing of significant new licensing contracts, as well as the timing of revenue recognition on development contracts.


PRODUCT GROSS MARGIN

Product gross margins were 44.7% and 43.8% of product revenues for the three and six month periods ended June 30, 2000, compared to 48.0% and 46.7% for the same periods of 1999. The decreases were due to a product sales mix that included a decreased percentage of higher-margin products and a lower percentage of products sold directly to OEM customers.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses were $4.0 million and $7.2 million for the three and six month periods ended June 30, 2000, compared to $4.0 million and $7.5 million for the same periods of 1999. As a percentage of revenues, R&D expenses decreased to 21.1% and 19.8% for the three and six month periods ended June 30, 2000, compared to 29.3% and 29.4% for the same periods of 1999. The decrease in R&D expenses as a percentage of revenues for the current quarter compared to the same period in 1999 was due to increased revenues in 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses were $4.4 million and $8.6 million for the three and six month periods ended June 30, 2000, compared to $3.3 million and $6.5 million for the same periods of 1999. The increase was primarily due to increased efforts in the development of the China market and greater commission expense related to increased sales volume. As a percentage of revenues, SG&A expenses were 23.6% and 23.5% for the three and six month periods ended June 30, 2000, compared to 24.2% and 25.7% for the same periods of 1999. The decrease as a percent of revenues, quarter to quarter, was due to the increase in revenues in 2000.

WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

On June 29, 2000, the Company acquired PixelCam, Inc. ("PixelCam"), a manufacturer of megapixel CMOS image sensors and integrated lens/sensor modules, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The common stock issued includes 123,612 shares of restricted stock subject to repurchase by the Company exchanged for restricted stock of PixelCam. The restrictions and vesting periods of the PixelCam shares was maintained and will apply to the converted shares of the Company. The agreement also includes shares that are contingently issuable to former PixelCam shareholders upon achievement of certain milestones. Any contingent consideration will be valued and recorded as of the date the lifting of the contingency becomes probable.

The acquisition was accounted for under the purchase method of accounting. The Company had a valuation performed of the in-process research and development and the intangible assets acquired. The allocation of the purchase price based on independent appraisal and estimates of fair value and including acquisition costs of $575,000, is as follows (in thousands):


         Net tangible assets                                    $   419
         In-process research and development                      6,769
         Goodwill and other intangible assets:
                  Goodwill                                       15,956
                  Covenant not to compete                           800
                  Patents                                           900
                  Acquired employees                                380
                                                              ----------
                                                                $18,036
                                                              ----------
         Net assets acquired                                    $25,224
                                                              ==========

The net tangible assets acquired were comprised primarily of property and equipment, inventory, and cash offset by accrued liabilities. The acquired in-process research and development was written-off in the second quarter of 2000. The estimated weighted average useful life of the intangible assets for purchased technology, covenant not to compete, acquired employees, patents and residual goodwill, created as a result of the acquisition of PixelCam, is approximately three years.

Assuming the business combination had taken place as of January 1, 1999, amortization of goodwill and other intangibles would have been $3.0 million for each of the six month periods ended June 30, 2000 and June 30, 1999. The Company will disclose further pro forma financial information in a subsequent filing on Form 8-K/A.

The allocation of $6.8 million of the purchase price to the acquired in-process research and development has been determined by identifying the research project which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

NET CASH FLOWS. The net cash flows from the identified project was based on estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. These estimates were based on the assumptions discussed below. The research and development costs excluded costs to bring the acquired in-process project to technological feasibility.

The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process research and development product are expected to peak in fiscal 2002 and decline in fiscal 2003 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

Projected gross margins as well as selling, general and administrative costs were based on management's estimates.

DISCOUNT RATE. Discounting the net cash flows back to their present value was based on the cost of capital for well managed venture capital funds which typically have similar risks and returns on investments. The cost of capital used in discounting the net cash flows from acquired in-process research was 25%.

PERCENTAGE OF COMPLETION. The percentage of completion was determined using costs incurred by PixelCam prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was 62% complete and the estimated costs to complete the project were approximately $4.1 million.

The Company expects to complete the project within 12 months from the acquisition date. However, development of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from numerous companies. Failure to bring these products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.


INTEREST AND OTHER INCOME, NET

Net interest and other income for the three and six month periods ended June 30, 2000 was $2.2 million and $4.2 million, respectively, an increase of 151.5% and 331.3% compared to the same periods in 1999. The increase resulted primarily from increased interest income on higher cash balances following our follow-on public offering of common stock in December 1999.


PROVISION FOR INCOME TAXES

The Company's estimated effective tax rate remained at 15% for the current quarter, the same as last year's effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, our capital requirements were satisfied primarily by cash flows from operations. At June 30, 2000, we had $15.4 million of cash and cash equivalents, $93.2 million of short-term investments and $122.5 million of working capital. In addition, we had $38.8 million of long-term investments in marketable securities at June 30, 2000.

Our operating activities provided cash of $6.4 million during the six months ended June 30, 2000, primarily due to net income adjusted for the non-cash impact of depreciation and amortization and the one-time charge of $6.8 million for the write-off of purchased in-process research and development. An increase of inventory and prepaid expenses was partially offset by an increase of accounts payable and accrued expenses.

Cash used in investing activities was $5.0 million during the six months ended June 30, 2000, principally reflecting purchases of long-term equity investments and capital equipment.

Cash provided by financing activities was $1.3 million for the six months ended June 30, 2000 and consisted substantially of proceeds from the issuance of common stock under our incentive stock option plan and employee stock purchase plan.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the balance of 2000. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

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

In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may also be required for acquisitions of businesses, products or technologies.

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

In 1999 and the first six months of 2000, we derived a majority of our product revenues from the sale of integrated circuits for DVD and Super Video CD applications. We expect that sales of our products for DVD and Super Video CD applications, digital audio applications and video editing applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our recently introduced products for filmless digital camera applications will also have a significant impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

The DVD market is growing, and additional competitors are expected to enter the market for DVD players and software. We believe that several large Japanese consumer electronics companies may be planning to enter this market and may, accordingly, attempt to develop MPEG 2 hardware or software that may be competitive with our products. Some of these potential competitors may develop captive implementations for use only with their own PC and consumer electronics products. It is also possible that application software vendors, such as Microsoft, may attempt to enter the DVD application market in the future. This increased competition may result in price reductions, reduced profit margins and loss of market share.

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

During the first six months of 2000, 84% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SEVERELY HARM OUR FINANCIAL CONDITION.

We intend to consider investments in complementary companies, products or technologies. We have recently acquired PixelCam, a privately-held manufacturer of CMOS sensors and integrated lens/sensor modules, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

         - issue stock that would dilute our current stockholders' percentage ownership;

         -    incur debt;

         -    assume liabilities;

         - incur amortization expenses related to goodwill and other intangible assets; or

         -    incur large and immediate write-offs.

Our operation of PixelCam and any other business that we may acquire will also involve numerous risks, including:

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


OUR STOCK PRICE HAS FLUCTUATED AND MAY CONTINUE TO FLUCTUATE WIDELY.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 1999 and June 30, 2000, the sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $8.875 to a high of $74.3125. During the first six months of 2000 the sale price ranged from a low of $33.50 to a high of $74.3125. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at June 30, 2000, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

            2.1(1)   Agreement and Plan of Reorganization dated June 28, 2000 among Zoran Corporation,
                     Grape Acquisition Corp. and PixelCam, Inc.

            27       Financial Data Schedule.


(b)         Reports on Form 8-K

                     No reports on Form 8-K were filed during the three months ended June 30, 2000.


-------------------------------------------------------------------------------------------------------------------

                  (1) Incorporated by reference to identically numbered exhibit to Registrant's Form 8-K Current Report dated July 10, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ZORAN CORPORATION





Date:  August 15, 2000               /s/  Karl Schneider
                                     -----------------------------------
                                     Karl Schneider
                                     Vice President of Finance
                                     And Chief Financial Officer
                                    (Principal Financial and Accounting Officer)