Form 10-Q
period 2000-09-30
ZORAN CORP \DE\
filed 2000-11-14
CIK 1003022

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

                                       or

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

                                   Yes X             No __
                                      ---

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 31, 2000 was 17,225,605.

                                ZORAN CORPORATION

                                      INDEX


                                                                               PAGE NO.
                                                                               --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999                            3

              Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2000 and 1999             4

              Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999                       5

              Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          10

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                                      26

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a vote of Security Holders                          27

Item 6.  Exhibits and Reports on Form 8-K                                            28


SIGNATURES                                                                           29

                                ZORAN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                            September 30,   December 31,
                                                                2000           1999
                                                                ____           ____

ASSETS
      Current assets:
           Cash and cash equivalents                         $  15,907      $  12,665
           Short-term investments                               93,969        132,967
           Accounts receivable, net                             28,486         21,869
           Inventory                                            13,453          7,159
           Prepaid expenses and other current assets             4,152          1,946
                                                             ---------      ---------
              Total current assets                             155,967        176,606

      Property and equipment, net                                6,576          5,662
      Other investments                                         41,582            200
      Goodwill and other intangibles                            16,533           --
                                                             ---------      ---------

                                                             $ 220,658      $ 182,468
                                                             =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
           Accounts payable                                  $  12,963      $   7,987
           Accrued expenses and other liabilities               16,529         11,036
                                                             ---------      ---------
              Total current liabilities                         29,492         19,023
                                                             ---------      ---------

      Stockholders' equity:
           Common Stock, $0.001 par value;
              20,000,000 shares authorized; 14,697,814
              and 13,919,270 shares issued and outstanding          15             14
           Additional paid-in capital                          222,848        195,269
           Warrants                                                717            717
           Accumulated other comprehensive income                2,798          4,962
           Accumulated deficit                                 (35,212)       (37,517)
                                                             ---------      ---------
              Total stockholders' equity                       191,166        163,445
                                                             ---------      ---------
                                                             $ 220,658      $ 182,468
                                                             =========      =========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                           ---------------------------    -------------------------
                                                               2000         1999             2000         1999
                                                           ------------- -------------    ------------ ------------
Revenues:
      Product sales                                         $  20,378     $  14,519        $ 50,989        $ 34,728
      Software, licensing and development                       3,636         1,577           9,528           6,891
                                                          -----------   -----------       ---------       ---------
         Total revenues                                        24,014        16,096          60,517          41,619
                                                          -----------   -----------       ---------       ---------

Costs and expenses:
      Cost of product sales                                    11,138         7,720          28,343          18,497
      Research and development                                  5,271         2,430          12,516           9,945
      Selling, general and administrative                       5,074         3,683          13,654          10,232
      Amortization of goodwill and write-off of
        acquired in-process research and development            1,503           ---           8,272             ---
                                                          -----------   -----------       ---------       ---------
         Total costs and expenses                              22,986        13,833          62,785          38,674
                                                          -----------   -----------       ---------       ---------

Operating income (loss)                                         1,028         2,263          (2,268)          2,945

Interest and other income, net                                  2,226           249           6,440           1,226
                                                          -----------   -----------       ---------       ---------

Income before income taxes                                      3,254         2,512           4,172           4,171

Provision for income taxes                                        714           502           1,867             833
                                                          -----------   -----------       ---------       ---------

Net income                                                   $  2,540      $  2,010        $  2,305         $ 3,338
                                                          ===========   ===========       =========       =========

Basic net income per share                                   $   0.17      $   0.19        $   0.16         $  0.32
                                                          ===========   ===========       =========       =========

Diluted net income per share                                 $   0.16      $   0.17        $   0.15         $  0.28
                                                          ===========   ===========       =========       =========

Shares used to compute basic net income per share              14,564        10,681          14,145          10,578
                                                          ===========   ===========       =========       =========

Shares used to compute diluted net income per share            16,009        12,083          15,557          11,865
                                                          ===========   ===========       =========       =========














The accompanying notes are an integral part of these condensed consolidated financial statements.

                                ZORAN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          -------------------------------------------
                                                                                 2000                   1999
                                                                          --------------------   --------------------

Cash flows from operating activities:
      Net income                                                                  $     2,305            $     3,338
      Adjustments to reconcile net income to net cash provided
      by (used in) operations:
         Depreciation, amortization and other                                           3,726                  1,520
         Write-off of in process research and development                               6,769                    ---
         Changes in current assets and liabilities:
            Accounts receivable                                                        (6,655)                (4,337)
            Inventory                                                                  (6,173)                (2,371)
            Prepaid expenses and other current assets                                  (2,286)                  (146)
            Accounts payable                                                            4,902                 (2,846)
            Accrued expenses and other liabilities                                      5,256                  1,762
                                                                          --------------------   --------------------
                 Net cash provided by (used in) operating activities                    7,844                 (3,080)
                                                                          --------------------   --------------------

Cash flows from investing activities:
      Capital expenditures for property and equipment                                  (2,606)                (1,085)
      Purchases of investments                                                       (166,562)               (13,418)
      Sales and maturities of investments                                             163,897                 12,264
      Purchases of long-term equity investments                                        (2,250)                    ---
      PixelCam acquisition costs net of cash acquired                                     (12)                    ---
                                                                          --------------------   --------------------
                 Net cash used in investing activities                                 (7,533)                (2,239)

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                                       2,931                  1,955
                                                                          --------------------   --------------------
                 Net cash provided by financing activities                              2,931                  1,955
                                                                          --------------------   --------------------

Net increase (decrease) in cash and cash equivalents                                    3,242                 (3,364)

Cash and cash equivalents at beginning of period                                       12,665                  8,221
                                                                          --------------------   --------------------

Cash and cash equivalents at end of period                                        $    15,907            $     4,857
                                                                          ====================   ====================


Non-cash disclosures of investing activities:
      Issuance of common stock in exchange for the net
      assets of PixelCam, Inc.                                                    $    24,649            $       ---
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

2.        COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income.

The following are the components of comprehensive income (in thousands):


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                       ------------------              -----------------
                                                        2000        1999                2000       1999
                                                       -------    -------              ------     ------
Net income                                           $  2,540     $ 2,010             $ 2,305     $ 3,338
Unrealized gain on short-term investment                 (681)        ---              (2,164)        ---
                                                     ---------    -------           ---------     -------
Comprehensive income                                 $  1,859     $ 2,010             $   141     $ 3,338
                                                     =========    =======           =========     =======



The components of accumulated other comprehensive income are unrealized gain on short-term investments which was $2.8 million and $5.0 million at September 30, 2000 and December 31, 1999 respectively.

3.        BALANCE SHEET COMPONENTS


                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               2000                  1999
                                                                          --------------        --------------
INVENTORY:
                   Work-in-process                                           $    8,185           $    1,135
                   Finished goods                                                 5,268                6,024
                                                                             ----------           ----------

                                                                             $   13,453           $    7,159
                                                                             ==========           ==========

4.        INCOME TAXES

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings as well as the nondeductible adjustment associated with the amortization of goodwill and write-off of acquired in-process research and development. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

5.        EARNINGS PER SHARE

A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows:

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                             2000                                         1999
                                   -------------------------------------------------- -------------------------------------------
                                      INCOME            SHARES         PER SHARE          (LOSS)         SHARES        PER SHARE
                                   (NUMERATOR)      (DENOMINATOR)        AMOUNT         (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                   ---------------- --------------- ----------------- ---------------- ------------   -----------
Basic EPS:
     Net income available
         to common stockholders          $   2,540          14,564         $    0.17        $   2,010       10,681     $    0.19
                                                                    ================                                  ==========

Effects of Dilutive Securities:
     Stock Options                               -           1,404                                  -        1,395
     Warrants                                                   41                                               7
                                   ---------------  --------------                    --------------- ------------

Diluted EPS:
     Income available to
         common stockholders             $   2,540          16,009         $    0.16        $   2,010       12,083     $    0.17
                                   =============== ===============  ================  ===============  ============  ===========

                                   ----------------------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                        2000                                             1999
                                   -------------------------------------------------- -------------------------------------------
                                      INCOME            SHARES         PER SHARE          (LOSS)         SHARES       PER SHARE
                                   (NUMERATOR)      (DENOMINATOR)        AMOUNT         (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                   ---------------- --------------- ----------------- ---------------- ------------   -----------

Basic EPS:
     Net income available
         to common stockholders          $   2,305          14,145         $    0.16        $   3,338       10,578     $    0.32
                                                                    ================                                 ===========

Effects of Dilutive Securities:
     Stock Options                               -           1,372                                  -        1,287
     Warrants                                                   40                                               -
                                   --------------- ---------------                   ---------------- ------------

Diluted EPS:
     Income available to
         common stockholders             $   2,305          15,557         $    0.15        $   3,338       11,865     $    0.28
                                   =============== ===============  ================  ===============  ===========   ===========



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

In July 1999, the Financial Accounting' Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 to fiscal quarters and years beginning after June 15, 2000. Adopting the provisions of SFAS 133 has not had a material effect on the Company's consolidated financial statements.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25 FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material effect.


7.        ACQUISITION OR DISPOSITION OF ASSETS

On June 29, 2000, the Company acquired PixelCam, Inc. ("PixelCam"), a manufacturer of megapixel CMOS image sensors and integrated lens/sensor modules, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The common stock issued includes 123,612 shares of restricted stock subject to repurchase by the Company exchanged for restricted stock of PixelCam. The restrictions and vesting periods of the PixelCam shares were maintained and will apply to the converted shares of the Company. The agreement also includes shares that are contingently issuable to former PixelCam shareholders upon achievement of certain milestones. Any contingent consideration will be valued and recorded as of the date the lifting of the contingency becomes probable.

The acquisition was accounted for under the purchase method of accounting. The Company had a valuation performed of the in-process research and development and the intangible assets acquired. The allocation of the purchase price based on independent appraisal and estimates of fair value and including acquisition costs of $575,000, is as follows (in thousands):


         Net tangible assets                           $   419
         In-process research and development             6,769
         Goodwill and other intangible assets:
                  Goodwill                              15,956
                  Covenant not to compete                  800
                  Patents                                  900
                  Acquired employees                       380
                                                       -------
                                                       $18,036
                                                       -------
         Net assets acquired                           $25,224
                                                       =======

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

The pro forma information below assumes that PixelCam acquired in 2000 had been acquired at the beginning of each period presented and includes the effect of amortization of goodwill and other identified intangibles from those dates. The impact of charges for in-process research and development has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of any of the periods presented.

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                            -------------------     -------------------
(in thousands, except per share amounts)      2000        1999        2000        1999
                                            -------     -------     -------     -------
Net revenues                                $24,014     $16,119     $60,830     $41.642
Net income (loss)                           $ 2,540     $   129     $ 3,860     $(2,129)
Basic earnings (loss) per common share      $  0.17     $  0.01     $  0.27     $ (0.19)
Diluted earnings (loss) per common share    $  0.16     $  0.01     $  0.24     $ (0.19)

8.        SUBSEQUENT EVENTS

On October 26, 2000 the Company acquired Nogatech Inc. ("Nogatech") a public company that provides chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in a stock transaction valued at approximately $162.0 million. The acquisition of Nogatech will be accounted for as a purchase and accordingly the results of operations of Nogatech (for the period beginning with the date of acquisition to the end of the year) and the estimated fair value of assets acquired and liabilities assumed will be included in the Company's consolidated condensed financial statements as of December 31, 2000. The Company is in the process of determining the final purchase price allocation which we anticipate will include an amount associated with in process research and development that will be written-off in the quarter ending December 31, 2000.

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

On June 29, 2000, the Company acquired PixelCam, Inc. ("PixelCam"), a manufacturer of megapixel CMOS image sensors and integrated lens/sensor modules, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The acquisition is intended to allow us to offer a digital camera solution for the mainstream market that combines the high-quality, low-power advantage, and flexibility of a CMOS sensor with the sophisticated processing power of our COACH (Camera On A Chip) product. The acquisition was accounted for under the purchase method of accounting.

On October 25, 2000 the Company acquired Nogatech Inc. ("Nogatech") a public company that provides chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in a stock transaction valued at approximately $162 million. The acquisition is intended to enhance our ability to offer our customers high quality, low cost solutions for the converging digital television, PC, digital camera, mobile, and Internet appliance markets. The acquisition will be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

REVENUES

Total revenues were $24.0 million and $60.5 million for the three and nine month periods ended September 30, 2000, compared to $16.1 million and $41.6 million for the same periods of 1999, representing increases of

49.2% and 45.4% for the respective periods. For the three and nine month periods ended September 30, 2000, product revenues were $20.4 million and $51.0 million, compared to $14.5 million and $34.7 million for the same periods in 1999, increases of 40.4% and 46.8%, respectively. Fueling the growth in product revenue were the DVD and audio product lines. Software, licensing and development revenues were $3.6 million and $9.5 million for the three and nine month periods ended September 30, 2000, compared to $1.6 million and $6.9 million for the same periods of 1999, representing an increase of 130.6% and 38.3% for the respective periods. The increases were primarily due to significant new licensing contracts, as well as the timing of revenue recognition on development contracts.


PRODUCT GROSS MARGIN

Product gross margins were 45.3% and 44.4% of product revenues for the three and nine month periods ended September 30, 2000, compared to 46.8% and 46.7% for the same periods of 1999. The decreases were due to a product sales mix that included a decreased percentage of higher-margin products and a lower percentage of products sold directly to OEM customers.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses were $5.3 million and $12.5 million for the three and nine month periods ended September 30, 2000, compared to $2.4 million and $9.9 million for the same periods of 1999. For the three months ended September 30, 2000, R&D expenses as a percentage of revenues increased to 21.9% compared to 15.1% for the same period of 1999. For the nine months ended September 30, 2000 R&D expenses as a percentage of revenues decreased to 20.7% from 23.9% for the comparable period in 1999. The increase in R&D expenses as a percentage of revenues for the current quarter compared to the same period in 1999 was due to the timing and recognition of project funding from external sources, timing of major project expenses, such as tape-outs, and the additional costs associated with PixelCam.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses were $5.1 million and $13.7 million for the three and nine month periods ended September 30, 2000, compared to $3.7 million and $10.2 million for the same periods of 1999. The increase was primarily due to increased efforts in the development of the China and market and greater commission expense related to increased sales volume. As a percentage of revenues, SG&A expenses were 21.1% and 22.6% for the three and nine month periods ended September 30, 2000, compared to 22.9% and 24.6% for the same periods of 1999. The decrease as a percent of revenues, quarter to quarter, was due to the increase in revenues in 2000.

AMORTIZATION OF GOODWILL AND WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On June 29, 2000, the Company acquired PixelCam, a manufacturer of megapixel CMOS image sensors and integrated lens/sensor modules, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The agreement also includes shares that are contingently issuable to former PixelCam shareholders upon achievement of certain milestones. Any contingent consideration will be valued and recorded as of the date the lifting of the contingency becomes probable.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated condensed financial statements as of September 30, 2000.

During the third quarter of 2000 we recorded a $1.5 million charge related to the amortization of goodwill associated with our acquisition of PixelCam. In addition to the amortization charge during the third quarter, we have also recorded, during the second quarter, a $6.8 million charge related to the PixelCam acquisition and the associated write-off of acquired in-process research and development.

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

INTEREST AND OTHER INCOME, NET

Net interest and other income for the three and nine month periods ended September 30, 2000 was $2.2 million and $6.4 million, respectively, an increase of 794.0% and 425.3% compared to the same periods in 1999. The increase resulted primarily from increased interest income on higher cash balances following our follow-on public offering of common stock in December 1999.

PROVISION FOR INCOME TAXES

Excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development, the Company's estimated effective tax rate remained at 15% for the current quarter, the same as last year's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2000, our capital requirements were satisfied primarily by cash flows from operations. At September 30, 2000, we had $15.9 million of cash and cash equivalents, $94.0 million of short-term investments and $126.5 million of working capital. In addition, we had $39.1 million of long-term investments in marketable securities at September 30, 2000.

Our operating activities provided cash of $7.8 million during the nine months ended September 30, 2000, primarily due to net income adjusted for the non-cash impact of depreciation and amortization and the one-time charge of $6.8 million for the write-off of purchased in-process research and development. An increase of inventory, accounts receivable and prepaid expenses was partially offset by an increase of accounts payable and accrued expenses.

Cash used in investing activities was $7.5 million during the nine months ended September 30, 2000, principally reflecting purchases of long-term equity investments and capital equipment.

Cash provided by financing activities was $2.9 million for the nine months ended September 30, 2000 and consisted substantially of proceeds from the issuance of common stock under our incentive stock option plan and employee stock purchase plan.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

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

In 1999 and the first nine months of 2000, we derived a majority of our product revenues from the sale of integrated circuits for DVD and Super Video CD applications. We expect that sales of our products for DVD and Super Video CD applications, digital audio applications and video editing applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our recently introduced products for filmless digital camera applications will also have a significant impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

We also rely on independent contractors for the assembly and testing of our products. At present, all of our semiconductor products are assembled by one of four independent contractors: ASE, Amkor, ASAT or Kyocera America, Inc.. Our semiconductor products are tested by these contractors or other independent contractors. Our reliance on independent assembly and testing houses limits our control over delivery schedules, quality assurance and product cost. Disruptions in the services provided by our assembly or testing houses or other circumstances that would require us to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of our products. These constraints or delays could damage our relationships with current and prospective customers and harm our sales and financial results.

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

Competition in the compression technology market has historically been dominated by large companies such as STMicroelectronics and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

          -         C-Cube Microsystems;

          -         Cirrus Logic (Crystal Semiconductor);

          -         Conexant Systems Inc.;

          -         ESS Technologies Inc.;

          -         Fujitsu;

          -         LSI Logic;

          -         Motorola; and

          -         Texas Instruments Inc.

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

During the first nine months of 2000, 84% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SEVERELY HARM OUR FINANCIAL CONDITION.

We intend to consider investments in complementary companies, products or technologies. We have recently acquired PixelCam, a privately-held manufacturer of CMOS sensors and integrated lens/sensor modules, and Nogatech, Inc., a manufacturer of IC chips that compress digital video images and establish connections between video devices and computers, as well as, between video devices across a variety of networks. We may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

          - issue stock that would dilute our current stockholders' percentage ownership;

          -         incur debt;

          -         assume liabilities;

          - incur amortization expenses related to goodwill and other intangible assets; or

          -         incur large and immediate write-offs.

Our operation of PixelCam, Nogatech and any other business that we may acquire will also involve numerous risks, including:

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


OUR STOCK PRICE HAS FLUCTUATED AND MAY CONTINUE TO FLUCTUATE WIDELY.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 1999 and September 30, 2000, the sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $8.875 to a high of $74.3125. During the first nine months of 2000 the sale price ranged from a low of $33.50 to a high of $74.3125. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at September 30, 2000, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a vote of Security Holders

         The Company's 2000 Annual Meeting of Stockholders was held on
         July 18, 2000. At the meeting the following five persons nominated by management were elected to serve as directors of the Company:


                                                                     Shares
                                                          --------------------------
                  Nominee                                   Voted For       Withheld
                  -------------------                     --------------------------
                  Levy Gerzberg                             13,769,769       10,886
                  Uzia Galil                                13,768,769       11,886
                  James D. Meindl                           13,769,769       10,886
                  Arthur B Stabenow                         13,768,769       11,886
                  Philip M. Young                           13,769,769       10,886

         The following additional items were voted upon at the meeting:

          1. A proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 980,000 shares was approved by a vote of 8,322,695 shares for; 2,310,521 shares against; 16,816 shares abstaining.

          2. A proposal to amend the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares was approved by a vote of 10,546,246 shares for; 87,762 shares against; 16,024 shares abstaining.

          3. A proposal to amend the Company's 1995 Outside Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares was approved by a vote of 8,910,547 shares for, 1,717,293 shares against; 22,192 shares abstaining.

          4.        A proposal to ratify the appointment of
                    PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2000 was approved by a vote of 13,765,188 shares for; 8,778 shares against; 6,689 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 10.1    1993 Stock Option Plan, as amended to date.
                 10.2    1995 Outside Directors Stock Option Plan as amended
                         to date.
                 10.3    Amended and Restated 1995 Employee Stock Purchase
                         Plan as amended to date.
                 27      Financial Data Schedule.


          (b)    Reports on Form 8-K

                 On July 10, 2000, the Company filed a Report on Form 8-K, pursuant to Item 2 thereof, reporting that it had agreed to acquire PixelCam, Inc., pursuant to the Agreement and Plan of Reorganization dated June 28, 2000 among the Company, PixelCam and Grape Acquisition Corporation, a wholly-owned subsidiary of the Company. On September 12, 2000 the Company filed a Report on Form 8-K/A, pursuant to Item 7 thereof, reporting Financial Statements, Pro Forma Financial Information and Exhibits related to the acquisition of PixelCam.


-------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ZORAN CORPORATION





Date:  November 14, 2000        /s/  Karl Schneider
                                ----------------------------
                                Karl Schneider
                                Vice President of Finance
                                And Chief Financial Officer
                                (Principal Financial and Accounting Officer)