Form 10-K
period 2000-12-31
ZORAN CORP \DE\
filed 2001-04-02
CIK 1003022

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by `check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on March 17, 2001, as reported on the Nasdaq National Market, was approximately $226,000,000. Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's Common Stock, $0.001 par value, as of March 16, 2001: 17,458,940

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

                                     PART I

THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FUTURE PERFORMANCE AND RISK FACTORS" AND ELSEWHERE IN THIS REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

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

INDUSTRY BACKGROUND

Until the mid-1990s, video images and audio soundtracks were transmitted, edited and stored almost exclusively using analog formats. More recently, however, advances in technology have allowed audio and video to be processed and stored in digital form. Unlike analog formats, which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of audio and video signals through digital signal processing and offer a number of fundamental advantages over analog technologies. Through complex digital signal processing operations, digital audio and video signals may be compressed, providing significant storage and transmission efficiencies. They also may be filtered, allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats provide users with additional benefits, including random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying and controlled and secure access.

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

To drive the implementation and speed the adoption of products based on digital formats, industry participants organized committees to define international compression standards. The principal standards in use today include:

     o The Joint Photographic Experts Group, or JPEG, standard for the high quality compression of still images and the real-time, low-cost compression and decompression of moving images;

     o The MPEG 1 standard, adopted by the Moving Pictures Experts Group, or MPEG, for the compression of both audio and video data at the high compression ratios necessary for the limited storage capacity of the CD-ROM format;

     o The MPEG 2 standard, subsequently adopted by the Motion Pictures Expert Group, for the compression of both audio and video data, designed to provide improved quality in broadcast and video playback applications;

     o The MPEG 4 standard, is an extension of MPEG 1 and MPEG 2 that provides the ability to view, access and manipulate objects rather than pixels, which is especially significant in video streaming, digital television, module multimedia and video game applications; and

     o Dolby AC-3, also known as Dolby Digital, developed by Dolby Laboratories, an industry standard for the compression of audio for use in multi-channel digital surround sound systems.

These industry standard techniques have enabled the dramatic growth in a variety of digital multimedia markets, including:

     o DVD PLAYERS. DVD players use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback than is possible with VCR or video CD technology. According to Cahners In-Stat Group, a market research firm, worldwide sales of DVD players are expected to grow from 2.4 million units in 1998 to
       54.3 million units in 2004, a compounded annual growth rate of 68.2%.

     o DIGITAL AUDIO SYSTEMS. Dolby Digital and other audio compression techniques are used in multi-channel surround sound products including movie theater sound systems, audio/video receivers and digital speakers. According to data gathered from marketing research firms including Cahners In Stat Group and NPD-Intellect amongst others, the demand for digital audio systems is expected to grow from 2.2 million units in 1998 to 85.3 million units in 2004, a compounded annual growth rate of 84.0%.

     o FILMLESS DIGITAL CAMERAS. Filmless digital cameras use JPEG compression technology to capture high resolution images that can be viewed, edited and stored on a computer system and transmitted over telephone lines and computer networks. According to Cahners In-Stat Group, a market research firm, sales of megapixel digital cameras are expected to grow from 3.6 million units in 1998 to 40.8 million units in 2004, a compounded annual growth rate of 49.9%.

     o PC VIDEO SYSTEMS. JPEG-based PC video systems are used to capture and "cut and paste" video sequences and add special audio and video effects. The growth in the desktop video editing market has slowed in recent years. However, according to Cahners In-Stat Group, a marketing research firm, the demand for PC TV tuners over USB is expected to grow from 186,000 units in 2000 to 5.8 million units in 2005, a compound annual growth rate of 99.0%.

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

STANDARDS-PLUS METHODOLOGY. We have leveraged our broad multi-disciplinary expertise and proprietary digital signal processing and compression technologies to develop what we refer to as "standards-plus" solutions. We have enabled OEMs to improve image and sound quality and deliver superior products to end users by adding more features around compression standards, such as more efficient use of memory, processing and communication resources, as well as audio and image enhancement algorithms. We have also provided OEMs the ability to include OEM-programmable effects, as well as variable compression ratios for video. These "standards-plus" features allow our customers to differentiate their products from those of their competitors.

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

INTEGRATED SYSTEM SOLUTIONS. We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers' total system cost can be reduced and they can concentrate on differentiating their products from those of their competitors. For example, we introduced the Camera On A CHip, or COACH, which includes most of the electronics of a filmless digital camera. With the acquisition of PixelCam Inc., we also offer the CMOS sensor that is tightly integrated with COACH. By delivering a camera on a chip with the CMOS sensor, we enable our customers to reduce the costs of their products and focus on providing products that meet the needs of their end users.

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

FURTHER PENETRATE KEY INTERNATIONAL MARKETS. In 1998 we opened an office in Shenzhen, China. During 2000, we opened offices in Taiwan and Japan. At the beginning of 2001, we opened offices in Korea and Hong Kong. We believe that by opening these offices we will be able to better provide sales, marketing, and applications support for these growing consumer electronics markets.

EXTEND TECHNOLOGICAL LEADERSHIP. Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio and video. For example, our proprietary bit rate control technology has helped us provide reliable and inexpensive JPEG-based video compression and our proprietary Virtual Multi-Channel Digital, or VMD, technology enables high-quality surround-sound effects from two low-cost audio speakers, rather than the four or five speakers required by other technologies. During 2000, we acquired PixelCam Inc., which enabled us to develop a competitive advantage by combining our Camera On A Chip, or COACH, processor with PixelCam's CMOS sensor, providing a more integrated system. Furthermore, during 2000 we acquired Nogatech Inc., which provided us with low cost PC connectivity and MPEG-4 technologies that allow us to address high growth opportunities, including the transmission of live video for wireless applications. We intend to continue to invest in our own research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

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

DVD players, the latest generation of video playback systems, use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with VCRs, Video CD or Super Video CD players. DVD players are sold as stand-alone products and are also included in place of CD-ROM drives in some newer PCs, where they are referred to as DVD-ROMs. DVD-ROMs are also sold as upgrade products. The growth in the DVD market is demonstrated by the rapidly growing sales of DVD players, the increasing number of models and manufacturers, and the increasing number of DVD titles available for purchase and rent.

  DIGITAL VIDEO RECORDING SYSTEMS

Digital video recording systems are aimed at replacing the analog VCR. Digital video recording systems will not only store home made movies and TV programs but will allow them to be easily edited. In addition, digital video recording systems will enable high quality time shifting of TV program viewing by recording the program so that it can be watched simultaneously or on a delayed basis. The recording media includes DVD recordable media and hard disks. Digital video recording systems use MPEG 2 as the video compression format and Dolby Digital or MPEG audio as the audio format.

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

  PC VIDEO SYSTEMS

Historically, professional video editing systems were comprised of expensive pieces of analog audio and video equipment. Compression technology allows digital video images to be stored in a computer's memory in sufficient volume to enable capture and "cut and paste" editing to be performed through random access to stored images. As the cost of compression technology has declined, a number of manufacturers have designed low cost digital video capture and editing systems that run on PCs, creating a new category of users in the corporate, education and government markets.

The availability of universal serial bus, or USB, connectors on most PCs currently being manufactured creates an opportunity for the development of low-cost external video capture and editing accessories that can be easily installed by consumers. We believe that enhanced support of video in the Windows-ME, and the growing popularity of wideband Internet services will open new opportunities for video capture and sharing applications on the PC and will increase the popularity of such products.

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

ZORAN JPEG TECHNOLOGY. Our JPEG technology incorporates a proprietary bit rate control algorithm that enables our JPEG-based products to compress any image to a predetermined size while optimizing video quality using pre-selected parameters. Without this feature, the JPEG compression process results in compressed data files of various sizes based on the actual content of the original image given a constant degree of compression. An image with large amounts of visual detail will generate a larger data file than that generated from an image with less detail. Performance of many video applications is hampered by variability in the size of the compressed images in a video sequence, which can result in inefficient use of available memory, bus speed or communication channel capacity or even the loss of images. Our bit rate control is a "standards-plus" solution that uses real-time digital signal processing algorithms to optimize video quality based on pre-selected parameters, which can be programmed by OEMs, without the loss of any image or video frame. Our bit rate control has been incorporated in our JPEG-based devices that are used in video editing systems, filmless and tapeless digital cameras, color scanners, PC-based security systems, video conferencing and other applications. Other features of our JPEG-based products include their ability to handle a wide range of compression ratios, to perform a "lossless" compression algorithm in the same JPEG device, to rapidly scan or browse a large number of images and utilize advanced image processing algorithms that enable bit rate control of USB data, vertical blank interval detection, infrared remote control detection and scene analysis for computer control applications. We implement these functions in a single integrated circuit while we believe most other manufacturers either offer fewer functions or require multiple chips, resulting in higher manufacturing costs and greater power consumption.

CMOS SENSOR TECHNOLOGY. With the widespread availability of inexpensive complementary metal oxide semiconductor, or CMOS, fabrication facilities, image sensor designers are now able to offer a single chip solution to perform the "light-to-bytes" function at a quality level that is competitive with the long established charge coupled device, or CCD, sensor technology, but with far greater operational flexibility and at much lower power consumption. CMOS sensors can scan in a variety of modes and directions and perform analog-domain pre-processing of the signal which may be advantageous from a system perspective. Although the greater pixel circuit complexity results in a larger imager today, progress is being made to both reduce the geometry of the pixel and use more aggressive design rules. The result will be a sensor which provides both cost reduction and performance enhancement paths to the system designer over the traditional CCD-based solution.

ZORAN CMOS SENSOR TECHNOLOGY. The PixelCam ZR32112 is a high performance 1.3 megapixel CMOS image sensor that is ideal for digital still and video imaging products. With its proprietary Distributed-Pixel Amplifier design, the pixel response is independent of its distance from each column's CDS circuitry. This unique architecture results in an extremely uniform pixel array with low fixed-pattern noise without the need for off-chip background frame subtraction circuitry. The bank of analog front-end circuits quantizes each pixel to 10 bit resolution. This highly parallel approach eases speed requirements on individual analog circuits and reduces overall power consumption. Separate programmable red, green and blue PGA circuits enable analog-domain color balance. The flexibility of the ZR32112 output image format permits the tradeoff between resolution and frame rate. The image output may also be horizontally "mirrored" and vertically "flipped".

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

MPEG 4 builds on the experience of the MPEG 1 and MPEG 2 standards, which are currently used in digital video applications. MPEG 4 is rich in features, and can be customized to serve the needs of specific industries while preserving a high level of interoperability across a variety of applications. It allows a new level of interaction with visual content, providing the ability to view, access and manipulate objects rather than pixels. MPEG 4's impact is especially significant in video streaming, digital television, mobile multimedia and game applications

ZORAN MPEG TECHNOLOGY. Beginning in 1997, we established ourselves as a leading provider of MPEG 2 technology for DVD and Super Video CD applications. We introduced the first DVD decoder device integrating digital video with multi-channel digital audio and programmable audio effects for use in DVD players. We also introduced new MPEG compression chip cores that can be integrated into chips manufactured by OEM customers, enabling these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products. We are developing advanced video processing technology for implementation and enhancement of the MPEG 4 video compression standard for PC video accessories and for communication across networks. We are adapting and enhancing our existing core technologies in order to develop algorithms and chips that will be compatible with the variety of Internet video, plug-and-play and other applications based upon MPEG 4.

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

ZORAN AUDIO TECHNOLOGY. Working closely with Dolby Laboratories, we have developed a programmable audio digital signal processing engine with an architecture optimized for Dolby Digital and other demanding audio applications and we were the first to develop a single-chip solution for Dolby Digital decoding. Our Vaddis DVD decoders and audio processors now incorporate this engine to allow systems manufacturers to replace system components with software modules, differentiate their products from their competition, use our Silicon Software library of advanced audio algorithms, and reduce system costs and time to market. In addition to Dolby Digital, our DVD decoders and audio processors implement all principal audio compression standards, including DTS, MLP and MP3. Our integrated circuits also include additional functions such as Virtual Multi-Channel Digital, surround sound for headphones, High-Definition CD, karaoke processing and speaker equalization.

PRODUCTS

Our multimedia product line consists of four principal product families:

     o DVD/Super Video CD--audio and video decompression products based on MPEG, Dolby Digital and DTS;

     o Digital Audio--audio decompression products for use in products using MPEG, Dolby Digital, DTS, MLP, MP3 and other audio technologies;

     o Filmless Digital Cameras--video compression and decompression products based on JPEG technology and CMOS sensors; and

     o PC Video--video compression and decompression products based on JPEG technology and USB multimedia controllers.

The following table lists our principal multimedia integrated circuits currently in production, including the months in which initial production units were first made available to customers:

----------------- ------------------------------------------------- -------------- -----------------------------------------
                                                                      INITIAL
   PRODUCT                                                           COMMERCIAL                     PRINCIPAL
   FAMILY                            PRODUCTS                         SHIPMENT                     APPLICATIONS

                  Vaddis DVD decoder (ZR36700)                      December 1997
----------------- ------------------------------------------------- -------------- -----------------------------------------
                  Vaddis III Integrated DVD decoder (ZR36710)       August 1998
                   ------------------------------------------------- -------------
                  Vaddis IV Integrated DVD decoder (ZR36730)        June 1999      DVD players
                  ------------------------------------------------- --------------
DVD and Super     Vaddis IV-LC Integrated DVD decoder (ZR36732)     November 2000
 Video CD         ------------------------------------------------- -------------- -----------------------------------------
                  SupraAV I Super Video CD decoder (ZR36205)        August 1998
                  ------------------------------------------------- --------------
                  SupraAV II Super Video CD decoder (ZR36215)       September 1998 Super Video CD players
                  ------------------------------------------------- --------------
                  SupraAV II Super Video CD decoder (ZR36225)       June 2000
----------------- ------------------------------------------------- -------------- -----------------------------------------
                  6-channel Dolby Digital decoder                   December 1994  Home theater
                  (ZR38500)
                  ------------------------------------------------- -------------- -----------------------------------------
                  Programmable Digital audio processor (ZR38601)    December 1998  Digital speakers for home theater,
Digital Audio                                                                      computers and gaming consoles
                  ------------------------------------------------- -------------- -----------------------------------------
                  Multi-standard Programmable Digital audio         December 1998  Audio/video receivers, 3D headphones
                  processor (ZR38650)
----------------- ------------------------------------------------- -------------- -----------------------------------------
                  Filmless digital camera processor--COACH           February 1999
                  (ZR36400)
                  ------------------------------------------------- --------------
Filmless Digital  Filmless digital camera processor--COACH-XL        March 2000    Filmless digital cameras, security
   Cameras        (ZR36410)
                  ------------------------------------------------- --------------
                  Filmless digital camera processor--COACH-LC        March 2000
                  (ZR36420)
                  ------------------------------------------------- --------------
                  CMOS sensor (ZR32112)                             July 2000
----------------- ------------------------------------------------- -------------- -----------------------------------------
                  JPEG codec (ZR36050)                              April 1993     PC video editing, office automation
                  ------------------------------------------------- -------------- -----------------------------------------
                  Integrated converter (ZR36016)*                   February 1995  Color scanners and printers
                  ------------------------------------------------- -------------- -----------------------------------------
                  JPEG codec (ZR36060)                              February 1997  PC video editing, security
                  ------------------------------------------------- -------------- -----------------------------------------
                  JPEG PCI multimedia controller                    September 1997 PC video editing
                  (ZR36067)
                  ------------------------------------------------- -------------- -----------------------------------------
    PC Video      PCI multimedia controller (ZR36125)               March 1997     PC video capture
                  ------------------------------------------------- -------------- -----------------------------------------
                  USB multimedia controller  (ZR36503)              June 1998      PC-TVs, PC digital cameras, video
                                                                                   capture devices
                  ------------------------------------------------- -------------- -----------------------------------------
                  USB multimedia controller (ZR36504)               December 1999  PC-TVs, PC digital cameras, PC set-top
                                                                                   boxes, cable modems
----------------- ------------------------------------------------- -------------- -----------------------------------------

* Designed and manufactured by a third party and sold by us under our name pursuant to a non-exclusive license. See "Proprietary Rights and Licenses."

DVD/SUPER VIDEO CD PRODUCTS. In 1997, we introduced the first member of our Vaddis line of DVD decoders, the Vaddis I. During 1998, we introduced the Vaddis II and Vaddis III, and in 1999 we introduced the Vaddis IV. During 2000, we introduced the Vaddis IV-LC and the companion CPU chips. Our Vaddis decoders perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DTS and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis has additional computation power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers and the Vaddis. The Vaddis IV incorporates a more powerful audio digital signal processor that enables the support of advanced audio algorithms like MPEG 5.1, DTS and audio DVD, which are needed in today's DVD player systems. Vaddis decoders are being used in DVD players manufactured by Sharp, Toshiba and others. The SupraAV is our single chip solution for the Super Video CD market. This single chip performs all of the audio and video decoding required by the Super Video CD standard and also allows additional features, like karaoke, to be implemented without any additional hardware. We provide full reference designs of DVD players and a Super Video CD player, based on our Vaddis and SupraAV chips, that helps our customers accelerate their time to market for their players.

DIGITAL AUDIO PRODUCTS. The ZR38601, a single-chip digital audio processor designed to support the growing PC and home theater digital speaker market, takes advantage of most of the advanced audio algorithms included in our Silicon Software library. Its eight channel output architecture supports the latest home theater applications, including Dolby Surround EX 6.1 channel sound. The ZR38601's ability to accept six individual channels of audio input also makes it the ideal processor for today's four channel Direct Sound computer games. The ZR38650, a true multi-standard digital audio processor, takes advantage of our complete Silicon Software library. It is designed to support the large mid and low range audio/video receiver market, while providing features previously available only on more expensive models.

FILMLESS DIGITAL CAMERA PRODUCTS. Our JPEG technology is used in filmless digital cameras. In September 1999, we introduced the Camera On A CHip, or COACH--an integrated system on a chip solution that includes most of the electronics of a filmless digital camera. The COACH can be connected directly to a high-resolution (up to 4 mega pixel) CCD or CMOS sensor, process the video information in real time, compress the captured image in real time to a flash memory, interface an LCD or micro display and interface to all types of flash memory. Among the unique capabilities of the COACH is the ability to transfer in real-time, over a USB bus, high quality video to the PC and thus serve also as a PC video camera. The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH is supplemented by full filmless digital camera reference designs, "Cam ON" and "Cam Mini," shortening the time to market for COACH customers. In June 2000, Zoran acquired PixelCam, Inc., a provider of high quality megapixel CMOS image sensors and integrated lens/sensor modules. The PixelCam CMOS sensor products currently deliver CCD image quality with 1.3 megapixel resolution at one-quarter the power dissipation and twice the integration level of CCD sensors. The sensor's architecture is scalable, which will enable higher resolution product offerings as the digital camera OEM's needs change. These products also offer the digital camera manufacturer longer battery life and reduced "time to next shot".

PC VIDEO PRODUCTS. Our ZR36050 and ZR36060 codecs are compression/decompression devices used for real time encoding and decoding of JPEG video for editing applications. They are fully compliant with JPEG standards. The ZR36050 and ZR36060 utilize our proprietary bit rate control technology for high quality video capture. The ZR36050 also features a unique, embedded, "lossless" mode that allows customers to elect to use low compression ratio techniques that result in no data loss for applications where quality is the primary consideration. The ZR36050 and ZR36060 can be installed in a chipset that includes the ZR36067 motion controller for PCI board implementation or pre/post-processing devices such as the ZR36016 integrated color space/raster-to-block converter. The ZR36060 integrates the functions of the ZR36050, ZR36015 and an additional SRAM device in a single chip. The ZR36067 is a PCI motion JPEG controller targeting consumer-priced but professional quality desktop PCI video editing systems. The ZR36503 is a video chip for video communication across the USB channel to the PC. The ZR36504 chip incorporates video, audio and data streaming into a single chip for video, audio and data transfer across the USB channel to the PC.

INTEGRATED CIRCUIT CORES. We offer multimedia integrated circuit cores which can be incorporated into our customers' chips. For example, our latest generation programmable audio digital signal processor engine, the ZR39000, offers extended processing power and software compatibility with all previous generations of our digital audio processors, thus allowing it to use our extensive Silicon Software library. The ZR39000 is designed to be integrated into DVD, television set-top box, home network, and Internet appliance system-on-a-chip applications. Our video decoder core, the ZR4VD1, can be used to reformat and process video from television-type analog format to digital format, enabling video processing by PCs, digital televisions and other video systems. Our video encoder core, the ZR4VE2, enables the conversion of various digital video formats for display on televisions and PC monitors, and can be integrated into graphics integrated circuits, digital televisions, television set-top boxes and digital cameras.

CUSTOMERS

The following table lists representative customers, as well as other OEMs who purchase our products through our distributors. Each of these customers and OEMs purchased, directly or indirectly, at least $100,000 of our products from January 1, 2000 through December 31, 2000:

------------------------------ --------------------------------------------------------------- --------------------
PRODUCT FAMILY                                      CUSTOMERS                                    OTHER OEMS
------------------------------ --------------------------------------------------------------- --------------------
DVD/Super Video CD             CET LTD.                         Marketa Semiconductor          Orion
                               C.R.G. Electronics LTD.          Newell Hong Kong               Quisheng
                               Daewoo Electronics Co., LTD.     RH Electronics LTD.            Sharp
                               Farimex S.A.                     Shanghai Thakral Electronics   Toshiba
                               Fly Ring Digital Technology      Sinoglobal Technology Inc.
                               FM COM Corp.                     Tatung
                               Fujifilm                         Xiaxin
------------------------------ --------------------------------------------------------------- --------------------
Digital Audio                  Acoustic Accessories             Dolby Laboratories             Denon
                               Altec Lansing                    Edge Electronics Inc.
                               Amega Technology                 Fujifilm
                               ATL Electronics                  Harvatek Corporation
                               Boston Acoustics                 Minton Optical Industry
                               Creative Technology
------------------------------ --------------------------------------------------------------- --------------------
PC Video                       Alcom Electronics                Matrox                         Avid
                               Amega Group Limited              Pemstar Electromechanical      Lucent Technologies
                               ATD Electronique                 Pinnacle Systems               Silicon Graphics
                               ATI Technologies LTD.            Q.S.R. LTD.
                               Avermedia Technologies           Ryantronics Inc.
                               CET LTD.                         SCI Manufacturing Inc.
                               Dazzle, Inc.                     Solectron Technology Inc.
                               Dovatron Ireland B.V.            Takachiho Koheki Co., LTD.
                               Edge Electronics Inc.            Tomen Electronics Corp.
                               Electronics for Imaging          Topas Electronic
                               Fujifilm                         Xanbo Inc.
                               Hauppauge Computer Works
------------------------------ --------------------------------------------------------------- --------------------
Filmless Digital Cameras       Kinpo Electronics Ltd.           Samsung Techwin Co. LTD.       Minolta
                               Mustek Systems Inc.              Sinoglobal Technology Inc.     Ricoh
                               NuCam Corporation                Xirlink, Inc.
                               Primax Electronics Ltd.
------------------------------ --------------------------------------------------------------- --------------------


Fujifilm purchases our products primarily as a distributor and resells these products, in many cases under its own trade name. Fujifilm acts as our primary distributor in Japan and accounts for most of our product sales in Japan.

During 1999, sales to Fujifilm accounted for 37.3% of our total revenues, including 41.0% of product sales. During 2000, sales to Fujifilm accounted for 25.2% of our total revenues, including 27.5% of product sales. During 1999, our four largest customers accounted for 56.9% of our revenues, and during 2000, our four largest customers accounted for 45.4% of our revenues.

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

We are a party to research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation. These organizations fund up to 50% of incurred project costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. Total grants earned in 1998 were $851,000, in 1999 were $484,000 and in 2000 were $333,000. The terms of
Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist. We are currently engaged in the development of improvements to our Camera On A CHip, or COACH, technology under grant from the Chief Scientist. Although we have received grants from the Chief Scientist and the Foundation in the past, we intend to fund future research and development efforts for new products primarily from our own funds and through research and development arrangements with our major OEM customers.

As of December 31, 2000, we had a staff of 128 full-time and 40 part-time research and development personnel, 160 of whom are based in Israel.

SALES AND MARKETING

Our sales and marketing strategy is to focus on providing solutions, primarily compression related, for manufacturers seeking to design audio and video products for emerging high volume consumer applications. In cooperation with leading manufacturers of audio and video equipment in the commercial and consumer markets, we attempt to identify market segments which have the potential for substantial growth. To implement our strategy, we have established a direct sales force located at several sales and marketing offices, and a worldwide network of independent sales representatives and distributors. In some cases, our strategic partners also provide sales and marketing support.

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

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 11-person direct sales staff, of whom four are located in the United States and seven are located internationally. Our United States sales staff is primarily responsible for sales in North America, South America and Asia, and our Israeli sales staff is primarily responsible for sales in Europe and the Middle East. In addition, we sell our products indirectly through 23 commissioned sales representatives as well as selected distributors. We typically warrant our products for a 12-month period. To date, we have not experienced material product returns or warranty expense.

We have begun to open offices in other parts of the world in order to better address the markets in those regions. During 1998, we opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets. During 2000, we opened an office in Taipei, Taiwan in an effort to better address the digital camera market. As of December 31, 2000, we had a staff of 23 employees in our China office and 6 employees in our Taiwan office, including sales, applications and customer support employees. In addition, at the beginning of 2001 we opened offices in Hong Kong and Korea. These offices will also provide sales, applications and customer support and currently have two employees each.

We distribute our integrated circuit products in Japan primarily under an agreement with Fujifilm. Under this agreement, Fujifilm acts as the primary distributor in Japan of products developed by us under development contracts with Fujifilm. Fujifilm also sells some of these products in Japan under its own name. We may sell these products directly in Japan only to specified customers and must first buy the products from Fujifilm. Fujifilm also has a nonexclusive license to distribute most of our products outside of Japan. We operate a representative office in Tokyo to help promote our products in Japan and to manage the sale of products not sold through Fujifilm, such as integrated circuit cores and certain JPEG products.

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

We sell our DTS Technology-based products under a non-exclusive license from DTS Technology LLC to sell products that incorporate the DTS algorithm. We are not required to pay royalties to DTS Technology under this agreement. Our customers enter into license agreements directly with DTS, pursuant to which they pay royalties to DTS. Under our agreement with DTS, we may sell our DTS-based products only to customers who are licensees of DTS. The failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our sales.

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

Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC is currently manufacturing our DVD, audio, JPEG and some of our COACH products.

In addition, Fujifilm, Samsung and National Semiconductor manufacture some integrated circuit products for us. Fujifilm is currently manufacturing our JPEG codec, our JPEG-based converter products and our MPEG 1 decoder. Samsung is currently manufacturing some of our COACH products. Hyundai and Fujitsu manufacture our USB multimedia controller chips. Our independent foundries fabricate products for other companies and may also produce products of their own design.

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


COMPETITION

Our existing and potential competitors include many large domestic and international companies that have substantially greater resources in the areas of:

     o finance;

     o manufacturing;

     o technology;

     o marketing; and

     o distribution.

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. In the market for JPEG-based products for desktop video editing applications, our principal competitors are Divio and Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Motorola, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. C-Cube, ESS, LuxSonor, Matsushita, National Semiconductor, STMicroelectronics, Sony and Winbond have introduced integrated audio and video devices for DVD and Super Video CD applications. These manufacturers, as well as others, are licensed by Dolby to incorporate Dolby Digital technology in their products. In addition, some manufacturers, including Sony, incorporate compression technologies other than Dolby Digital in audio products that compete with products using our integrated circuits. In the markets for JPEG-based products for use in filmless digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs and Texas Instruments. Conexant is currently offering system-on-a-chip solutions for filmless digital cameras. Conexant and Motorola are providing CMOS sensor products. In the market for MPEG-based chip core products, our principal competitors are David Sarnoff Research Center and SICAN Microelectronics.

We believe that our ability to compete successfully in the rapidly evolving markets for high performance audio and video compression technology depends on a number of factors, including:

     o price, quality, performance and features of our products;

     o the timing and success of new product introductions by us, our customers and our competitors;

     o the emergence of new industry standards;

     o our ability to obtain adequate foundry capacity;

     o the number and nature of our competitors in a given market; and

     o general market and economic conditions.

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

The DVD market is growing, and additional competitors are expected to enter the market for integrated circuits used in DVD players. We believe that several large Japanese consumer electronics companies may be planning to enter this market and may attempt to develop MPEG 2 hardware or software to compete with our products. Some of these potential competitors may develop captive implementations for use only with their own PC and commercial and consumer electronics products. This increased competition may result in price reductions, reduced profit margins and loss of market share.

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

We sell our Dolby Digital-based products under a perpetual non-exclusive license from Dolby which permits us to incorporate the Dolby Digital algorithm into our products. Our customers enter into license agreements with Dolby pursuant to which they pay royalties directly to Dolby. Under our agreement with Dolby, we may sell our Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for our Dolby Digital-based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our business. We sell our DTS Technology-based products under a non-exclusive license from DTS Technology LLC ("DTS") to sell products that incorporate the DTS algorithm. We are not required to pay royalties to DTS under this agreement. Our customers enter into license agreements directly with DTS, pursuant to which they pay royalties to DTS. Under our agreement with DTS, we may sell our DTS-based products only to customers who are licensees of DTS. The failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our sales.

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


EMPLOYEES

As of December 31, 2000, we had 242 full-time and 43 part-time and contract employees, including 128 full-time and 40 part-time and contract employees primarily involved in research and development activities, 74 in marketing and sales, 29 in finance and administration and 19 in manufacturing control and quality assurance. We have 155 full-time employees and 43 part-time and contract employees based in Israel, including 160 employees who are primarily involved in engineering and research and development. There are 56 individuals at our facilities in Santa Clara, California. The remaining employees are located in our international offices in Canada, Japan, China and Taiwan. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2.  PROPERTIES.

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 24,000 square feet of leased space in Santa Clara, California under a lease expiring in March 2003. Our principal research and development and engineering facilities and the balance of our administration, marketing and sales operations are located in approximately 20,000 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in 2005 and approximately 3,000 square feet of leased space in Kfar Saba, Israel under a lease expiring in 2003. The aggregate annual gross rent for our facilities was approximately $1,239,000 in 2000. We also lease sales offices in Tokyo, Japan, Taipei, Taiwan, and Shenzhen, China. See Note 6 of Notes to Consolidated Financial Statements. In addition, at the beginning of 2001 we opened offices in Hong Kong and Korea. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings which we believe will materially affect our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special stockholder meeting on October 31, 2000. The following items were voted upon at the meeting:

1. A proposal to amend our certificate of incorporation to increase the number of authorized shares of our common stock from 20,000,000 to 55,000,000 shares was approved by a vote of 12,310,738 shares for; 1,155,141 shares against; and 6,299 shares abstaining.

2. A proposal to amend our 1993 Stock Option Plan to increase the number of shares of our common stock reserved for issuance thereunder by 500,000 shares was approved by a vote of 9,217,253 shares for; 4,247,900 shares against; and 7,025 shares abstaining.


EXECUTIVE OFFICERS

The names of our executive officers and their ages as of December 31, 2000 are as follows:

NAME                       AGE    POSITION
----                       ---    --------
Levy Gerzberg, Ph.D....    55     President, Chief Executive Officer and Director
Aharon Aharon..........    46     Senior Vice President and Chief Operating Officer
Isaac Shenberg, Ph.D...    49     Senior Vice President, Business and Strategic Development
Karl Schneider.........    46     Vice President, Finance and Chief Financial Officer
Arie Heiman, Ph.D......    54     Senior Vice President, New Technology and New Markets


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

AHARON AHARON joined Zoran as Vice President, Engineering-Haifa Operations in February 1997 and was elected Vice President, Engineering in August 1997 and Senior Vice President and Chief Operating Officer in October 1998. From 1983 to February 1997, Mr. Aharon was employed by IBM in a variety of engineering and management positions, including Senior Manager of VLSI Design Tools from 1993 to February 1997 and Design Automation Manager from 1989 to 1993. Mr. Aharon holds a B.S. and M.S. in Electrical Engineering from the Technion.

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

ARIE HEIMAN joined Zoran as Senior Vice President, New Technology and New Markets in October 2000, following our acquisition of Nogatech, Inc., which Dr. Heiman co-founded in 1993. Dr. Heiman served as Nogatech's Chief Executive Officer and a director of Nogatech from November 1995 to October 2000. From November 1995 to February 1999, Dr. Heiman also served as Nogatech's Chief Financial Officer. From January 1993 to November 1995, Dr. Heiman served as Nogatech's Vice President of Engineering and Technology. From 1990 to January 1993, Dr. Heiman served as Vice President, Image Activity for DSP Group, a computer technology company. From 1978 to 1990, Dr. Heiman was Head of Digital Signal Processing Activities for Tadiran Communications Group, an electronics/communications manufacturing company. Dr. Heiman holds a Ph.D in Electrical Engineering from Tel Aviv University.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

We effected our initial public offering of our common stock on December 15, 1995. Since that date, our common stock has been quoted on the Nasdaq National Market under the symbol "ZRAN." The following table sets forth the high and low closing sales price of our common stock as reported on The Nasdaq National Market for the periods indicated:

                                                        High          Low
                                                        ----          ---
      2000:
            First Quarter...........................   $74.31        $45.19
            Second Quarter..........................   $68.50        $33.50
            Third Quarter...........................   $70.06        $39.69
            Fourth Quarter..........................   $51.50        $13.19

      1999:
            First Quarter...........................   $20.00        $11.88
            Second Quarter..........................   $17.50         $8.88
            Third Quarter...........................   $35.81        $17.06
            Fourth Quarter..........................   $55.75        $21.00


As of December 31, 2000, there were 304 holders of record of our common stock.

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

                                                                                YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                    2000       1999        1998     1997     1996
                                                                 ---------    -------   -------   -------   -------
                                                                         (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  Product sales                                                  $  67,782    $52,887   $33,465   $32,717   $35,503
  Software, licensing and development                               11,889      8,787    10,760    12,210     8,606
                                                                 ---------    -------   -------   -------   -------
    Total revenues                                                  79,671     61,674    44,225    44,927    44,109
                                                                 ---------    -------   -------   -------   -------

Costs and expenses:
  Cost of product sales                                             37,993     28,523    19,036    16,032    20,262
  Research and development                                          18,628     12,651    13,548    13,787     8,954
  Selling, general and administrative                               19,148     14,251    11,551    11,209    10,739
  Amortization of goodwill and
   write-off of acquired in-process
   research & development                                           31,769       --        --        --       2,153
                                                                 ---------    -------   -------   -------   -------
    Total costs and expenses                                       107,538     55,425    44,135    41,028    42,108
                                                                 ---------    -------   -------   -------   -------

Operating income (loss)                                            (27,867)     6,249        90     3,899     2,001
Interest and other income (expense), net                             9,229      1,585     1,071     1,258     1,027
                                                                 ---------    -------   -------   -------   -------
Income (loss) before income taxes                                  (18,638)     7,834     1,161     5,157     3,028
Provision for income taxes                                           1,970      1,175       232       928       665
                                                                 ---------    -------   -------   -------   -------
Net income (loss)                                                $ (20,608)   $ 6,659   $   929   $ 4,229   $ 2,363
                                                                 =========    =======   =======   =======   =======
Basic net income (loss) per share (1)                            $   (1.37)   $  0.61   $  0.09   $  0.45   $  0.27
                                                                 =========    =======   =======   =======   =======
Diluted net income (loss) per share (1)                          $   (1.37)   $  0.54   $  0.08   $  0.38   $  0.22
                                                                 =========    =======   =======   =======   =======
Shares used to compute basic net income (loss) per share (1)        15,070     10,844    10,042     9,412     8,802
                                                                 =========    =======   =======   =======   =======
Shares used to compute diluted net income (loss) per share (1)      15,070     12,249    11,119    11,072    10,661
                                                                 =========    =======   =======   =======   =======


                                                                             DECEMBER 31,
                                                    ----------------------------------------------------------
                                                        2000        1999        1998         1997       1996
                                                    ---------    ---------    --------     --------   --------
                                                                           (in thousands)
CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents and short-term investments   $ 175,638    $ 145,632    $ 19,175    $ 22,376    $ 23,419
Working capital                                       197,719      157,583      30,830      28,582      24,673
Total assets                                          359,466      182,468      49,170      50,944      41,382
Long-term debt, less current portion                     --           --          --          --          --
Accumulated deficit                                   (58,125)     (37,517)    (44,176)    (45,105)    (49,334)
Total stockholders' equity                            331,454      163,445      36,186      34,286      28,530


---------
(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income (loss) per share.

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

We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to distributors and the transition from low-volume to high-volume production. In the past, we have reduced the prices of some of our products in order to better penetrate the consumer market. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

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

We conduct most of our research and development and certain sales and marketing and administrative operations in Israel through our wholly-owned Israeli subsidiary. As a result, some of our expenses are incurred in New Israeli Shekels. To date, substantially all of our product sales and our development and licensing revenue have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. We expect that most of our sales and costs of sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations. We may in the future elect to take appropriate action to reduce our foreign exchange risk.

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israeli subsidiary's status as an "Approved Enterprise" under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2001 and 2020, and the benefits from our subsidiary's Approved Enterprise status expire at various times beginning in 2003.

In June 1999, we sold to MGI Software of Canada the intellectual property related to our SoftDVD product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock and future royalties. Our results for the second quarter of 1999 included a $732,000 gain realized from this transaction which was reported as part of interest and other income or expense. In connection with this transaction, we also recorded a charge that reduced software, licensing and development revenue for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. The net impact of the MGI transaction on our operating results was an after-tax gain of $172,000, or $0.01 per share on a diluted basis. This gain did not reflect the potential future economic benefit that may be derived from this transaction and realized in future periods in the form of royalties. We do not currently expect, however, that these royalties will have a material impact on quarterly revenues for the foreseeable future. In addition, the shares of MGI stock received by us as part of this transaction are subject to future appreciation or depreciation. Our software revenues have declined significantly as a result of the sale of the SoftDVD product line.

On June 29, 2000, we acquired PixelCam, Inc. ("PixelCam"), a manufacturer of megapixel CMOS image sensors, in exchange for 370,832 shares of our common stock and options to purchase 4,168 shares of our common stock with an aggregate value of $24.6 million. Of our common stock issued in the acquisition, 123,612 shares are subject to repurchase by us until the satisfaction of vesting periods applicable to the PixelCam shares for which they were exchanged. Additional shares of our common stock are contingently issuable to former PixelCam stockholders upon achievement of certain milestones. Any contingent consideration will be valued and recorded as of the date the satisfaction of the applicable milestones becomes probable. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements from the date of acquisition. In connection with the PixelCam acquisition, we recorded a one-time charge of $6.8 million as a write-off of acquired in process research and development and recorded goodwill and other intangible assets of $18.0 million.

On October 26, 2000, we acquired Nogatech, Inc. ("Nogatech"), a manufacturer of USB multimedia controllers, in exchange for 2,534,559 shares of our common stock and options to purchase 168,472 shares of our common stock with an aggregate value of $163.6 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements from the date of acquisition. In connection with the Nogatech acquisition, we recorded a one-time charge of $15.1 million as a write-off of Nogatech's in process research and development and recorded goodwill and other intangible assets of $104.7 million.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                         2000           1999           1998
                                                         -----          -----          -----
Revenues:
   Product sales.......................................   85.1%          85.8%          75.7%
   Software, licensing and development.................   14.9           14.2           24.3
                                                         -----          -----          -----
      Total revenues...................................  100.0          100.0          100.0
                                                         -----          -----          -----

Costs and expenses:
   Cost of product sales...............................   47.7           46.3           43.0
   Research and development............................   23.4           20.5           30.7
   Selling, general and administrative.................   24.0           23.1           26.1
   Amortization of goodwill and
     write-off of in-process research & development....   39.9             --             --
                                                         -----          -----          -----
      Total costs and expenses.........................  135.0           89.9           99.8
                                                         -----          -----          -----

Operating income (loss)................................  (35.0)          10.1            0.2
Interest and other income (expense), net...............   11.6            2.6            2.4
Income (loss) before income taxes......................  (23.4)          12.7            2.6
Provision for income taxes.............................    2.5            1.9            0.5
                                                         -----          -----          -----
Net income (loss)......................................  (25.9)%         10.8%           2.1%
                                                         =====          =====          =====


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES. Total revenues increased by 29.2% to $79.7 million in 2000 from $61.7 million in 1999. Product sales increased by 28.2% to $67.8 million in 2000 from $52.9 million in 1999. The increase in product sales resulted primarily from increased unit sales of DVD and Super Video CD products as well as filmless digital cameras. Software, licensing and development revenues increased by 35.3% to $11.9 million in 2000 from $8.8 million in 1999. This increase was the result of significant license and development contracts entered into during 2000 which offset the decline in revenues resulting from our sale of our SoftDVD product line in June 1999.

PRODUCT GROSS MARGIN. Product gross margin decreased to 43.9% in 2000 compared to 46.1% in 1999. The decrease was due to a shift in product mix to a higher percentage of lower-margin products and a shift in customer mix to a lower percentage of direct sales to OEM customers.

RESEARCH AND DEVELOPMENT. Research and development ("R&D") expenses increased by 47.2% to $18.6 million in 2000 from $12.7 million in 1999. R&D expenses in 2000 were net of reimbursements in the amounts of $333,000 under product development agreements with the Chief Scientist. For 1999, Chief Scientist reimbursements were $484,000. Gross R&D expenses increased primarily as a result of our acquisitions of PixelCam in June 2000 and Nogatech in October 2000 as well as our planned enhancement to our technology and development capabilities. R&D expenses increased as a percentage of total revenues to 23.4% in 2000, compared to 20.5% in 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased by 34.4% to $19.1 million in 2000 from $14.3 million in 1999. The increase was primarily due to our acquisitions of PixelCam and Nogatech, the continued expansion of our China office and the opening of our Taiwan office.

AMORTIZATION OF GOODWILL AND WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The acquisitions of PixelCam and Nogatech resulted in the following charges.

PIXELCAM: During 2000, we recorded $3.0 million in charges related to the amortization of goodwill associated with our acquisition of PixelCam. In addition to the amortization charge, we recorded, during the second quarter of 2000, a $6.8 million charge related to the PixelCam acquisition and the associated write-off of acquired in-process research and development. The allocation of $6.8 million of the purchase price to the acquired in-process research and development was determined by identifying the research project which technological feasibility had not been established at the time of the acquisition and for which no alternative future uses then existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value. The percentage of completion was determined using costs incurred by PixelCam prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was 62% complete and the estimated costs to complete the project were approximately $4.1 million.

NOGATECH: During 2000, we recorded $6.8 million in charges related to the amortization of goodwill and other intangibles associated with our acquisition of Nogatech. In addition to the amortization charge, we recorded, during the fourth quarter of 2000, a $15.1 million charge related to the Nogatech acquisition and the associated write-off of acquired in-process research and development. The allocation of $15.1 million of the purchase price to the acquired in-process research and development was determined by identifying the research project which technological feasibility had not been established at the time of the acquisition and for which no alternative future uses then existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value. The percentage of completion was determined using costs incurred by Nogatech prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was 60% complete and the estimated costs to complete the project were approximately $1.2 million.

The Company expects to complete both of these projects within 12 months from the acquisition dates of June 29, 2000 and October 26, 2000 for PixelCam and Nogatech, respectively. However, development of these projects remains subject to significant risks due to the remaining effort that will be required to achieve technical feasibility, rapidly changing customer markets and significant competitive threats. Failure to bring these products to market in a timely manner could adversely impact our future sales and profitability. Additionally, the value of the intangible assets acquired may become impaired.

INTEREST AND OTHER INCOME (EXPENSE), NET. Net interest and other income increased by 482.3% to $9.2 million in 2000 from $1.6 million in 1999. The increase resulted primarily from increased interest income on higher cash balances following a follow-on public offering of common stock in December 1999.

PROVISION FOR INCOME TAXES. Excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development our estimated effective tax rate remained at 15.0% for 2000 and 1999.

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

RESEARCH AND DEVELOPMENT. R&D expenses decreased by 6.6% to $12.7 million in 1999 from $13.5 million in 1998. R&D expenses in 1999 were net of reimbursements in the amounts of $484,000 under product development agreements with the Chief Scientist. For 1998, Chief Scientist reimbursements were $851,000. Gross R&D expenses decreased as a result of a decline in software development activities in the second half of the year following the sale of our SoftDVD product line in June 1999. R&D expenses decreased as a percentage of total revenues to 20.5% in 1999, compared to 30.6% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased by 23.4% to $14.3 million in 1999 from $11.5 million in 1998. The increase was primarily due to increased sales and marketing expenses related to product market development and to support planned revenue growth in China.

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

LIQUIDITY AND CAPITAL RESOURCES

During 1999, our capital requirements were satisfied primarily by cash flows from operations. In December 1999, we received net proceeds of $112.9 million from a public offering of our common stock. At December 31, 2000, we had $16.1 million of cash and cash equivalents, $159.5 million of short-term investments and $197.7 million of working capital. In addition, we had $11.4 million of investments in other assets that have maturity dates that are beyond one year.

Our operating activities provided cash of $4.4 million during 2000, primarily due to net income adjusted for the non-cash impact of depreciation, amortization of goodwill, and write-off of acquired in-process research and development associated with our acquisitions of PixelCam and Nogatech during 2000. Increases in inventory, accounts receivable, and prepaid expenses were partially offset by an increase in accrued expenses and other liabilities.

Cash used in investing activities was $5.2 million during the twelve months ended December 31, 2000. Capital equipment expenditures accounted for $3.3 million of the cash used while the purchase of long-term investments used $2.2 million. Cash provided by the sale of short-term investments was partially offset by acquisition costs net of cash provided.

Cash provided by financing activities was $4.2 during 2000 and primarily consisted of proceeds from the issuance of common stock under our incentive stock option and employee stock purchase plans.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through 2001. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

     o the levels at which we maintain inventory and accounts receivable;

     o the market acceptance of our products;

     o the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

     o our business, product, capital expenditure and research and development plans and technology roadmap; o volume pricing concessions;

     o capital improvements to new and existing facilities;

     o technological advances;

     o the response of competitors to our products; and

     o our relationships with our suppliers and customers.

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

SELECTED PRO FORMA FINANCIAL DATA

The following pro forma results of operations of Zoran Corporation do not represent our results of operations or earnings per share information in accordance with accounting principles generally accepted in the United States. Pro forma results of operations have been presented, in addition to the actual results, to provide period-to-period comparability of our underlying operating results excluding the following: amortization of goodwill and other intangibles, the write-off of acquired in process technology, and the amortization of deferred stock-based compensation associated with the acquisition of Nogatech, Inc.

                                                 YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------
                                     2000     1999       1998      1997      1996
                                   -------   -------   -------   -------   -------
                                        (in thousands, except per share data)

Pro forma net revenues             $79,671   $61,674   $44,225   $44,927   $44,109

Pro forma income from operations     3,902     6,249        90     3,899     2,001

Pro forma net income                11,161     6,659       929     4,229     2,363

Pro forma net income per share:
  Basic                               0.74      0.61      0.09      0.45      0.27
  Diluted                             0.68      0.54      0.08      0.38      0.22


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

Our quarterly operating results have varied significantly due to a number of factors, including:

     o fluctuation in demand for our products;

     o the timing of new product introductions by us and our competitors;

     o the level of market acceptance of new and enhanced versions of our products and our customers' products;

     o the timing of large customer orders;

     o the length and variability of the sales cycle for our products;

     o the cyclical nature of the semiconductor industry;

     o the availability of development funding and the timing of development revenue;

     o changes in the mix of products sold;

     o seasonality in demand for our products;

     o competitive pricing pressures; and

     o the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

     o the cost and availability of adequate foundry capacity;

     o fluctuations in manufacturing yields;

     o the emergence of new industry standards;

     o product obsolescence; and

     o the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

     o economic conditions generally or in various geographic areas where we or our customers do business;

     o other conditions affecting the timing of customer orders; or

     o a downturn in the markets for our customers' products, particularly the consumer electronics market.

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

In 2000, we derived a majority of our product revenues from the sale of integrated circuits for DVD and Super Video CD applications. We expect that sales of our products for DVD and Super Video CD applications, filmless digital camera applications, digital audio applications and video editing applications will continue to account for a significant portion of our revenues for the near future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

Our reliance on independent foundries involves a number of risks, including:

     o the inability to obtain adequate manufacturing capacity;

     o the unavailability of or interruption in access to certain process technologies necessary for manufacture of our products;

     o reduced control over delivery schedules;

     o reduced control over quality assurance;

     o reduced control over manufacturing yields and cost; and

     o potential misappropriation of our intellectual property.

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

We also rely on independent contractors for the assembly and testing of our products. At present, most of our semiconductor products are assembled by one of five independent contractors: ASE, Amkor, ASAT, National Semiconductor or Vate. Our semiconductor products are tested by these contractors or other independent contractors. Our reliance on independent assembly and testing houses limits our control over delivery schedules, quality assurance and product cost. Disruptions in the services provided by our assembly or testing houses or other circumstances that would require us to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of our products. These constraints or delays could damage our relationships with current and prospective customers and harm our sales and financial results.

BECAUSE FOUNDRY CAPACITY IS LIMITED WE MAY BE REQUIRED TO ENTER INTO COSTLY LONG-TERM SUPPLY ARRANGEMENTS TO SECURE FOUNDRY CAPACITY.

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would likely be reduced. In order to secure additional foundry capacity, we have considered and will continue to consider various arrangements with suppliers, which could include, among others:

     o option payments or other prepayments to a foundry;

     o nonrefundable deposits with or loans to foundries in exchange for capacity commitments;

     o contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

     o issuance of our equity securities to a foundry;

     o investment in a foundry;

     o joint ventures; or

     o other partnership relationships with foundries.

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

TO BE SUCCESSFUL, WE MUST EFFICIENTLY DEVELOP NEW AND ENHANCED PRODUCTS TO MEET RAPIDLY CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS.

The markets for our products are characterized by:

     o rapidly changing technologies;

     o evolving industry standards;

     o frequent new product introductions; and

     o short product life cycles.

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

Competition in the compression technology market has historically been dominated by large companies such as STMicroelectronics and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

     o C-Cube Microsystems;

     o Cirrus Logic (Crystal Semiconductor);

     o Conexant;

     o Fujitsu;

     o LSI Logic;

     o Motorola; and

     o Texas Instruments.

For example, in the markets for JPEG-based products for use in filmless digital cameras, Conexant is providing CMOS sensor and camera DSP solutions to third parties. We also face competition from internally-developed solutions developed and used by major Japanese original equipment manufacturers, who may also be our customers.

Many of our existing and potential competitors have substantially greater resources than ours in many areas, including:

     o finances;

     o manufacturing;

     o technology;

     o marketing; and

     o distribution.

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

Our largest customers account for a substantial percentage of our revenues. In 2000, sales to Fujifilm accounted for 25.2% of our total revenues and 27.5% of our product sales. Our four largest customers in 2000 accounted for approximately 45.4% of our total revenues. During 1999, our four largest customers accounted for approximately 56.9% of our revenues with Fujifilm accounting for 37.3%. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

WE ARE DEPENDENT ON OUR RELATIONSHIP WITH FUJIFILM FOR A SIGNIFICANT PERCENTAGE OF OUR PRODUCT SALES, AND IF THIS RELATIONSHIP WERE TERMINATED, OUR BUSINESS WOULD BE HARMED.

Fujifilm has been our largest customer in four of the last five years. Fujifilm purchases our products primarily as a distributor. Under our arrangement with Fujifilm, Fujifilm acts as the primary distributor in Japan of products developed by us under development contracts with Fujifilm. Fujifilm also sells some of these products in Japan under its own name. We may sell these products directly in Japan only to specified customers and must first buy the products from Fujifilm. Fujifilm provides more sales and marketing support than our other distributors. Fujifilm also has a nonexclusive license to distribute most of our products outside of Japan. Fujifilm has provided wafer manufacturing services on a most-favored terms basis to us since 1993 and has also provided funding to support our development efforts. If our relationship with Fujifilm were terminated, our business would be harmed.

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

During 2000, 81.5% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future. To support our international sales activities, we have established offices in China, Japan, Taiwan and recently in Hong Kong and Korea. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to the risks inherent in doing business internationally, including:

     o unexpected changes in regulatory requirements;

     o fluctuations in exchange rates;

     o political and economic instability;

     o imposition of tariffs and other barriers and restrictions; and

     o the burdens of complying with a variety of foreign laws.

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

During 1998, we opened an office in Shenzhen, China. Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease and any slowdown may have a negative effect on our business. The Chinese economy has experienced deflation which may also occur in the future. This deflation could result in devaluation of the Chinese Yuan, which could reduce our sales to the Chinese market.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties' intellectual property rights. We could become subject to litigation in the future either to protect our intellectual property or as a result of allegations that we infringe others' intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

     o stop selling our products that incorporate the challenged intellectual property;

     o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

     o pay damages; or

     o redesign those products that use such technology.

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

IF WE ARE NOT ABLE TO APPLY OUR NET OPERATING LOSSES AGAINST TAXABLE INCOME IN FUTURE PERIODS, OUR FINANCIAL RESULTS WILL BE HARMED.

Our future net income and cash flow will be affected by our ability to apply our net operating losses, which totaled approximately $55.0 million for federal tax reporting purposes as of December 31, 2000, against taxable income in future periods. Our net operating losses incurred prior to the consummation of our initial public offering in 1995 that we can use to reduce future taxable income for federal tax purposes are limited to approximately $3.0 million per year. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could harm our financial condition. See Note 9 of Notes to Consolidated Financial Statements.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SEVERELY HARM OUR FINANCIAL CONDITION.

We have made investments in, and acquisitions of, complementary companies, products and technologies. During 2000, we acquired PixelCam and Nogatech, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

     o issue stock that would dilute our current stockholders' percentage ownership;

     o incur debt;

     o assume liabilities;

     o incur amortization expenses related to goodwill and other intangible assets; or

     o incur large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including:

     o problems combining the purchased operations, technologies or products;

     o unanticipated costs;

     o diversion of management's attention from our core business;

     o adverse effects on existing business relationships with customers;

     o risks associated with entering markets in which we have no or limited prior experience; and

     o potential loss of key employees, particularly those of the purchased organizations.

We may not be able to successfully integrate any businesses, products or technologies or personnel that we might acquire and any failure to do so could disrupt our business and seriously harm our financial condition.

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

We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2001. Our capital requirements will depend on many factors, including:

     o acceptance of and demand for our products;

     o the types of arrangements that we may enter into with our independent foundries; and

     o the extent to which we invest in new technology and research and development projects.

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

In the year ended December 31, 2000, we received an aggregate of $333,000 in grants for research and development from the Chief Scientist in Israel's Ministry of Industry and Trade. To continue to be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis. If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs. We also receive tax benefits, in particular exemptions and reductions as a result of the "Approved Enterprise" status of our existing operations in Israel. To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

WE HAVE ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND THERE ARE PROVISIONS OF DELAWARE LAW THAT COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These include provisions:

     o prohibiting a merger with a party that has acquired control of 15% or more of our outstanding common stock, such as a party that has completed a successful tender offer, until three years after that party acquired control of 15% of our outstanding common stock;

     o authorizing the issuance of "blank check" preferred stock;

     o eliminating stockholders' rights to call a special meeting of stockholders; and

     o requiring advance notice of any stockholder nominations of candidates for election to our board of directors.


OUR STOCK PRICE HAS FLUCTUATED AND MAY CONTINUE TO FLUCTUATE WIDELY.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2000 and December 31, 2000, the closing sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $13.19 to a high of $74.31. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

     o announcements concerning our business or that of our competitors or customers;

     o quarterly variations in operating results;

     o changes in analysts' earnings estimates;

     o announcements of technological innovations;

     o the introduction of new products or changes in product pricing policies by us or our competitors;

     o proprietary rights or other litigation;

     o general conditions in the semiconductor industry; and

     o developments in the financial markets.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at December 31, 2000 a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----
Report of Independent Accountants ..........................................    40

Consolidated Balance Sheets as of December 31, 2000 and 1999 ...............    41

Consolidated Statements of Operations for the three years ended
            December 31, 2000 ..............................................    42

Consolidated Statements of Stockholders' Equity for the three years ended
            December 31, 2000 ..............................................    43

Consolidated Statements of Cash Flows for the three years ended
            December 31, 2000 ..............................................    44

Notes to Consolidated Financial Statements .................................    45

Supplemental Data:  Selected Quarterly Financial Information (Unaudited) ...    66

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Zoran Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
San Jose, California
January 17, 2001

                                ZORAN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                            -------------------------
                                                                2000          1999
                                                             ----------   -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                $  16,099    $  12,665
     Short-term investments                                     159,539      132,967
     Accounts receivable, net                                    27,065       21,869
     Inventory                                                   17,453        7,159
     Prepaid expenses and other current assets                    5,575        1,946
                                                              ---------    ---------
           Total current assets                                 225,731      176,606
Property and equipment, net                                       6,972        5,662
Other                                                            13,899          200
Goodwill and other intangibles                                  112,864           --
                                                              ---------    ---------
                                                              $ 359,466    $ 182,468
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                         $  11,156    $   7,987
     Accrued expenses and other liabilities                      16,856       11,036
                                                              ---------    ---------
           Total current liabilities                             28,012       19,023
                                                              ---------    ---------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
     Common Stock:  $0.001 par value; 55,000,000
        shares authorized; 17,423,216 and 13,919,270 shares
        issued and outstanding                                       17           14
     Additional paid-in capital                                 388,655      195,269
     Warrants                                                       717          717
     Deferred stock-based compensation                             (919)        --
     Accumulated other comprehensive income                       1,109        4,962
     Accumulated deficit                                        (58,125)     (37,517)
                                                              ---------    ---------
           Total stockholders' equity                           331,454      163,445
                                                              ---------    ---------
                                                              $ 359,466    $ 182,468
                                                              =========    =========

                The accompanying notes are an integral part of these
                        consolidated financial statements.

                                ZORAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999       1998
                                                              ---------    --------  -------
Revenues:
     Product sales                                           $  67,782    $52,887   $33,465
     Software, licensing and development                        11,889      8,787    10,760
                                                             ---------    -------   -------
           Total revenues                                       79,671     61,674    44,225
                                                             ---------    -------   -------

Costs and expenses:
     Cost of product sales                                      37,993     28,523    19,036
     Research and development                                   18,628     12,651    13,548
     Selling, general and administrative                        19,148     14,251    11,551
     Amortization of goodwill and
        write-off of acquired in-process
        research & development                                  31,769       --        --
                                                             ---------    -------   -------
           Total costs and expenses                            107,538     55,425    44,135
                                                             ---------    -------   -------

Operating income (loss)                                        (27,867)     6,249        90
Interest and other income, net                                   9,229      1,585     1,071
                                                             ---------    -------   -------

Income (loss) before income taxes                              (18,638)     7,834     1,161
Provision for income taxes                                       1,970      1,175       232
                                                             ---------    -------   -------
Net income (loss)                                            $ (20,608)   $ 6,659   $   929
                                                             =========    =======   =======


Basic net income (loss) per share                            $   (1.37)   $  0.61   $  0.09
                                                             =========    =======   =======

Diluted net income (loss) per share                          $   (1.37)   $  0.54   $  0.08
                                                             =========    =======   =======

Shares used to compute basic net income (loss) per share        15,070     10,844    10,042
                                                             =========    =======   =======

Shares used to compute diluted net income (loss) per share      15,070     12,249    11,119
                                                             =========    =======   =======

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                                ZORAN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                      COMMON STOCK  ADDITIONAL                         OTHER
                                    ---------------   PAID-IN             DEFERRED   COMPREHENSIVE  ACCUMULATED
                                    SHARES  AMOUNT    CAPITAL  WARRANTS COMPENSATION    INCOME        DEFICIT     TOTAL
                                    ------- ------  ---------- -------- ------------ -------------  ----------- ---------
Balance at December 31, 1997         9,801    $ 10   $  78,664  $ 717    $   --        $    --       $(45,105)   $ 34,286
Issuance of Common Stock, net          412     --          971    --         --             --            --          971
Net income                             --      --          --     --         --             --            929         929
                                    ------    ----   --------- ------    -------       --------      --------    --------
Balance at December 31, 1998        10,213      10      79,635    717        --             --        (44,176)     36,186
Issuance of Common Stock, net        3,706       4     115,634    --         --             --            --      115,638
Unrealized gain on securities
     available for sale                --      --          --     --         --           4,962           --        4,962
Net income                             --      --          --     --         --             --          6,659       6,659
                                    ------    ----   --------- ------    -------       --------      --------    --------
Balance at December 31, 1999        13,919      14     195,269    717        --           4,962       (37,517)    163,445
Issuance of Common Stock, net          594       1       4,216    --         --             --            --        4,217
Income tax benefit of employees'
     stock transactions                --      --        1,003    --         --             --            --        1,003
Deferred stock-based compensation
     recorded in conjunction
     with the Nogatech acquisition     --      --          --     --      (1,018)           --            --       (1,018)
Amortization of deferred
     stock-based compensation          --      --          --     --          99            --            --           99
Issuance of common stock in
     connection with acquisitions    2,910       2     188,167    --         --             --            --      188,169
Decrease in unrealized gain on
     securities available for sale     --      --         --      --         --          (3,853)          --       (3,853)
Net loss                               --      --         --      --         --             --        (20,608)    (20,608)
                                    ------    ----   --------- ------    -------       --------      --------    --------
Balance at December 31, 2000        17,423    $ 17   $ 388,655 $  717    $  (919)      $  1,109      $(58,125)   $331,454
                                    ======    ====   ========= ======    =======       ========      ========    ========


          The accompanying notes are an integral part of these consolidated financial statements.

                                ZORAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                             2000          1999        1998
                                                                          ----------    --------    -----------
Cash flows from operating activities:
     Net income (loss) ................................................   $ (20,608)   $   6,659    $     929
     Adjustments:
           Depreciation, amortization and other .......................       2,987        2,166        2,306
           Allowance for doubtful accounts.............................         549          517         --
           Amortization of goodwill and other intangibles .............       9,922         --           --
           Write-off of in-process research and development ...........      21,847         --           --
           Income tax benefit of employees' stock transactions.........       1,003         --           --
           Changes in current assets and liabilities:
              Accounts receivable .....................................      (4,967)      (7,345)         951
              Inventory ...............................................      (7,311)         (96)      (2,940)
              Prepaid expenses and other current assets ...............      (2,640)        (108)         214
              Accounts payable ........................................         234        1,457       (3,042)
              Accrued expenses and other liabilities ..................       3,374        3,706         (812)
                                                                          ---------    ---------    ---------
                    Net cash provided by (used in) operating activities       4,390        6,956       (2,394)
                                                                          ---------    ---------    ---------

Cash flows from investing activities:
     Capital expenditures for property and equipment ..................      (3,251)      (2,775)      (1,778)
     Purchases of investments .........................................    (180,324)    (130,112)     (19,712)
     Sales and maturities of investments ..............................     181,045       14,937       21,231
     Purchases of long-term equity investments ........................      (2,250)        (200)        --
     Cash received in acquisitions (net of costs incurred) ............        (393)        --           --
                                                                          ---------    ---------    ---------
                    Net cash used in investing activities .............      (5,173)    (118,150)        (259)
                                                                          ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net ......................       4,217      115,638          971
                                                                          ---------    ---------    ---------
                    Net cash provided by financing activities .........       4,217      115,638          971
                                                                          ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ..................       3,434        4,444       (1,682)
Cash and cash equivalents at beginning of year ........................      12,665        8,221        9,903
                                                                          ---------    ---------    ---------

Cash and cash equivalents at end of year ..............................   $  16,099    $  12,665    $   8,221
                                                                          =========    =========    =========

Supplemental disclosures:

     Income taxes paid ................................................   $     732    $     506    $    --
                                                                          =========    =========    =========

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

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

  CASH EQUIVALENTS AND INVESTMENTS

All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash and cash equivalents.

All of Zoran's investment portfolio is classified as available-for-sale and, therefore, is reported at fair value with unrealized gains and losses, net of related tax, if any, included as other comprehensive income, a component of stockholders' equity. Gains and losses realized upon sales of all such securities are reported in interest and other income and have not been significant to date.

At December 31, 2000, the Company's investment portfolio consisted primarily of commercial paper with maturities of less than one year. The portfolio also consisted of bonds and medium term notes with maturities greater than one year, which are included in other assets, and the stock acquired as a result of the MGI transaction. The unrealized gain on this stock available for sale of $1,109,000 included in comprehensive income represents the unrealized gain on the stock at December 31, 2000.

  CONCENTRATION OF CREDIT RISK OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cash in banks and cash equivalents primarily in auction rate preferred, certificates of deposit and commercial paper. The Company, by policy, limits the amount of credit exposure through diversification and highly-rated securities. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years in the period ended December 31, 2000. As of December 31, 2000, three customers accounted for approximately 15%, 10% and 7% of the accounts receivable balance. As of December 31, 1999, three customers accounted for approximately 33%, 12%, and 9% of the accounts receivable balance.

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

  GOODWILL AND OTHER INTANGIBLES

Acquired technology is amortized to expense on a straight-line basis over two to three years. Goodwill and other intangible assets recorded in connection with the acquisitions of PixelCam, Inc., and Nogatech, Inc., are amortized on a straight-line basis over the estimated periods of benefit, which is approximately three years.

  LONG-LIVED ASSETS

The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets. To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

  INCOME TAXES

The Company follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

For the twelve month periods ended December 31, 2000 and 1999 the provision for income taxes reflects the effective tax rate applied to earnings for the periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

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

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  STOCK COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB No.25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 ("FIN28"). The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note7.

  SEGMENT REPORTING

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The management approach established by SFAS 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the development and marketing of integrated circuits and software products for use in a variety of video and audio products addressing PC and consumer multimedia markets.

  COMPREHENSIVE INCOME

The Company applies Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "reporting Comprehensive Income.

The following are the components of comprehensive income (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                             2000         1999       1998
                                           --------     --------   --------
Net income                                 $(20,608)   $ 6,659    $    929
Unrealized gain on short-term investment     (3,853)     4,962          --
                                            --------   --------   --------

Comprehensive income                       $(24,461)   $11,621    $    929
                                            ========   ========   ========


The components of accumulated other comprehensive income are as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                             2000      1999    1998
                                             ------   ------   ----
Unrealized gain on short term-investment     $1,109   $4,962    --


  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal year 2001, and will not have a material effect on the Company's consolidated financial statements.


NOTE 3 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                       DECEMBER 31,
                                                   --------------------
                                                       2000    1999
                                                    --------  --------
ACCOUNTS RECEIVABLE, NET:
  Trade                                             $ 26,207  $ 22,367
  Unbilled                                             3,115       550
                                                    --------  --------
                                                      29,322    22,917
  Less:  allowance                                    (2,257)   (1,048)
                                                    --------  --------

                                                    $ 27,065  $ 21,869
                                                    ========  ========


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

                                                           DECEMBER 31,
                                                       --------------------
                                                          2000         1999
                                                        --------     --------
INVENTORY:
     Work-in-process                                    $   6,913    $  1,135
     Finished goods                                        10,540       6,024
                                                        ---------    --------
                                                        $  17,453    $  7,159
                                                        =========    ========

PROPERTY AND EQUIPMENT:
     Computer equipment                                 $  14,769    $ 10,265
     Office equipment and furniture                           961         729
     Machinery and equipment                                1,148       1,391
     Leasehold improvements                                   968         567
                                                        ---------    --------
                                                           17,846      12,952
     Less:  accumulated depreciation and amortization     (10,874)     (7,290)
                                                        ---------    --------
                                                        $   6,972    $  5,662
                                                        =========    ========



                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                             DECEMBER 31,
                                                        ---------------------
                                                          2000         1999
                                                        ---------   ---------

INTANGIBLES AND OTHER ASSETS:
   Goodwill                                             $  99,527    $   --
   Other identifiable intangibles                          23,160        --
                                                        ---------    --------
                                                          122,687        --
   Less: amortization                                      (9,823)       --
                                                        ---------    --------

                                                        $ 112,864    $   --
                                                        ---------    --------

ACCRUED EXPENSES AND OTHER LIABILITIES:
     Accrued payroll and related expenses               $   5,410    $  2,880
     Accrued royalties                                      1,381         673
     Taxes payable                                          3,323       3,682
     Deferred revenue                                       1,062       1,051
     Other accrued liabilities                              5,680       2,750
                                                        ---------    --------
                                                        $  16,856    $ 11,036
                                                        =========    ========

NOTE 4 - RESEARCH AND DEVELOPMENT ARRANGEMENTS:

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

Gross research and development expenses and the related grants are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                2000        1999         1998
                                               --------   --------     ---------
Research and development expenses:
     Gross research and development expenses   $ 18,961    $ 13,135    $ 14,399
     Less: grants earned                           (333)       (484)       (851)
                                               --------    --------    --------

                                               $ 18,628    $ 12,651    $ 13,548
                                               ========    ========    ========


Royalty expenses related to these grants were $299,000, $5,000, and $196,000 in 2000, 1999 and 1998, respectively.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - DEVELOPMENT CONTRACTS:

The Company has generated a portion of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $5,080,000, $1,185,000 and $2,960,000 in 2000, 1999 and 1998, respectively.


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.


  LEASE COMMITMENTS

The Company rents facilities and equipment under various lease agreements expiring through 2005. Rent expense for 2000, 1999 and 1998 totaled approximately $1,239,000, $1,010,000 and $887,000 respectively. Future minimum lease payments required under noncancelable leases at December 31, 2000 are as follows:

                 YEAR ENDING
                 DECEMBER 31,
                 ------------
                 2001                                   $1,198,000
                 2002                                    1,167,000
                 2003                                      591,000
                 2004                                      410,000
                 2005                                      410,000
                                                        ----------
                 Total minimum lease payments           $3,776,000
                                                        ==========


NOTE 7 - STOCKHOLDERS' EQUITY:

  COMMON STOCK

In December 1995, the Company issued shares of common stock in conjunction with the Company's initial public offering ("IPO"). In January 1996, the underwriters exercised their over-allotment option to purchase additional shares of common stock. In December 1999, the Company issued 2,917,800 shares of common stock in conjunction with a follow-on public offering that also included underwriters' exercise of their over-allotment option. Gross proceeds from this offering were $119.6 million with underwriters' discount and offering expenses of $6.7 million. In June 2000, the Company acquired PixelCam, Inc. in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock. In October 2000, the Company acquired Nogatech, Inc. in exchange for 2,534,559 shares of Zoran common stock and options to purchase 168,472 shares of Zoran common stock. Both acquisitions were accounted for under the purchase method of accounting (see Note 11).

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  WARRANTS

In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 75,000 shares of its Common Stock at an exercise price of $24.31 per share. The warrant is exercisable for a period of four years from a date beginning one year after the issuance date of the warrant. The $717,000 estimated value of the warrant, is being amortized over the four-year period of the license agreement. The unamortized balance at December 31, 2000 of $117,000 is included in prepaid expenses and other current assets.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTION PLANS

  1993 STOCK OPTION PLAN

The Company's 1993 Stock Option Plan (the "1993 Option Plan") was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993. A total of 4,420,000 shares of common stock have been reserved for issuance under the 1993 Option Plan. The 1993 Option Plan provides for grants of options to employees, non-employee directors and consultants. The 1993 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The option price for shares granted under the 1993 Option Plan is typically equal to the fair market value of the common stock at the date of grant. The 1993 Option Plan will terminate in July 2003, unless terminated sooner by the Board of Directors.

Generally, options granted under the 1993 Option Plan are fully exercisable on and after the date of grant, subject to the Company's right to repurchase from an optionee, at the optionee's original per share exercise price, any unvested shares which the optionee has purchased and holds in the event of the termination of the Optionee's employment, with or without cause. The Company's right lapses as shares subject to the option become vested. Such shares generally vest in monthly installments over two or four years following the date of grant (as determined by the Compensation Committee of the Board of Directors), subject to the optionee's continuous service. Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment

In August 1998, substantially all options with an exercise price in excess of $5.94 were cancelled and replaced with new options having an exercise price of $5.94, the market price on the date that the employees accepted the repricing. A total of 924,164 shares were repriced.

At December 31, 2000, shares available for grant under this plan were 840,000.

  2000 STOCK OPTION PLAN

The Company's 2000 Nonstatutory Stock Option Plan (the "2000 Option Plan") was adopted by the Board of Directors of the Company in October 2000. A total of 300,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan. The 300,000 options to purchase preferred stock automatically converted to options to purchase common stock however, upon the filing of an amendment of the certificate of incorporation of the Company with the Secretary of State of Delaware to effect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000. The 2000 Option Plan provides for grants of options to employees or consultants. The 2000 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The option price for shares granted under the 2000 Option Plan is typically equal to the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment. The 2000 Option Plan will terminate in October 2010, unless terminated sooner by the Board of Directors.

At December 31, 2000, shares available for grant under this plan were 68,000.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 1995 OUTSIDE DIRECTORS STOCK OPTION PLAN

The Company's Outside Directors Stock Option Plan (the "Directors Plan") was adopted by the Company's Board of Directors in October 1995, and was approved by its stockholders in December 1995. A total of 300,000 shares of Common Stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors Plan provides that each new nonemployee director will automatically be granted an option to purchase 20,000 shares on the date the optionee first becomes a nonemployee director (the "Initial Grant"). Thereafter, on the date immediately following each annual stockholders' meeting, each nonemployee director who is reelected at the meeting to an additional term shall be granted an additional option to purchase 4,800 shares of Common Stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months (the "Annual Grant"). The Initial Grant is exercisable in four equal annual installments, and each Annual Grant shall become exercisable in full one year after the date of grant, subject to the director's continuous service. The exercise price of all stock options granted under the Directors Plan is equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the Directors Plan have a term of ten years.

At December 31, 2000 shares available for future issuance under this plan were 116,000.

The following table summarizes the Company's stock option activity for the years ended December 31, 2000, 1999 and 1998. The weighted average exercise price for each category presented is also shown in the table below:

                                                                  YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                                2000                      1999                     1998
                                      -------------------------   -----------------------   -------- --------------
                                                       Weighted                 Weighted                Weighted
                                                       Average                   Average                Average
                                                       Exercise                 Exercise                Exercise
                                         Shares        Price     Shares          Price      Shares       Price
                                      ----------       -------  ----------      ---------   ---------   ---------
Outstanding at beginning of period    1,932,556       $ 11.22    2,226,265      $   5.11    2,053,171    $ 8.62
Assumed                                 168,472         11.38         --                           --
Granted                               1,307,050         38.23      698,803         20.49    1,665,491      7.23
Exercised                              (484,863)         6.84     (700,854)         2.87     (329,963)     0.56
Canceled                               (283,498)        24.96     (291,658)         6.43   (1,162,434)    15.64
                                      ---------                  ---------                  ---------

Options outstanding at period end     2,639,717         23.95    1,932,556         11.22    2,226,265      5.11
                                      =========                  =========                  =========

Options exercisable at period end     2,408,100
                                      =========

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant option groups outstanding as of December 31, 2000 and the related weighted average exercise price and contractual life information, are as follows:

                                      Options Outstanding     Options Exercisable
                                    -----------------------  ---------------------
                                                  Weighted                Weighted      Weighted
                                                   Average                 Average      Average
                                                  Exercise                Exercise    Contractual
Exercise Price                        Number        Price      Number       Price     Life (Years)
--------------                      -----------   ---------  ----------   ---------   -----------
 $0.13 - $ 4.32                       134,471      $ 1.30     134,471      $ 1.30       3.8
 $4.69 - $ 5.94                       631,748        5.89     631,748        5.89       6.5
 $8.50 - $20.13                       257,578       14.89     257,578       14.89       7.5
$20.38 - $40.94                       734,401       24.25     535,784       23.62       9.0
$41.00 - $62.00                       881,519       42.75     848,519       42.50       9.5
                                   ---------                ----------
                                    2,639,717       23.95   2,408,100       23.44       8.3
                                   ==========               =========


The weighted average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 as defined by SFAS 123, were $34.18, $17.05 and $3.41 per share, respectively.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  1995 EMPLOYEE STOCK PURCHASE PLAN

The Company's 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company's Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 2000 and 1999, 89,831 and 87,222 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $10.37 and $8.73 per share, respectively. At December 31, 2000, 171,727 shares were reserved and available for issuance under this plan.

The weighted average grant date fair value of rights granted during the year ended December 31, 2000, 1999 and 1998 as defined by SFAS 123, was $17.27, $3.91 and $3.55 per share, respectively.

  FAIR VALUE DISCLOSURES

Had compensation cost for the Company's option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income (loss) and net income (loss) per share for each of the three years ended December 31, 2000 would have been as follows (in thousands, except per share data):


                                       YEAR ENDED DECEMBER 31,
                                --------------------------------------
                                    2000          1999         1998
                                -----------   ------------ ----------
Net income (loss)
     As reported                 $(20,608)     $ 6,659    $    929
     Pro forma                   $(33,851)     $ 1,212    $ (4,144)

Net income (loss) per share:
     As reported
        Basic                    $  (1.37)     $  0.61    $   0.09
        Diluted                  $  (1.37)     $  0.54    $   0.08
     Pro forma
        Basic                    $  (2.25)     $  0.11    $  (0.41)
        Diluted                  $  (2.25)     $  0.10    $  (0.41)


The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                       YEAR ENDED DECEMBER 31,
                            -------------------------------------------
                                 2000           1999           1998
                            -------------   ------------   ------------
Dividend rate                       0.0%            0.0%           0.0%
Risk-free interest rates    5.2% to 6.7%    4.6% to 6.2%   4.2% to 5.6%
Volatility                         91.0%           93.0%          61.0%
Expected life
     Option plans               5 years         5 years        5 years
     Purchase plan            0.5 years       0.5 years      0.5 years

The pro forma amounts reflect compensation expense related to stock options and purchase rights granted during the years ended December 31, 2000, 1999 and 1998.

NOTE 8 - EARNINGS PER SHARE:

A reconciliation of the numerators and the denominators of the basic and diluted per share computation are as follows (in thousands):

                              2000                                  1999                                 1998
               ------------------------------------ -------------------------------------- --------------------------------------
                  INCOME     SHARES      PER SHARE     INCOME      SHARES       PER SHARE    INCOME       SHARES        PER SHARE
                Numerator) (Denominator) AMOUNT     (Numerator) (Denominator)   AMOUNT    (Numerator)  (Denominator)     AMOUNT
               ----------- ------------ ---------- ------------ -------------  ---------  -----------  -------------  -----------
Basic EPS:
 Net income
  (loss)        $(20,608)       15,070   $  (1.37)      $6,659        10,844   $   0.61      $929           10,042        $  0.09
                                         =========                             ========                                   =======
Effects of
 Dilutive
 Securities:
Stock Options         --            --                     --          1,405                  --             1,064
Warrants              --            --                     --            --                   --                13

Diluted EPS:
                --------        ------                  ------        ------                 ----           ------
Net income
 (loss)         $(20,608)       15,070   $  (1.37)      $6,659        12,249   $   0.54      $929           11,119        $  0.08
                ========        ======   ========       ======        ======   ========      ====           ======        =======

Stock options and a warrant to purchase 2,715,000, 603,000, and 1,224,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively but were not included in the weighted average diluted earnings per share calculation as they were antidilutive.


NOTE 9 - INCOME TAXES:

The components of income before income taxes are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                                 2000       1999      1998
                                             ----------- ---------  ---------
                                                     (in thousands)
U.S.                                            $(25,941)   $2,156   $  475
Foreign                                            7,303     5,678      686
                                                --------    ------   ------
                                                $(18,638)   $7,834   $1,161
                                                ========    ======   ======

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the provision for income taxes are as follows:

                                     YEAR ENDED DECEMBER 31,
                                -------------------------------
                                  2000        1999      1998
                                ---------  ---------   ---------
                                         (in thousands)
    U.S                          $    267   $     50   $    106
    State                             827        454         26
    Foreign                           876        671        100
                                 --------   --------   --------
       Total current                1,970      1,175        232
    Deferred                         --         --         --
                                 --------   --------   --------

             Total               $  1,970   $  1,175   $    232
                                 ========   ========   ========


The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

  TAX PROVISION DIFFERENCE

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                             2000        1999       1998
                                           ---------  ---------   ---------
                                                    (in thousands)
Tax at U.S. statutory rate                  $(6,337)   $ 2,663      $ 395
Utilization of net operating loss
  carryforwards                              (2,075)      (856)       (35)
Foreign Earnings                               (635)    (1,612)      (156)
State taxes net of federal benefit              443        302         --
Other differences not benefited                 433        513         --
Permanent differences                           (72)        85         --
Alternative minimum tax                         122         50         --
In-process research and development           7,428       --           --
Non-deductible goodwill amortization          2,663       --           --
Other                                          --           30         28
                                            -------    -------      -----
                                            $ 1,970    $ 1,175      $ 232
                                            =======    =======      =====

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          Deferred income tax assets comprise the following:

                                                             YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                           2000       1999         1998
                                                       ----------   ----------   ---------
                                                                  (in thousands)
Deferred tax assets
   Federal and state net operating loss carryforwards   $ 18,605    $ 16,417    $ 12,279
   Capitalized research and development expenses             543         497         372
   Nondeductible reserves and accruals                     1,841       1,653         951
                                                        --------    --------    --------
Total deferred tax assets                                 20,989      18,567      13,602
                                                        --------    --------    --------
Deferred tax liabilities
   Intangible assets                                      (8,468)        --          --
                                                        --------    --------    --------
Total deferred tax assets                                 (8,468)        --          --
                                                        --------    --------    --------
Net deferred tax assets                                   12,521      18,567      13,602
Valuation allowance                                      (12,521)    (18,567)    (13,602)
                                                        --------    --------    --------
                                                        $    --     $    --     $    --
                                                        ========    ========    ========

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2000, the Company has NOLs of approximately $55 million for federal tax reporting purposes. The federal NOLs expire on various dates between 2001 and 2020. Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets.

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

The Company's Israeli subsidiary has been granted the status of an "Approved Enterprise" pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended. The Company has four approved programs pursuant to this law. The first program was approved in 1984. Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs). Benefits under the first program expired in 1997. The second program was approved in 1991. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter. Benefits under the second program expire in 2003. The third program was approved in 1995. Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years. The fourth program was approved in 1997. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. Benefits under the third and the fourth program are limited to fourteen years from approval or twelve years from commencement of production. The net impact of the tax holidays was an increase in net income of $635,000 in fiscal 2000 and an increase in net income per share of $0.45.

NOTE 10 - SEGMENT REPORTING:

The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits. The following is a summary of the Company's operations:

      Sales to customers located in:

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
                                                       (in thousands)
United States                              $   14,735   $   12,671   $   17,935
Pacific Rim                                    51,985       41,870       15,850
Europe                                         12,951        7,133       10,440
                                           ----------   ----------   ----------
                                           $   79,671   $   61,674   $   44,225
                                           ==========   ==========   ==========


                                               DECEMBER 31,
                                           ---------------------
                                               2000       1999
                                           ----------   --------
                                              (in thousands)
Identifiable assets:

    U.S                                    $276,563   $157,374
    Israel                                   82,903     25,094
                                           --------   --------
       Total                               $359,466   $182,468
                                           ========   ========

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Significant customers are as follows:

                                             YEAR ENDED DECEMBER 31,
                                           --------------------------
                                            2000     1999     1998
                                           ------   ------   ------
Customers comprising 10% or more of the
Company's total revenues for the
    period indicated:

       A                                    25%       37%       23%
       B                                    --        --        14%


NOTE 11 - ACQUISITION AND DISPOSITION OF ASSETS:

SOFT DVD PRODUCT LINE: In June 1999, the Company sold to MGI Software of Canada the intellectual property related to its SoftDVD product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock and future royalties. The Company's results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of interest and other income or expense. In connection with this transaction, the Company also recorded a charge that reduced software, licensing and development revenue for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. The net impact of the MGI transaction on the Company's results was an after-tax gain of $172,000, or $0.01 per share on a diluted basis. This gain does not reflect the potential future economic benefit that may be derived from this transaction and realized in future periods in the form of royalties. The Company does not currently expect, however, that these royalties will have a material impact on quarterly revenues for the foreseeable future. In addition, the shares of MGI stock received by the Company as part of this transaction are subject to future appreciation or depreciation. The Company believes that its software revenues will decline significantly as a result of the sale of the SoftDVD product line.

PIXELCAM: On June 29, 2000, the Company acquired PixelCam, Inc. ("PixelCam"), a manufacturer of megapixel CMOS image sensors and integrated lens/sensor modules, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The common stock issued includes 123,612 shares of restricted stock subject to repurchase by the Company exchanged for restricted stock of PixelCam. The restrictions and vesting periods of the PixelCam shares were maintained and will apply to the converted shares of the Company. The agreement also includes shares that are contingently issuable to former PixelCam shareholders upon achievement of certain milestones. Any contingent consideration will be valued and recorded as of the date the lifting of the contingency becomes probable. The common stock issued was valued using the average of the market price per share of the Company's common stock for the three trading days prior to the date the acquisition was consummated. The options were valued using the Black-Scholes valuation model. The results of operations of PixelCam are included in the Company's financial statements from the date of acquisition.

The acquisition was accounted for under the purchase method of accounting. The Company had a valuation performed of the in-process research and development and the intangible assets acquired. The allocation of the purchase price based on independent appraisal and estimates of fair value and including acquisition costs of $575,000, is as follows (in thousands):

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOGATECH: On October 26, 2000, the Company acquired Nogatech, Inc. ("Nogatech"), a manufacturer of integrated circuits that establish connections between video devices and computers as well as connections between video devices across a variety of networks, in exchange for 2,534,559 shares of Zoran common stock with a fair value of $154.4 million and options to purchase 168,472 shares of Zoran common stock with a fair value of $9.2 million. The common stock issued was valued using the average of the market price per share of the Company's common stock on the date the proposed merger was announced and the three trading days before and two trading days subsequent to the date of the announcement. The options were valued using the Black-Scholes valuation mode. The results of operations of Nogatech are included in the Company's financial statements from the date of acquisition.

The acquisition was accounted for under the purchase method of accounting. The Company had a valuation performed of the in-process research and development and the intangible assets acquired. The allocation of the purchase price based on independent appraisal and estimates of fair value including acquisition costs of approximately $1.5 million is as follows (in thousands):

Net tangible assets                          $ 44,246
In-process research and development            15,078
Deferred compensation for unvested options      1,018
Goodwill and other intangible assets:
            Goodwill                           83,571
            Core Technology                     8,060
            Completed Technology               10,760
            Assembled workforce                   700
            Customer base                       1,560
                                             --------
                                             $104,651
                                             --------
            Net assets acquired              $164,993
                                             ========

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net tangible assets acquired were comprised primarily of cash, inventory, and prepaid expense offset by accrued liabilities. The acquired in-process research and development was written-off in the fourth quarter of 2000. The intangible assets for core technology, assembled workforce, customer base and residual goodwill, created as a result fo the acquisition of Nogatech will be amortized on a straight line basis over their estimated useful lives of three years. The completed technology will be amortized on a straight line basis over its estimated useful life of two years.

The allocation of $15.1 million of the purchase price to the acquired in-process research and development has been determined by identifying the research project which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process research and development product are expected to peak in fiscal 2006 and decline in fiscal 2007 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

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

PERCENTAGE OF COMPLETION. The percentage of completion was determined using costs incurred by Nogatech prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. The Company estimated, as of the acquisition date, the project was 60% complete and the estimated costs to complete the project were approximately $1.2 million.

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

                                ZORAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UNAUDITED PRO FORMA RESULTS

The unaudited pro forma information below assumes that PixelCam and Nogatech had been acquired at the beginning of each period presented and includes the effect of amortization of goodwill and other identified intangibles from those dates. The impact of charges for in-process research and development has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of any of the periods presented.

                                                        TWELVE MONTHS ENDED
                                                            DECEMBER 30,
                                                     -------------------------
(in thousands, except per share amounts)                2000          1999
                                                     ----------    -----------
Net revenues                                         $   88,136    $    70,780
Net loss                                             $  (43,666)   $   (40,713)
Basic and diluted loss per common share              $    (2.43)   $     (2.97)


NOTE 12 - RELATED-PARTY TRANSACTIONS:

In January 1996, the Company spun off its wholly-owned subsidiary, Oren Semiconductor, to the Company's stockholders. Two of the Company's directors are also members of Oren's board of directors. The Company has no ownership interest in Oren.

In March 1999, the Company entered into a technology license agreement with Oren. Under the license arrangement Oren agreed to pay to the Company license and maintenance fees totaling $400,000 and royalties and maintenance fees based on related products sold by Oren. License fees of approximately $360,000 were recognized in the first quarter of 1999.

In April 1999, the Company loaned Oren $350,000. The loan plus interest, computed at 7% per year, was repaid by Oren in July 1999. The Company has no commitments or plans to loan additional amounts to Oren.

                                ZORAN CORPORATION
                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)

                                                                              QUARTERS ENDED
                                         -----------------------------------------------------------------------------------
                                           DEC 31,   SEPT 30,    JUNE 30,  MARCH 31,  DEC 31,   SEPT 30,  JUNE 30,   MARCH 31,
                                            2000       2000        2000      2000      1999       1999      1999     1999
                                         ---------- ---------- ---------- ---------- --------- --------- --------- ---------
                                                                 (in thousands, except per share data)
Revenues:

Product sales                              $ 16,793    $20,378   $ 16,389    $14,222   $18,159   $14,519   $10,927   $ 9,282
Software, licensing and development           2,361      3,636      2,472      3,420     1,896     1,577     2,704     2,610
                                           --------    -------   --------    -------   -------   -------   -------   -------
Total revenues                               19,154     24,014     18,861     17,642    20,055    16,096    13,631    11,892
                                           --------    -------   --------    -------   -------   -------   -------   -------

Cost and expenses:
  Cost of product sales                       9,650     11,138      9,069      8,136    10,026     7,720     5,684     5,093
  Research and development                    6,112      5,271      3,976      3,269     2,706     2,430     3,991     3,524
  Selling, general and administrative         5,494      5,074      4,443      4,137     4,019     3,683     3,302     3,247
  Amortization of goodwill and
    write-off of acquired in process
    research & development                   23,497      1,503      6,769       --        --        --        --        --
                                           --------    -------   --------    -------   -------   -------   -------   -------
      Total costs and expenses               44,753     22,986     24,257     15,542    16,751    13,833    12,977    11,864
                                           --------    -------   --------    -------   -------   -------   -------   -------
Operating income (loss)                     (25,599)     1,028     (5,396)     2,100     3,304     2,263       654        28
Interest and other income (expense), net      2,789      2,226      2,208      2,006       359       249       878        99
                                           --------    -------   --------    -------   -------   -------   -------   -------
Income (loss) before taxes                  (22,810)     3,254     (3,188)     4,106     3,663     2,512     1,532       127
Provision for income taxes                      103        714        537        616       342       502       306        25
                                           --------    -------   --------    -------   -------   -------   -------   -------
Net income (loss)                          $(22,913)   $ 2,540   $ (3,725)   $ 3,490   $ 3,321   $ 2,010   $ 1,226   $   102
                                           ========    =======   ========    =======   =======   =======   =======   =======
Net income (loss) per share:
Basic                                      $  (1.35)   $  0.17   $  (0.26)   $  0.25   $  0.29   $  0.19   $  0.12   $  0.01
                                           ========    =======   ========    =======   =======   =======   =======   =======
Diluted                                    $  (1.35)   $  0.16   $  (0.26)   $  0.23   $  0.26   $  0.17   $  0.10   $  0.01
                                           ========    =======   ========    =======   =======   =======   =======   =======
Shares used to compute basic net
income (loss) per share                      16,950     14,564     14,113     13,988    11,404    10,681    10,436    10,278
                                           ========    =======   ========    =======   =======   =======   =======   =======
Shares used to compute diluted net
income (loss) per share                      16,950     16,009     14,113     15,486    12,853    12,083    11,673    11,776
                                           ========    =======   ========    =======   =======   =======   =======   =======

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

(b)      Reports on Form 8-K during the quarter ended December 31, 2000:

               On October 26, 2000, the Company filed a Report on Form 8-K, pursuant to item 2 thereof, reporting that it had completed the acquisition of Nogatech, Inc. pursuant to the Agreement and Plan of Reorganization dated August 23, 2000 among the Company, Nogatech and Zoom Acquisition Corporation, a wholly-owned subsidiary of the Company. .

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2001               ZORAN CORPORATION


                                     By:  /s/ Levy Gerzberg
                                          ---------------------------------
                                          Levy Gerzberg, President and
                                          Chief Executive Officer



            Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                            Date
---------                               -----                                            ----
/s/ Levy Gerzberg        President, Chief Executive Officer and Director            March 30, 2001
----------------------   (Principal Executive Officer)
Levy Gerzberg

/s/ Karl Schneider       Vice President, Finance and Chief Financial Officer        March 30, 2001
----------------------   (Principal Financial and Accounting Officer)
Karl Schneider

/s/ Uzia Galil           Chairman of the Board of Directors                         March 30, 2001
----------------------
Uzia Galil

/s/ James D. Meindl      Director                                                   March 30, 2001
----------------------
James D. Meindl

/s/ Arthur B. Stabenow   Director                                                   March 30, 2001
----------------------
Arthur B. Stabenow

/s/ Philip M. Young      Director                                                   March 30, 2001
----------------------
Philip M. Young


                                  EXHIBIT INDEX
                                  Exhibit Title
                                  -------------

 Exhibit
 Number
--------
  3.1       Form of Restated Certificate of Incorporation of the Registrant.

  3.2(1)    Amended Bylaws of the Registrant.

  4.1(2) Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1       1993 Stock Option Plan, as amended.

*10.2(9)    1995 Outside Directors Stock Option Plan.

*10.3(9)    Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(2)    Form of Indemnity Agreement for officers and directors.

+10.5(2)    Agreement dated June 28, 1991 between the Registrant and Fujifilm
            Microdevices Co., Ltd. ("Fujifilm"), as amended.

+10.6(2)    Agreement dated July 27, 1992 between the Registrant and Fujifilm.

 10.7(2)    Letter Agreement dated December 16, 1991 between the Registrant and
            Dolby Laboratories Licensing Corporation, as amended.

 10.11(2) Lease Agreement dated October 1, 1992 between the Registrant's subsidiary, Zoran Microelectronics Ltd. ("ZML"), and Matam-Haifa
            Scientific Industries Center Ltd. ("Matam").

+10.12(2)   License Agreement for ZR33891 Digital Filter Processor dated June 8,
            1995 between the Registrant and Atmel Corporation ("Atmel").

+10.13(2)   License Agreement for ZR34325 Vector Signal Processor dated June 8,
            1995 between the Registrant and Atmel.

+10.14(2)   Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United  States Binational  Industrial
            Research and Development Foundation ("BIRDF").

+10.15(2)   Cooperation and Project Funding Agreement dated June 9, 1992 between
            ZML and BIRDF.

 10.16(2) Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the
            Israeli Ministry of Industry and Trade (the "Chief
            Scientist"), together with ZML's Letter of Undertaking dated September 4, 1994.

 10.17(2) Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML's Letter of Undertaking dated September 4, 1994.

 10.18(2)   Loan  Agreements  dated July 25, 1995,  August 1, 1995,  August 15,
            1995,  August 31, 1995 and November 1, 1995 between ZML and the
            Israel Discount Bank.



 10.29(4) Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and
            Matam.

 10.30(5)   Memorandum of Understanding  Dated April 23, 1996 between ZML and
            IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

 10.33(6)   Sub-Sublease dated April 1, 1997 between the Registrant and
            Integrated Silicon Solutions, Inc.

*10.34(7)   Confidential Separation Agreement dated August 4, 1997 between the
            Registrant and George T. Haber.

 10.35(8) Agreement for Purchase and Sale of Assets between the Registrant and MGI Software Corp. dated June 15, 1999

 10.36(10)  Unprotected  Tenancy  Agreement  dated  September 16, 1997 between
            ZML and Matam,  together with Appendix  Addendum to Unprotected
            Tenancy Agreement of 16.9.97

 10.37      Addendum to sub-sublease dated April 1, 1997 between the Registrant
            Integrated Silicon Solution, Inc.

 21.1       List of subsidiaries of the Registrant.

 23.1       Consent of PricewaterhouseCoopers LLP.

      ------------------

        * Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

        + Confidential treatment has been granted as to a portion of this Exhibit.

        (1)     Incorporated by reference to Exhibit 3.3 to Registrant's Form
                10-Q Quarterly Report for the quarter ended September 30, 1998.

        (2) Incorporated by reference to identically numbered exhibit to the 1995 Registration Statement.

        (3) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended
                December 31, 1995.

        (4)     Incorporated  by reference to Exhibit 10.1 to the  Registrant's
                Form 10-Q Quarterly  Report for the quarter ended June 30, 1996
                (the "June 1996 Form 10-Q").

        (5)     Incorporated by reference to Exhibit 10.2 to the June 1996 Form
                10-Q.

        (6) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended
                March 31, 1997.

        (7)     Incorporated by reference to Exhibit 10.34 to Registrant's Form
                10-K Annual Report for the year ended December 31, 1997.

        (8) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended
                June 30, 1999.

        (9) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended
                September 30, 2000.




        (10) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended
                December 31, 1999.


                                      73