Form 10-Q
period 2001-03-31
ZORAN CORP \DE\
filed 2001-05-15
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES                  EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES                 EXCHANGE ACT OF 1934

          For the transition period from____________to____________

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

                                         Yes ☒                              No ☐

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of April 27, 2001 was 17,482,054.

ZORAN CORPORATION

ZORAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$28,979	$16,099
Short-term investments	108,588	159,539
Accounts receivable, net	28,003	27,065
Inventory	18,324	17,453
Prepaid expenses and other current assets	5,735	5,575
Total current assets	189,629	225,731

Property and equipment, net	7,139	6,972
Other investments	41,193	13,899
Goodwill and other intangibles	102,192	112,864

	$340,153	$359,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,174	$11,156
Accrued expenses and other liabilities	14,244	16,856
Total current liabilities	24,418	28,012

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 17,198,956 and 17,423,216 shares issued and outstanding	17	17
Additional paid-in capital	384,921	388,655
Warrants	717	717
Deferred stock-based compensation	(783)	(919)
Accumulated other comprehensive income (loss)	(412)	1,109
Accumulated deficit	(68,725)	(58,125)
Total stockholders' equity	315,735	331,454
	$340,153	$359,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000

Revenues:
Product sales	$17,315	$14,222
Software, licensing and development	2,278	3,420
Total revenues	19,593	17,642

Costs and expenses:
Cost of product sales	10,876	8,136
Research and development	5,968	3,269
Selling, general and administrative	5,243	4,137
Amortization of goodwill and other intangibles	10,808	--
Total costs and expenses	32,895	15,542

Operating income (loss)	(13,302)	2,100
Interest and other income, net	2,745	2,006
Income (loss) before income taxes	(10,577)	4,106

Provision for income taxes	43	616

Net income (loss)	$(10,600)	$3,490

Basic net income (loss) per share	$(0.61)	$0.25

Diluted net income (loss) per share	$(0.61)	$0.23

Shares used to compute basic net income (loss) per share	17,314	13,988

Shares used to compute diluted net income (loss) per share	17,314	15,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(10,600)	$3,490
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, amortization and other	852	627
Amortization of goodwill and other intangibles	10,808	--
Changes in current assets and liabilities:
Accounts receivable	(977)	2,297
Inventory	(871)	(37)
Prepaid expenses and other current assets	(205)	(765)
Accounts payable	(982)	(1,131)
Accrued expenses and other liabilities	(2,305)	(645)
Net cash provided by (used in) operating activities	(4,280)	3,836

Cash flows from investing activities:
Capital expenditures for property and equipment	(974)	(726)
Purchases of investments	(43,855)	(113,379)
Sales and maturities of investments	66,894	114,311
Purchases of equity investments	(1,171)	(2,250)
Net cash provided by (used in) investing activities	20,894	(2,044)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	133	843
Repurchases of Common Stock	(3,867)	--
Net cash provided by (used in) financing activities	(3,734)	843

Net increase in cash and cash equivalents	12,880	2,635

Cash and cash equivalents at beginning of period	16,099	12,665

Cash and cash equivalents at end of period	$28,979	$15,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein.  While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.          Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income.

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2001	2000
Net income (loss)	$(10,600)	$3,490
Unrealized gain (loss) on short-term investment	(1,521)	108
Comprehensive income (loss)	$(12,121)	$3,598

The components of accumulated other comprehensive income are unrealized gain (loss) on short-term investments which was ($412,000) and $1.1 million at March 31, 2001 and December 31, 2000 respectively.

3.          Balance Sheet Components (in thousands)

	March 31,	December 31,
	2001	2000
Inventory:
Work-in-process	$7,637	$6,913
Finished goods	10,687	10,540
	$18,324	$17,453

4.          Income Taxes

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings for the interim periods.  The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses, adjustments for the nondeductible amortization of goodwill and other intangibles, and income tax rate differences on foreign earnings.  The company has provided tax on income in excess of net operating loss carryforwards for U.S. Federal and State earnings.  The Company has also provided tax on its foreign earnings.

5.          Earnings Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computation is as follows: (in thousands except per share amounts)

	March 31,
	2001			2000
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Net income (loss) available to common stockholders	$(10,600)	17,314	$(0.61)	$3,490	13,988	$0.25
Effects of dilutive securities:
Stock options	-	-		-	1,456
Warrants	-	-		-	42
Diluted EPS:
Income (loss) available to common stockholders	$(10,600)	17,314	$(0.61)	$3,490	15,486	$0.23

6.          Repurchase of Common Stock

During the quarter ended March 31, 2001 the Company repurchased 255,000 shares of its common stock for $3.9 million.

7.          Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133, as amended by SFAS 137, is effective for the Company’s fiscal year 2001, and will not have a material effect on the Company’s consolidated financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations

The following discussion includes forward-looking statements with respect to the Company’s future financial performance.  Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, “Future Performance and Risk Factors” and discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

On June 29, 2000, we acquired PixelCam, Inc. (“PixelCam”), a manufacturer of megapixel CMOS image sensors and integrated lens/sensor modules, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million.  The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

On October 26, 2000, we acquired Nogatech Inc. (“Nogatech”) a public company that provides chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in exchange for 2,534,599 shares of our common stock and options to purchase 168,472 shares of our common stock with an aggregate value of $163.6 million.  The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Revenues

Total revenues for the quarter ended March 31, 2001 increased by 11.1% to $19.6 million from $17.6 million for the same period in 2000.  Product sales for the quarter increased by 21.7% to $17.3 million from $14.2 million for first quarter of 2000.  The increase in product sales was driven by the Company’s acquisition of Nogatech in the fourth quarter of 2000 and increased unit sales of our COACH and DVD and Super VCD product lines.  Software, licensing and development revenues decreased by 33.4% to $2.3 million compared to $3.4 million for the first quarter of 2000. This decrease was primarily due to the timing of new licensing contracts as well as the timing of revenue recognition on long-term development contracts. Development revenue is recognized on a percentage of completion basis.

Product Gross Margin

Product gross margin for the quarter ended March 31, 2001 decreased by 5.6 percentage points to 37.2% from 42.8% for the same period in 2000.  The decrease was due to a product sales mix that included an increased percentage of lower-margin products and a shift in customer mix to a lower percentage of direct sales to original equipment manufacturer customers compared to the same quarter in 2000. Our product gross margin was also effected by increased demand for our low margin DVD companion chip due to a parts shortage problem in the preceding quarter. In addition, we experienced a decline in the average selling price of our older DVD Vaddis III chip that is being phased out as we transition our customer base to our new DVD Vaddis IV Plus chip.

Research and Development

Research and development (“R&D”) expenses for the quarter ended March 31, 2001 increased by 82.6% to $6.0 million from $3.3 million for the same period in 2000.  R&D expenses increased as a result of our acquisitions of PixelCam and Nogatech, in June 2000 and October 2000, respectively, the timing of major project expenses such as tape-outs and the timing and recognition of project funding from external sources.  R&D expenses increased as a percentage of total revenues for the quarter from 18.5% for the first quarter of 2000 to 30.5% for the first quarter of 2001.

Selling, General and Administrative

Selling, general and administrative expenses for the quarter ended March 31, 2001 increased by 26.7% to $5.2 million from $4.1 million for the same period in 2000.  The increase was due to our acquisitions of PixelCam, Inc. and Nogatech, Inc. in June 2000 and October 2000, respectively, and increased sales and marketing expenses related to product market development and to support planned revenue growth particularly in the Taiwan and China markets.

Amortization of Goodwill and other Intangibles

Amortization of goodwill and other intangibles for the quarter ended March 31, 2001 was $10.8 million. There were no such charges during the same period in 2000. The charges were associated with our acquisitions of PixelCam and Nogatech.

Interest and Other Income, Net

Net interest and other income for the quarter ended March 31, 2001 increased to $2.7 million from $2.0 million for the same period in 2000. The increase resulted primarily from increased interest income on higher cash balances following our acquisition of Nogatech.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles our estimated effective tax rate remained at 15% for the current quarter, the same as last year’s effective tax rate.

Liquidity and Capital Resources

At March 31, 2001, we had $29.0 million of cash and cash equivalents, $108.6 million of short-term investments and $165.2 million of working capital. In addition, we had $37.6 million of long-term investments in marketable securities.

Our operating activities used cash of $4.3 million during the three months ended March 31, 2001, primarily due to the reduction in accrued expenses and other liabilities. A decrease in accounts payable and an increase in accounts receivable and inventory also contributed to our use of cash during the quarter.

Cash provided by investing activities was $20.9 million during the three months ended March 31, 2001, principally reflecting the sale of investments that was partially offset by purchases of investments and capital equipment.

Cash used in financing activities was $3.7 million for the three months ended March 31, 2001, primarily due to the repurchase of 255,000 shares of our common stock.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

• the levels at which we maintain inventory and accounts receivable;

• the market acceptance of our products;

• the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

• our business, product, capital expenditure and research and development plans and technology roadmap;

• volume pricing concessions;

• capital improvements to new and existing facilities;

• technological advances;

• the response of competitors to our products; and

• our relationships with our suppliers and customers.

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

Our quarterly operating results have varied significantly due to a number of factors, including:

• fluctuation in demand for our products;

• the timing of new product introductions by us and our competitors;

• the level of market acceptance of new and enhanced versions of our products and our customers' products;

• the timing of large customer orders;

• the length and variability of the sales cycle for our products;

• the cyclical nature of the semiconductor industry;

• the availability of development funding and the timing of development revenue;

• changes in the mix of products sold;

• seasonality in demand for our products;

• competitive pricing pressures; and

• the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

• the cost and availability of adequate foundry capacity;

• fluctuations in manufacturing yields;

• the emergence of new industry standards;

• product obsolescence; and

• the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

• economic conditions generally or in various geographic areas where we or our customers do business;

• other conditions affecting the timing of customer orders; or

• a downturn in the markets for our customers' products, particularly the consumer electronics market.

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

In  2000 and the first quarter of 2001, we derived a majority of our product revenues from the sale of integrated circuits for DVD and Super Video CD applications. We expect that sales of our products for DVD and Super Video CD applications, digital audio applications and video editing applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications will also have a significant impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

Our reliance on independent foundries involves a number of risks, including:

• the inability to obtain adequate manufacturing capacity;

• the unavailability of or interruption in access to certain process technologies necessary for manufacture of our products;

• reduced control over delivery schedules;

• reduced control over quality assurance;

• reduced control over manufacturing yields and cost; and

• potential misappropriation of our intellectual property.

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

We also rely on independent contractors for the assembly and testing of our products. At present, all of our semiconductor products are assembled by one of five independent contractors: ASE, Amkor, ASAT, National Semiconductor, or Vate. Our semiconductor products are tested by these contractors or other independent contractors. Our reliance on independent assembly and testing houses limits our control over delivery schedules, quality assurance and product cost. Disruptions in the services provided by our assembly or testing houses or other circumstances that would require us to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of our products. These constraints or delays could damage our relationships with current and prospective customers and harm our sales and financial results.

Because foundry capacity is limited from time to time we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would likely be reduced. In order to secure additional foundry capacity, we have considered and will continue to consider various arrangements with suppliers, which could include, among others:

• option payments or other prepayments to a foundry;

• nonrefundable deposits with or loans to foundries in exchange for capacity commitments;

• contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

• issuance of our equity securities to a foundry;

• investment in a foundry;

• joint ventures; or

• other partnership relationships with foundries.

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

The markets for our products are characterized by:

• rapidly changing technologies;

• evolving industry standards;

• frequent new product introductions; and

• short product life cycles.

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

Competition in the compression technology market has historically been dominated by large companies such as STMicroelectronics and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

• C-Cube Microsystems;

• Cirrus Logic (Crystal Semiconductor);

• Conexant;

• Fujitsu;

• LSI Logic;

• Motorolla; and

• Texas Instruments.

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

• finances;

• manufacturing;

• technology;

• marketing; and

• distribution.

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

Average selling prices for our products decline over relatively short time periods. Many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we sell more units, and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. Our operating results suffer when gross margins decline. We have experienced these problems and may continue to experience them in the future and cannot predict when they may occur or their severity.

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

During the first quarter of 2001, 82% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to the risks inherent in doing business internationally, including:

• unexpected changes in regulatory requirements;

• fluctuations in exchange rates;

• political and economic instability;

• imposition of tariffs and other barriers and restrictions; and

• the burdens of complying with a variety of foreign laws.

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

During 1998, we opened an office in Shenzhen, China. Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease and any slowdown may have a negative effect on our business. During 2000 and the beginning of 2001 we also opened offices in Taipei Taiwan, Hong Kong and Seoul Korea. Our operations are subject to the economic and political uncertainties affecting these countries as well.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties' intellectual property rights. We could become subject to litigation in the future either to protect our intellectual property or as a result of allegations that we infringe others' intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

• stop selling our products that incorporate the challenged intellectual property;

• obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

• pay damages; or

• redesign those products that use such technology.

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

Our future net income and cash flow will be affected by our ability to apply our net operating losses, which totaled approximately $55.0 million for federal tax reporting purposes as of December 31, 2000, against taxable income infuture periods. Our net operating losses incurred prior to the consummation of our initial public offering in 1995 that we can use to reduce future taxable income for federal tax purposes are limited to approximately $3.0 million per year. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could harm our financial condition.

Any acquisitions we make could disrupt our business and severely harm our financial condition.

We have made investments in, and acquisitions of, complementary companies, products and technologies. During 2000, we acquired PixelCam and Nogatech and we may acquire additional businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

• issue stock that would dilute our current stockholders' percentage ownership;

• incur debt;

• assume liabilities;

• incur amortization expenses related to goodwill and other intangible assets; or

• incur large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including:

• problems combining the purchased operations, technologies or products;

• unanticipated costs;

• diversion of management's attention from our core business;

• adverse effects on existing business relationships with customers;

• risks associated with entering markets in which we have no or limited prior experience; and

• potential loss of key employees, particularly those of the purchased organizations.

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

We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2001. Our capital requirements will depend on many factors, including:

• acceptance of and demand for our products;

• the types of arrangements that we may enter into with our independent foundries; and

• the extent to which we invest in new technology and research and development projects.

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

We have anti-takeover provisions in our charter documents and there are provisions of Delaware law that could prevent or delay a change in control of our company.00

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These include provisions:

• prohibiting a merger with a party that has acquired control of 15% or more of our outstanding common stock, such as a party that has completed a successful tender offer, until three years after that party acquired control of 15% of our outstanding common stock;

• authorizing the issuance of up to 3,000,000 shares of "blank check" preferred stock;

• eliminating stockholders' rights to call a special meeting of stockholders; and

• requiring advance notice of any stockholder nominations of candidates for election to our board of directors.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2000 and December 31, 2000, the sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $13.19 to a high of $74.31.  During the first quarter of 2001 the sale price ranged from a low of $13.00 to a high of $22.1875.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

• announcements concerning our business or that of our competitors or customers;

• quarterly variations in operating results;

• changes in analysts' earnings estimates;

• announcements of technological innovations;

• the introduction of new products or changes in product pricing policies by us or our competitors;

• proprietary rights or other litigation;

• general conditions in the semiconductor industry; and

• developments in the financial markets.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at March 31, 2001, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

PART II.     OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: May 15, 2001	/s/ Karl Schneider
Karl Schneider
Vice President Finance
And Chief Financial Officer
(Principal Financial and Accounting Officer)