Form 10-Q
period 2001-06-30
ZORAN CORP \DE\
filed 2001-08-14
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES                    EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES                   EXCHANGE ACT OF 1934

             For the transition period from__________ to__________

Commission File Number:  0-27246

ZORAN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2794449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3112 Scott Boulevard, Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

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

                                                     Yes ☒                           No ☐

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of July 31, 2001 was 17,672,354

ZORAN CORPORATION

ZORAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$20,685	$16,099
Short-term investments	75,141	159,539
Accounts receivable, net	27,398	27,065
Inventory	16,239	17,453
Prepaid expenses and other current assets	3,995	5,575

Total current assets	143,458	225,731

Property and equipment, net	6,761	6,972
Other investments	89,265	13,899
Goodwill and other intangibles	91,519	112,864

	$331,003	$359,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,333	$11,156
Accrued expenses and other liabilities	15,285	16,856

Total current liabilities	25,618	28,012

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 17,290,651and 17,423,216 shares issued and outstanding	17	17
Additional paid-in capital	385,324	388,655
Warrants	717	717
Deferred stock-based compensation	(647)	(919)
Accumulated other comprehensive income (loss)	(684)	1,109
Accumulated deficit	(79,342)	(58,125)

Total stockholders' equity	305,385	331,454

	$331,003	$359,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Product sales	$20,622	$16,389	$37,937	$30,611
Software, licensing and development	1,302	2,472	3,580	5,892

Total revenues	21,924	18,861	41,517	36,503

Costs and expenses:
Cost of product sales	13,228	9,069	24,104	17,205
Research and development	5,922	3,976	11,890	7,245
Selling, general and administrative	5,160	4,443	10,403	8,580
Amortization of goodwill and other intangibles and write-off of acquired in-process research and development	10,809	6,769	21,617	6,769

Total costs and expenses	35,119	24,257	68,014	39,799

Operating loss	(13,195)	(5,396)	(26,497)	(3,296)
Interest and other income, net	2,606	2,208	5,351	4,214

Income (loss) before income taxes	(10,589)	(3,188)	(21,146)	918
Provision for income taxes	28	537	71	1,153

Net loss	$(10,617)	$(3,725)	$(21,217)	$(235)

Basic and diluted net loss per share	$(0.62)	$(0.26)	$(1.23)	$(0.02)

Shares used to compute basic and diluted net loss per share	17,263	14,113	17,281	14,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(21,217)	$(235)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation, amortization and other	1,963	1,395
Amortization of goodwill and other intangibles and write-off of in process research and development	21,345	6,769
Changes in current assets and liabilities:
Accounts receivable	(421)	222
Inventory	1,214	(4,100)
Prepaid expenses and other current assets	1,490	(1,260)
Accounts payable	(823)	1,650
Accrued expenses and other liabilities	(1,167)	1,147

Net cash provided by operating activities	2,384	5,588

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,390)	(1,308)
Purchases of investments	(123,220)	(145,708)
Sales and maturities of investments	131,314	144,953
Purchases of long-term equity investments	(1,171)	(2,250)
Acquisition costs net of cash acquired	--	(12)

Net cash provided by (used in) investing activities	5,533	(4,325)
Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	536	1,490
Repurchases of Common Stock	(3,867)	--

Net cash provided by (used in) financing activities	(3,331)	1,490

Net increase in cash and cash equivalents	4,586	2,753

Cash and cash equivalents at beginning of period	16,099	12,665

Cash and cash equivalents at end of period	$20,685	$15,418

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

2.          Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income.

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(10,617)	$(3,725)	$(21,217)	$(235)
Unrealized loss on short-term investment	(272)	(1,592)	(1,793)	(1,484)

Comprehensive loss	$(10,889)	(5,317)	$(23,010)	$(1,719)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on short-term investments.

3.          Balance Sheet Components (in thousands):

	June 30,	December 31,
	2001	2000

Inventory:
Work-in-process	$6,707	$6,913
Finished goods	9,532	10,540

	$16,239	$17,453

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

5.          Earnings Per Share

Computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,
	2001			2000

	Income (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net loss available to common stockholders	$(10,617)	17,263	$(0.62)	$(3,725)	14,113	$(0.26)

	Six Months Ended June 30,
	2001			2000

	Income (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net loss available to common stockholders	$(21,217)	17,281	$(1.23)	$(235)	14,072	$(0.02)

6.          Repurchase of Common Stock

During the six months ended June 30, 2001 the Company repurchased 255,000 shares of its common stock for $3.9 million.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

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

Overview

From our inception in 1981 through 1991, we derived the substantial majority of our revenue from digital filter processors and vector signal processors used principally in military, industrial and medical applications. In 1989, we repositioned our business to develop and market data compression products for the evolving multimedia markets and discontinued development of digital filter processor and vector signal processor products. In 1994, we discontinued production of these products. Our current lines of digital audio and video products include integrated circuits and related products used in digital versatile disc players (“DVD”), movie and home theater systems, filmless digital cameras and video editing systems.

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

On June 29, 2000, we acquired PixelCam, Inc. (“PixelCam”), a manufacturer of megapixel CMOS image sensors, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Results of Operations

Revenues

Total revenues were $21.9 million and $41.5 million for the three and six month periods ended June 30, 2001, compared to $18.9 million and $36.5 million for the same periods of 2000, representing increases of 16.2% and 13.7% for the respective periods.  For the three and six month periods ended June 30, 2001, product revenues were $20.6 million and $37.9 million, compared to $16.4 million and $30.6 million for the same periods in 2000, increases of 25.8% and 23.9%, respectively.  Fueling the growth in product revenue were increased unit sales in the DVD and digital camera product lines as well as our acquisition of Nogatech in the fourth quarter of 2000. Software, licensing and development revenues were $1.3 million and $3.6 million for the three and six month periods ended June 30, 2001, compared to $2.5 million and $5.9 million for the same periods of 2000, representing decreases of 47.3% and 39.2% for the respective periods. These changes were primarily due to the timing of significant new licensing contracts, as well as the timing of revenue recognition on development contracts.

Product Gross Margin

Product gross margins were 35.9% and 36.5% of product revenues for the three and six month periods ended June 30, 2001, compared to 44.7% and 43.8% for the same periods of 2000. The decrease was due to a product sales mix that included an increased percentage of lower-margin products and a shift in customer mix which resulted in a lower percentage of direct sales to OEM customers compared to the same quarter in 2000. In addition, we experienced a decline in the average selling price of our older DVD Vaddis III chip that is being phased out as we transition our customer base to our new DVD Vaddis IV Plus chip.

Research and Development

Research and development (“R&D”) expenses were $5.9 million and $11.9 million for the three and six month periods ended June 30, 2001, compared to $4.0 million and $7.2 million for the same periods of 2000. R&D expenses increased as a result of our acquisitions of PixelCam and Nogatech, in June 2000 and October 2000, respectively, the timing of major project expenses such as tape-outs and the timing and recognition of project funding from external sources. As a percentage of revenues, R&D expenses increased to 27.0% and 28.6% for the three and six month periods ended June 30, 2001, compared to 21.1% and 19.8% for the same periods of 2000.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $5.2 million and $10.4 million for the three and six month periods ended June 30, 2001, compared to $4.4 million and $8.6 million for the same periods of 2000. The increase was due to our acquisitions of PixelCam, Inc. and Nogatech, Inc. in June 2000 and October 2000, respectively, and increased sales and marketing expenses related to product market development and to support planned revenue growth particularly in the Taiwan and China markets.  As a percentage of revenues, SG&A expenses were 23.5% and 25.1% for the three and six month periods ended June 30, 2001, compared to 23.6% and 23.5% for the same periods of 2000.

Amortization of Goodwill and Other Intangibles and the Write-Off of In-Process Research and Development

Amortization of goodwill and other intangibles for the three and six months ended June 30, 2001 was $10.8 million and $21.6 million respectively. These charges were associated with our acquisitions of PixelCam and Nogatech.  There were no such charges during the same periods in 2000. We did not incur any charges for the write-off of in-process research and development for the three and six months ended June 30, 2001. For the same periods in 2000 we incurred charges of $6.8 million in conjunction with our acquisition of PixelCam in June 2000.

Interest and Other Income, Net

Net interest and other income for the three and six month periods ended June 30, 2001 was $2.6 million and $5.4 million, respectively, an increase of 18.0% and 27.0% compared to the same periods in 2000. The increase resulted primarily from increased interest income on higher cash balances following our acquisition of Nogatech.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles and the write-off of in-process research and development our estimated effective tax rate remained at 15% for the current quarter, the same as last year’s effective tax rate.

Liquidity and Capital Resources

At June 30, 2001, we had $20.7 million of cash and cash equivalents, $75.1 million of short-term investments and $117.8 million of working capital. In addition, we had $85.6 million of investments in long-term marketable securities at June 30, 2001.

Our operating activities provided cash of $2.4 million during the six months ended June 30, 2001, primarily due to the net loss adjusted for the non-cash impact of depreciation and amortization and a decrease in both prepaid expenses and inventory, partially offset by decreases in accrued expenses and accounts payable.

Cash provided by investing activities was $5.5 million during the six months ended June 30, 2001, principally reflecting the sales and maturities of investments.

Cash used in financing activities was $3.3 million for the six months ended June 30, 2001, primarily due to the repurchase of 255,000 shares of our common stock during the six months ended June 30, 2001.

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

To the extent that our existing resources and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private financings or borrowings. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

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

Our success for the foreseeable future will be dependent on growth in demand for integrated circuits for DVD, Super Video CD, digital audio, video editing and filmless digital camera applications and our ability to market and sell our products to manufacturers who incorporate those types of integrated circuits into their products.

In 2000 and the first six months of 2001, we derived a majority of our product revenues from the sale of integrated circuits for DVD and Super Video CD applications. We expect that sales of our products for DVD and Super Video CD applications, digital audio applications and video editing applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications will also have a significant impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

Competition in the compression technology market has historically been dominated by large companies such as STMicroelectronics and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

•	Cirrus Logic (Crystal Semiconductor);
•	Conexant;
•	Fujitsu;
•	LSI Logic (including recently acquired C-Cube Microsystems Inc.);
•	Motorola; and
•	Texas Instruments.

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

During the first six months of 2001, 88% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

During 1998, we opened an office in Shenzhen, China. Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease and any slowdown may have a negative effect on our business. During 2000 and the beginning of 2001 we also opened offices in Taipei, Taiwan, Hong Kong and Seoul, Korea. Our operations are subject to the economic and political uncertainties affecting these countries as well.

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

We have made investments in, and acquisitions of, complementary companies, products and technologies. During 2000, we acquired PixelCam and Nogatech, and we may acquire additional businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders' percentage ownership;
•	incur debt;
•	assume liabilities;
•	incur amortization expenses related to goodwill and other intangible assets; or
•	incur large write-offs immediately or in the future..

Our operation of any acquired business will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;
•	unanticipated costs;
•	diversion of management's attention from our core business;
•	adverse effects on existing business relationships with customers;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees, particularly those of the purchased organizations.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2000 and December 31, 2000, the closing sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $13.19 to a high of $74.31.  During the first six months of 2001 the closing sale price ranged from a low of $13.00 to a high of $29.72.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

•	announcements concerning our business or that of our competitors or customers;
•	quarterly variations in operating results;
•	changes in analysts’ earnings estimates;
•	announcements of technological innovations;
•	the introduction of new products or changes in product pricing policies by us or our competitors;
•	proprietary rights or other litigation;
•	general conditions in the semiconductor industry; and
•	developments in the financial markets.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at June 30, 2001, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a vote of Security Holders

The Company’s 2001 Annual Meeting of Stockholders was held on June 29, 2001.  At the meeting the following five persons nominated by management were elected to serve as directors of the Company:

	Shares

Nominee	Voted For	Withheld

Levy Gerzberg	15,355,784	139,302
Uzia Galil	15,357,885	137,201
James D. Meindl	15,357,885	137,201
Arthur B Stabenow	15,357,885	137,201
Philip M. Young	15,357,885	137,201

             The following additional items were voted upon at the meeting:

1.	A proposal to amend the Company’s 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 50,000 shares was approved by a vote of 14,497,892 shares for; 975,037 shares against; 22,157 shares abstaining.

2.	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2001 was approved by a vote of 15,356,270 shares for; 124,578 shares against; 14,238 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

10.2      1995 Outside Directors Stock Option Plan as amended to date.

10.3      Amended and Restated 1995 Employee Stock Purchase Plan as amended to date.

10.38    Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors

             (b)        Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION
Date: August 14, 2001	/s/ Karl Schneider

Karl Schneider
Vice President of Finance
And Chief Financial Officer
(Principal Financial and Accounting Officer)