Form 10-Q
period 2001-09-30
ZORAN CORP \DE\
filed 2001-11-14
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒                No ☐

The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of October 30, 2001 was 17,822,361

ZORAN CORPORATION

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$13,112	$16,099
Short-term investments	88,813	159,539
Accounts receivable, net	31,075	27,065
Inventory	19,049	17,453
Prepaid expenses and other current assets	4,149	5,575
Total current assets	156,198	225,731

Property and equipment, net	7,595	6,972
Other investments	88,125	13,899
Goodwill and other intangibles	80,847	112,864

	$332,765	$359,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,787	$11,156
Accrued expenses and other liabilities	16,124	16,856
Total current liabilities	29,911	28,012

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 17,571,355 and 17,423,216 shares issued and outstanding	18	17
Additional paid-in capital	389,541	388,655
Warrants	717	717
Deferred stock-based compensation	(511)	(919)
Accumulated other comprehensive income	486	1,109
Accumulated deficit	(87,397)	(58,125)
Total stockholders' equity	302,854	331,454

	$332,765	$359,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Product sales	$28,976	$20,378	$66,913	$50,989
Software, licensing and development	1,448	3,636	5,028	9,528
Total revenues	30,424	24,014	71,941	60,517

Costs and expenses:
Cost of product sales	18,971	11,138	43,075	28,343
Research and development	5,210	5,271	17,100	12,516
Selling, general and administrative	5,416	5,074	15,819	13,654
Amortization of goodwill and other intangibles and write-off of acquired in-process research and development	10,808	1,503	32,425	8,272
Total costs and expenses	40,405	22,986	108,419	62,785

Operating income (loss)	(9,981)	1,028	(36,478)	(2,268)

Interest and other income, net	2,412	2,226	7,763	6,440

Income (loss) before income taxes	(7,569)	3,254	(28,715)	4,172

Provision for income taxes	486	714	557	1,867

Net income (loss)	$(8,055)	$2,540	$(29,272)	$2,305

Basic net income (loss) per share	$(0.46)	$0.17	$(1.68)	$0.16

Diluted net income (loss) per share	$(0.46)	$0.16	$(1.68)	$0.15

Shares used to compute basic net income (loss) per share	17,502	14,564	17,373	14,145

Shares used to compute diluted net income (loss) per share	17,502	16,009	17,373	15,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(29,272)	$2,305
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, amortization and other	3,022	2,223
Amortization of goodwill and other intangibles and write-off of in process research and development	32,017	8,272
Changes in current assets and liabilities:
Accounts receivable	(3,618)	(6,655)
Inventory	(1,596)	(6,173)
Prepaid expenses and other current assets	1,309	(2,286)
Accounts payable	2,631	4,902
Accrued expenses and other liabilities	(1,014)	5,256
Net cash provided by operating activities	3,479	7,844

Cash flows from investing activities:
Capital expenditures for property and equipment	(3,120)	(2,606)
Purchases of investments	(160,558)	(166,562)
Sales and maturities of investments	157,497	163,897
Purchases of long-term equity investments	(1,171)	(2,250)
Acquisition costs net of cash acquired	--	(12)
Net cash used in investing activities	(7,352)	(7,533)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	4,753	2,931
Repurchases of Common Stock	(3,867)	--
Net cash provided by financing activities	886	2,931

Net increase (decrease) in cash and cash equivalents	(2,987)	3,242

Cash and cash equivalents at beginning of period	16,099	12,665

Cash and cash equivalents at end of period	$13,112	$15,907

Non-cash disclosures of investing activities:
Issuance of Common Stock in exchange for the net assets of PixelCam, Inc.	$--	$24,649

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

2.             Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(8,055)	$2,540	$(29,272)	$2,305
Unrealized income (loss) on short-term investment	1,170	(680)	(623)	(2,164)
Comprehensive income (loss)	$(6,885)	$(1,860)	$(29,895)	$141

The components of accumulated other comprehensive income (loss) are net unrealized gains on short-term investments and long-term marketable securities.

3.             Balance Sheet Components (in thousands):

	September 30, 2001	December 31, 2000
Inventory:
Work-in-process	$8,117	$6,913
Finished goods	10,932	10,540

	$19,049	$17,453

4.             Income Taxes

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings excluding charges for amortization of goodwill and other intangibles and the write-off of in-process research and development for the interim periods.  The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses, adjustments for the nondeductible amortization of goodwill and other intangibles and write-off of in-process research and development, and income tax rate differences on foreign earnings.  The Company has provided for tax on income in excess of net operating loss carryforwards for U.S. Federal and State earnings.  The Company has also provided for tax on its foreign earnings.

5.             Earnings Per Share

Computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2001			2000
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net income (loss) available to common stockholders	$(8,055)	17,502	$(0.46)	$2,540	14,564	$0.17

Effects of Dilutive Securities:
Stock Options		-			1,404
Warrants		-			41

Diluted EPS:
Income (loss) available to common stockholders	$(8,055)	17,502	$(0.46)	$2,540	16,009	$0.16

	Nine Months Ended September 30,
	2001			2000
	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net income (loss) available to common stockholders	$(29,272)	17,373	$(1.68)	$2,305	14,145	$0.16

Effects of Dilutive Securities:
Stock Options		-			1,372
Warrants		-			40

Diluted EPS:
Income (loss) available to common stockholders	$(29,272)	17,373	$(1.68)	$2,305	15,557	$0.15

6.             Repurchase of Common Stock

During the nine months ended September 30, 2001 the Company repurchased 255,000 shares of its common stock for $3.9 million.

7.             Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133, as amended by SFAS 137, is effective for the Company’s fiscal year 2001, and will not have a material effect on the Company’s consolidated financial statements.

In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

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

Overview

From our inception in 1981 through 1991, we derived the substantial majority of our revenue from digital filter processors and vector signal processors used principally in military, industrial and medical applications. In 1989, we repositioned our business to develop and market data compression products for the evolving multimedia markets and discontinued development of digital filter processor and vector signal processor products. In 1994, we discontinued production of these products. Our current lines of digital audio and video products include integrated circuits and related products used in digital versatile disc players (“DVD”), filmless digital cameras, movie and home theater systems, and video editing systems.

We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to distributors and the transition from low-volume to high-volume production. We have periodically reduced the prices of some of our products in order to better penetrate consumer markets. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

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

On October 26, 2000, we acquired Nogatech Inc. (“Nogatech”) a provider of chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in exchange for 2,534,599 shares of our common stock and options to purchase 168,472 shares of our common stock with an aggregate value of $163.6 million. The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Revenues

Total revenues were $30.4 million and $71.9 million for the three and nine month periods ended September 30, 2001, compared to $24.0 million and $60.5 million for the same periods of 2000, representing increases of 26.7% and 18.9% for the respective periods.  For the three and nine month periods ended September 30, 2001, product sales were $29.0 million and $66.9 million, compared to $20.4 million and $51.0 million for the same periods in 2000, increases of 42.2% and 31.2%, respectively.  Fueling the growth in product sales were increased unit sales in the DVD and digital camera product lines as well as our acquisition of Nogatech in the fourth quarter of 2000. Software, licensing and development revenues were $1.4 million and $5.0 million for the three and nine month periods ended September 30, 2001, compared to $3.6 million and $9.5 million for the same periods of 2000, representing decreases of 60.2% and 47.2% for the respective periods. These changes were primarily due to a reduction in the number and size of significant new licensing contracts, as well as the timing of revenue recognition on development contracts.

Product Gross Margin

Product gross margins were 34.5% and 35.6% for the three and nine month periods ended September 30, 2001, compared to 45.3% and 44.4% for the same periods of 2000. The decrease was due to a product sales mix that included an increased percentage of lower-margin products and a shift in customer mix which resulted in a lower percentage of direct sales to OEM customers compared to the same periods in 2000. In addition, we experienced a decline in the average selling price of our older Vaddis III DVD chip that is being phased out as we transition our customer base to our new Vaddis IV Plus DVD chip.

Research and Development

Research and development (“R&D”) expenses were $5.2 million and $17.1 million for the three and nine month periods ended September 30, 2001, compared to $5.3 million and $12.5 million for the same periods of 2000. R&D expenses for the quarter were down from the same period last year due to the timing of major project expenses such as tape-outs. R&D expenses for the first nine months increased as a result of our acquisitions of PixelCam and Nogatech, in June 2000 and October 2000, respectively, the timing of major project expenses such as tape-outs and the timing and recognition of project funding from external sources. As a percentage of revenues, R&D expenses decreased to 17.1% and increased to 23.8% for the three and nine month periods ended September 30, 2001, compared to 21.9% and 20.7% for the same periods of 2000.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $5.4 million and $15.8 million for the three and nine month periods ended September 30, 2001, compared to $5.1 million and $13.7 million for the same periods of 2000. The increase was due to our acquisitions of PixelCam, Inc. and Nogatech, Inc. in June 2000 and October 2000, respectively, increased sales and marketing expenses related to product market development and to support planned revenue growth particularly in the Taiwan, China and Korean markets.  As a percentage of revenues, SG&A expenses were 17.8% and 22.0% for the three and nine month periods ended September 30, 2001, compared to 21.1% and 22.6% for the same periods of 2000.

Amortization of Goodwill and Other Intangibles and the Write-Off of In-Process Research and Development

Amortization of goodwill and other intangibles for the three and nine months ended September 30, 2001 were $10.8 million and $32.4 million compared to $1.5 million for the same periods of 2000. These charges were associated with our acquisitions of PixelCam and Nogatech.  We did not incur any charges for the write-off of in-process research and development for the three and nine months ended September 30, 2001. For the nine months ended September 30, 2000 we incurred in-process research and development charges of $6.8 million in conjunction with our acquisition of PixelCam in June 2000.

Interest and Other Income, Net

Net interest and other income for the three and nine month periods ended September 30, 2001 was $2.4 million and $7.8 million, respectively, an increase of 8.4% and 20.5% compared to the same periods in 2000. The increase resulted primarily from increased interest income on higher cash balances following our acquisition of Nogatech.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles and the write-off of in-process research and development, our estimated effective tax rate remained at 15% for the current quarter, the same as last year’s effective tax rate.

Liquidity and Capital Resources

At September 30, 2001, we had $13.1 million of cash and cash equivalents, $88.8 million of short-term investments and $126.3 million of working capital. In addition, we had $83.8 million of investments in long-term marketable securities.

Our operating activities provided cash of $3.5 million during the nine months ended September 30, 2001, primarily due to the net loss adjusted for the non-cash impact of depreciation and amortization and an increase in accounts payable and a decrease in prepaid expenses, offset by increases in accounts receivable, inventory and accrued expenses.

Cash used in investing activities was $7.4 million during the nine months ended September 30, 2001, principally reflecting the purchases of investments and capital expenditures for property and equipment.

Cash provided by financing activities was $886,000 for the nine months ended Sept 30, 2001, consisting of proceeds from the issuance of our common stock offset by the repurchase of 255,000 shares of our common stock during the nine months ended September 30, 2001.

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

Our success for the foreseeable future will be dependent on growth in demand for integrated circuits for DVD,  filmless digital camera applications and, to a lesser extent, on digital audio and video editing applications and our ability to market and sell our products to manufacturers who incorporate those types of integrated circuits into their products.

In 2000 and the first nine months of 2001, we derived a majority of our product revenues from the sale of integrated circuits for DVD and, to a lesser extent, Super Video CD applications. We expect that sales of our products for DVD applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications and to a lesser extent digital audio and video editing applications will also have an impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

We do not operate any manufacturing facilities, and we rely on independent foundries to manufacture substantially all of our products. These independent foundries fabricate products for other companies and may also produce products of their own design. From time to time there are manufacturing capacity shortages in the semiconductor industry. We do not have long-term supply contracts with any of our suppliers, including our principal supplier, Taiwan Semiconductor Manufacturing Company, or TSMC. Therefore, TSMC  and these other suppliers are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

•      frequent new product introductions; and

•      short product life cycles.

Over the long run, we expect to increase our product development expenses, and our future success will depend to a substantial degree upon our ability to develop and introduce, on a timely and cost-effective basis, new and enhanced products that meet rapidly changing customer requirements and industry standards. We may not successfully develop, introduce or manage the transition to new products. Delays in the introduction or shipment of new or enhanced products, lack of market acceptance for such products or problems associated with new product transitions could harm our sales and financial results

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

Competition in the compression technology market has historically been dominated by large companies, such as STMicroelectronics, and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

•      Cirrus Logic (Crystal Semiconductor);

•      Conexant;

•      ESS Technology, Inc.

•      Fujitsu;

•      LSI Logic (including recently acquired C-Cube Microsystems Inc.);

•      Motorola;

•      Sunplus Technology; and

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

During the first nine months of 2001, 91% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a substantial majority of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

Our business and future operating results could be harmed by terrorist activity or armed conflict.

Our business and operating results are subject to uncertainties arising out of possible terrorist attacks on the United States and other regions of the world including locations where we maintain operations and by the potential expansion of armed conflict and potential instability associated with terrorism. Our operations could be harmed due to:

•      disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

•      reduced demand for consumer electronic products due to a potential extension of the global economic slowdown.

•      tightened immigration controls that may adversely affect the residence status of key non-U.S. managers and technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities; or

•      potential expansion of armed conflict in the Middle East which could adversely affect our operations in Israel

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

•      incur large write-offs immediately or in the future.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2000 and December 31, 2000, the closing sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $13.19 to a high of $74.31.  During the first nine months of 2001 the closing sale price ranged from a low of $13.00 to a high of $40.55.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at September 30, 2001, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   No exhibits.

(b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                ZORAN CORPORATION

Date: November 14, 2001	/s/ Karl Schneider
Karl Schneider
Vice President of Finance
And Chief Financial Officer
(Principal Financial and Accounting Officer)