Form 10-K
period 2001-12-31
ZORAN CORP \DE\
filed 2002-04-01
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 0-27246

ZORAN CORPORATION

(Exact Name of registrant as specified in its charter)

DELAWARE	94-2794449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3112 Scott Boulevard, Santa Clara, California 95054
(Address of principal executive offices) (Zip code)

(408) 919-4111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒   NO   ☐

Indicate by `check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10–K.   ☐

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on March 14, 2002, as reported on the Nasdaq National Market, was approximately $693,000,000.  Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of March 14, 2002: 18,178,409

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant’s 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

PART I

This report includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Performance and Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from historical results or those currently anticipated.  In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1.       Business.

Introduction

We develop and market integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital video and audio products for commercial and consumer markets. We also provide complete, copy-ready system reference designs based on our technology that help our customers produce commercial and consumer products more quickly and cost-effectively. Our integrated circuits are used in a variety of products, including digital versatile disc, or DVD, players, filmless digital cameras, professional and consumer video editing systems and digital speakers and audio systems.

We were incorporated in California in December 1981 and reincorporated in Delaware in November 1996. Our corporate headquarters are located at 3112 Scott Boulevard, Santa Clara California 95054, and our telephone number is (408) 919-4111. Our website can be found at www.zoran.com.

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

To drive the implementation and speed the adoption of products based on digital formats, industry participants organized committees to define international compression standards. The principal standards in use today include:

•                  The Joint Photographic Experts Group, or JPEG, standard for the high quality compression of still images and the real-time, low-cost compression and decompression of moving images;

•                  The MPEG 1 standard, adopted by the Moving Pictures Experts Group, or MPEG, for the compression of both audio and video data at the high compression ratios necessary for the limited storage capacity of the CD-ROM format;

•                  The MPEG 2 standard, subsequently adopted by the Motion Pictures Expert Group, for the compression of both audio and video data, designed to provide improved quality in broadcast and video playback applications;

•                  The MPEG 4 standard is an extension of MPEG 1 and MPEG 2 that provides the ability to view, access and manipulate objects rather than pixels, which is especially significant in video streaming, digital television, module multimedia and video game applications; and

•                  Dolby AC-3, also known as Dolby Digital, developed by Dolby Laboratories, an industry standard for the compression of audio for use in multi-channel digital surround sound systems.

These industry standard techniques have enabled the dramatic growth in a variety of digital multimedia markets, including:

•                  DVD Players. DVD players use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback than is possible with VCR or video CD technology. According to Cahners In-Stat Group, a market research firm, worldwide sales of DVD players are expected to grow from 2.4 million units in 1998 to 71.1 million units in 2005, a compounded annual growth rate of 62.3%.

•                  Filmless Digital Cameras. Filmless digital cameras use JPEG compression technology to capture high resolution images that can be viewed, edited and stored on a computer system and transmitted over telephone lines and computer networks. According to Cahners In-Stat Group, sales of megapixel digital cameras are expected to grow from 3.6 million units in 1998 to 40.8 million units in 2004, a compounded annual growth rate of 49.9%.

•                  PC Video Systems. JPEG-based PC video systems are used to capture and “cut and paste” video sequences and add special audio and video effects.  The growth in the desktop video editing market has slowed  in recent years. However, according to Cahners In-Stat Group, the demand for PC TV tuners that incorporate universal serial bus, or USB, connectors is expected to grow from 186,000 units in 2000 to 5.8 million units in 2005, a compound annual growth rate of 99.0%.

•                  Digital Audio Systems. Dolby Digital and other audio compression techniques are used in multi-channel surround sound products including movie theater sound systems, audio/video receivers and digital speakers. According to data gathered from Cahners In Stat Group, the demand for digital audio systems is expected to grow from 980,000 units in 2000 to 9.5 million units in 2005, a compounded annual growth rate of 57.6%.

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

The Zoran Solution

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video and audio applications. We were a pioneer in the development of high performance digital signal processor products, and have developed expertise in digital signal processing, integrated circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solution are:

Standards-Plus Methodology. We have leveraged our broad multi-disciplinary expertise and proprietary digital signal processing and compression technologies to develop what we refer to as “standards-plus” solutions. We have enabled OEMs to improve image and sound quality and deliver superior products to end users by adding more features around compression standards, such as more efficient use of memory, processing and communication resources, as well as audio and image enhancement algorithms. We have also provided OEMs the ability to include OEM-programmable effects, as well as variable compression ratios for video. These “standards-plus” features allow our customers to differentiate their products from those of their competitors.

Expandable and Programmable Architecture. We design our integrated circuits to enable easy adaptation for a broad range of specific applications. We can vary the architecture of our chips by adding or deleting modules, and we can also modify the software embedded in the chips themselves to address specific applications. We also license ready-to manufacture “cores”—building blocks of integrated circuits—that can be integrated into our customers’ chips. Combined with the enhanced functionality of our “standards-plus” technology, our expandable and programmable architecture facilitates product design, upgrades and customization, substantially accelerating our customers’ time to market with differentiated products.

Integrated System Solutions. We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers’ total system cost can be reduced and they can concentrate on differentiating their products from those of their competitors. For example, we introduced the Camera On A CHip, or COACH, which includes most of the electronics of a filmless digital camera. We also offer the CMOS sensor that is tightly integrated with COACH. By delivering a camera on a chip with the CMOS sensor, we enable our customers to reduce the costs of their products and focus on providing products that meet the needs of their end users.

Cost-Effective Products. We focus on reducing the feature size, power requirements and number of integrated circuits necessary to perform required system functions, including compression functions. This reduces our customers’ manufacturing costs for their products which incorporate our integrated circuits, and also reduces the operating costs for these products, enabling the use of our products in a broader range of high volume applications. The modular nature of our architecture reduces our new product development costs, and enables our design engineers to meet our customers’ new product specification and cost parameters.

Copy-Ready System Reference Designs. We provide our customers with a broad range of engineering reference boards and products complete with device driver software, embedded software and detailed schematics. These products substantially shorten our customers’ product design time.

Strategy

We provide cost-effective, high-performance digital audio and video solutions addressing selected high-growth applications enabled by compression in evolving multimedia markets. Key elements of our strategy include:

Focus On High-Growth Applications. Our strategy is to focus on providing digital video and audio solutions for emerging high-growth consumer electronics, PC and communications applications. Our current focus markets include DVD players, filmless digital cameras, professional and consumer video editing systems and digital speakers and audio systems.

Leverage Existing Technology and Expertise. We intend to continue to identify those markets that we believe have the highest growth potential for our products and to actively pursue those markets. Our proprietary digital signal processing and compression technologies can be used to serve emerging markets for digital video and audio. Potential markets include Internet audio and video appliances, digital television and television set-top boxes, as well as personal digital video and audio devices.

Further Penetrate Key International Markets. In 1998, we opened an office in Shenzhen, China. During 2000, we opened offices in Taiwan and Japan. In 2001, we opened offices in Korea and Hong Kong. We believe that by opening these offices we will be able to better provide sales, marketing, and applications support for these growing consumer electronics markets.

Extend Technological Leadership. Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio and video. For example, our proprietary bit rate control technology has helped us provide reliable and inexpensive JPEG-based video compression, and our proprietary Virtual Multi-Channel Digital, or VMD, technology enables high-quality surround-sound effects from two low-cost audio speakers, rather than the four or five speakers required by other technologies. During 2000, we acquired PixelCam Inc., which enabled us to develop a competitive advantage by combining our Camera On A Chip, or COACH, processor with PixelCam’s CMOS sensor, providing a more integrated system. Furthermore, during 2000 we acquired Nogatech Inc., which provided us with low cost PC connectivity and MPEG-4 technologies.  We intend to continue to invest in our own research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

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

Video CD players are essentially CD audio players with MPEG 1 decoders and a video output. Video CD players offer video playback of near-VCR quality and two-channel stereo audio playback. Compression enables 60 to 70 minutes of video to be stored on a single CD. Video CD players can also play karaoke titles and were particularly popular in China, although we believe that the volume for these players have declined. We formerly sold MPEG 1-based products to manufacturers of stand-alone video CD players but are no longer selling these products for this market.

In 1998, the Chinese government adopted the Super Video CD standard. By utilizing MPEG 2 compression technology as well as graphics, Super Video CD offers substantially higher audio and video quality than is possible with a video CD player. The Super Video CD standard that replaced video CD in China is, in turn, being replaced by DVD players.

DVD players, the latest generation of video playback systems, use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with VCRs, Video CD or Super Video CD players. DVD players are sold as stand-alone products and are now also being bundled with other functions including DVD+VCR combinations, DVD-Receivers and DVD+TV combinations. In addition, the DVD player can act as a platform for connecting digital cameras so that the player becomes the playback mechanism for digital still images. DVD players are also included in place of CD-ROM drives in some newer PCs, where they are referred to as DVD-ROMs. DVD-ROMs are also sold as upgrade products. The growth in the DVD market is demonstrated by the rapidly growing sales of DVD players, the increasing number of models and manufacturers, and the increasing number of DVD titles available for purchase and rent.

Filmless Digital Cameras

Filmless digital cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color printers. In addition, digital cameras can be connected directly to a PC for downloading of pictures and to a television for displaying pictures. The original digital cameras were developed for the professional market and currently sell at prices of $3,000 to $10,000. As technology has advanced and manufacturing costs have decreased, digital cameras for the consumer market have been introduced in the $69 to $1,000 price range. Compression technology has also enabled the development of digital video security cameras and low cost digital video cameras for use with PCs.

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

PC Video Systems

Historically, professional video editing systems were comprised of expensive pieces of analog audio and video equipment. Compression technology allows digital video images to be stored in a computer’s memory in sufficient volume to enable capture and “cut and paste” editing to be performed through random access to stored images. As the cost of compression technology has declined, a number of manufacturers have designed low cost digital video capture and editing systems that run on PCs, creating a new category of users in the corporate, education and government markets.

The availability of universal serial bus, or USB, connectors on most PCs currently being manufactured creates an opportunity for the development of low-cost external video capture and editing accessories that can be easily installed by consumers. We believe that enhanced support of video in consumer PCs, and the growing popularity of wideband Internet services will open new opportunities for video capture and sharing applications on the PC and will increase the popularity of such products.

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

Zoran JPEG Technology. Our JPEG technology incorporates a proprietary bit rate control algorithm that enables our JPEG-based products to compress any image to a predetermined size while optimizing video quality using pre-selected parameters. Without this feature, the JPEG compression process results in compressed data files of various sizes based on the actual content of the original image given a constant degree of compression. An image with large amounts of visual detail will generate a larger data file than that generated from an image with less detail. Performance of many video applications is hampered by variability in the size of the compressed images in a video sequence, which can result in inefficient use of available memory, bus speed or communication channel capacity or even the loss of images. Our bit rate control is a “standards-plus” solution that uses real-time digital signal processing algorithms to optimize video quality based on pre-selected parameters, which can be programmed by OEMs, without the loss of any image or video frame. Our bit rate control has been incorporated in our JPEG-based devices that are used in video editing systems, filmless and tapeless digital cameras, color scanners, PC-based security systems, video conferencing and other applications. Other features of our JPEG-based products include their ability to handle a wide range of compression ratios, to perform a “lossless” compression algorithm in the same JPEG device, to rapidly scan or browse a large number of images and utilize advanced image processing algorithms that enable bit rate control of USB data, vertical blank interval detection, infrared remote control detection and scene analysis for computer control applications. We implement these functions in a single integrated circuit while we believe most other manufacturers either offer fewer functions or require multiple chips, resulting in higher manufacturing costs and greater power consumption.

CMOS  Sensor Technology. With the widespread availability of inexpensive complementary metal oxide semiconductor, or CMOS, fabrication facilities, image sensor designers are now able to offer a single chip solution to perform the “light-to-bytes” function at a quality level that is competitive with the long established charge coupled device, or CCD, sensor technology, but with far greater operational flexibility and at much lower power consumption. CMOS sensors can scan in a variety of modes and directions and perform analog-domain pre-processing of the signal which may be advantageous from a system perspective. Although the greater pixel circuit complexity results in a larger imager today, progress is being made to both reduce the geometry of the pixel and use more aggressive design rules. The result will be a sensor which provides both cost reduction and performance enhancement paths to the system designer over the traditional CCD-based solution.

Zoran CMOS Sensor Technology. The PixelCam ZR32112 and ZR32212 are high performance 1.3 megapixel CMOS image sensors that are ideal for digital still and video imaging products. Using our proprietary Distributed-Pixel Amplifier design, the pixel response is independent of its distance from each column’s CDS circuitry. This unique architecture results in an extremely uniform pixel array with low fixed-pattern noise without the need for off-chip background frame subtraction circuitry. The bank of analog front-end circuits quantizes each pixel to 10 bit resolution. This highly parallel approach eases speed requirements on individual analog circuits and reduces overall power consumption. Separate programmable red, green and blue PGA circuits enable analog-domain color balance. The flexibility of these sensors’ output image format permits the tradeoff between resolution and frame rate. The image output may also be horizontally “mirrored” and vertically “flipped”.

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

MPEG 4 builds on the experience of the MPEG 1 and MPEG 2 standards, which are currently used in digital video applications. MPEG 4 is rich in features, and can be customized to serve the needs of specific industries while preserving a high level of interoperability across a variety of applications. It allows a new level of interaction with visual content, providing the ability to view, access and manipulate objects rather than pixels. MPEG 4’s impact is especially significant in video streaming, digital television, mobile multimedia and game applications

Zoran MPEG Technology. Beginning in 1997, we established ourselves as a leading provider of MPEG 2 technology for DVD and Super Video CD applications. We introduced the first DVD decoder device integrating digital video with multi-channel digital audio and programmable audio effects for use in DVD players. We also introduced new MPEG compression chip cores that can be integrated into chips manufactured by OEM customers, enabling these customers to reduce the cost of custom chip design and accelerate the time-to-market of their products.

Audio Technology

The Dolby Digital Standard. In 1992, Dolby Laboratories launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby’s Pro-Logic analog technique for use in multi-channel digital surround sound systems. It is currently used in movie theaters comprising over 24,000 screens worldwide and is also used in home theater and computer multimedia applications. Digital compression of audio data allows the storage of full quality multi-channel audio playback in the limited space allocated for audio in video-oriented formats. It also facilitates the seamless integration of sound with compressed video. The Dolby Digital audio compression standard is currently the principal audio compression technique used in DVD players. Dolby Digital has also been adopted as a standard for use in high-definition television and digital cable systems.

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

Products

Our multimedia product line consists of four principal product families:

•                  DVD—video and audio decompression products based on MPEG, Dolby Digital and DTS;

•                  Filmless Digital Cameras—video compression and decompression products based on JPEG technology and CMOS sensors;

•                  PC Video—video compression and decompression products based on JPEG technology and USB multimedia controllers; and

•                  Digital Audio—audio decompression products for use in products using MPEG, Dolby Digital, DTS, MLP, MP3 and other audio technologies.

The following table lists our principal multimedia integrated circuits currently in production, including the months in which initial production units were first made available to customers:

PRODUCT FAMILY	PRODUCTS	INITIAL COMMERCIAL SHIPMENT	PRINCIPAL APPLICATIONS
DVD	Vaddis DVD decoder (ZR36700)	December 1997	DVD players
	Vaddis III Integrated DVD decoder (ZR36710)	August 1998
	Vaddis IV Integrated DVD decoder (ZR36730)	June 1999
	Vaddis IV-LC Integrated DVD decoder (ZR36732)	November 2000
	Vaddis V Integrated DVD decoder (ZR36750)	May 2001
Filmless Digital Cameras	Filmless digital camera processor—COACH (ZR36400)	February 1999	Filmless digital cameras, security
	Filmless digital camera processor—COACH-XL (ZR36410)	March 2000
	Filmless digital camera processor—COACH-LC (ZR36420)	March 2000
	CMOS sensor (ZR32112)	July 2000
	CMOS sensor (ZR32212)	February 2001
PC Video	JPEG codec (ZR36050)	April 1993	PC video editing, office automation
	Integrated converter (ZR36016)*	February 1995	Color scanners and printers
	JPEG codec (ZR36060)	February 1997	PC video editing, security
	JPEG PCI multimedia controller (ZR36067)	September 1997	PC video editing
	USB multimedia controller (ZR36503)	June 1998	PC-TVs, PC digital cameras, video capture devices
	USB multimedia controller (ZR36504)	December 1999	PC-TVs, PC digital cameras, PC set-top boxes, cable modems
Digital Audio	6-channel Dolby Digital decoder (ZR38500)	December 1994	Home theater
	Programmable Digital audio processor (`ZR38601)	December 1998	Digital speakers for home theater, computers and gaming consoles
	Multi-standard Programmable Digital audio processor (ZR38650)	December 1998	Audio/video receivers, 3D headphones

*   Designed and manufactured by a third party and sold by us under our name pursuant to a non-exclusive license. See “Proprietary Rights and Licenses.”

DVD. Our Vaddis decoders perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DTS and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis has additional computation power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers and the Vaddis. The Vaddis IV incorporates a more powerful audio digital signal processor that enables the support of advanced audio algorithms like MPEG 5.1, DTS and audio DVD, which are needed in today’s DVD player systems. The Vaddis V integrates the host controller and incorporates DVD audio and progressive scan output features that are part of current high-end DVD player systems. Vaddis decoders are being used in DVD players manufactured by Sharp, Toshiba and others. We provide full reference designs of DVD players, based on our Vaddis chips, that help our customers accelerate their time to market for their players.

Filmless Digital Camera Products. Our JPEG technology is used in filmless digital cameras. In September 1999, we introduced the Camera On A CHip, or COACH—an integrated system on a chip solution that includes most of the electronics of a filmless digital camera. The COACH can be connected directly to a high-resolution (up to 4 mega pixel) CCD or CMOS sensor, process the video information in real time, compress the captured image in real time to a flash memory, interface an LCD or micro display and interface to all types of flash memory. Among the unique capabilities of the COACH is the ability to transfer in real-time, over a USB bus, high quality video to the PC and thus serve also as a PC video camera. The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH is supplemented by full filmless digital camera reference designs, “Cam ON” and “Cam Mini,” shortening the time to market for COACH customers. Our PixelCam CMOS sensor products currently deliver CCD image quality with 1.3 megapixel resolution at one-quarter the power dissipation and twice the integration level of CCD sensors. The sensor’s architecture is scalable, which will enable higher resolution product offerings as the digital camera OEM’s needs change. These products also offer the digital camera manufacturer longer battery life and reduced “time to next shot”.

PC Video Products. Our ZR36050 and ZR36060 codecs are compression/decompression devices used for real time encoding and decoding of JPEG video for editing applications. They are fully compliant with JPEG standards. The ZR36050 and ZR36060 utilize our proprietary bit rate control technology for high quality video capture. The ZR36050 also features a unique, embedded, “lossless” mode that allows customers to elect to use low compression ratio techniques that result in no data loss for applications where quality is the primary consideration. The ZR36050 and ZR36060 can be installed in a chipset that includes the ZR36067 motion controller for PCI board implementation or pre/post-processing devices such as the ZR36016 integrated color space/raster-to-block converter. The ZR36060 integrates the functions of the ZR36050, ZR36015 and an additional SRAM device in a single chip. The ZR36067 is a PCI motion JPEG controller targeting consumer-priced but professional quality desktop PCI video editing systems. The ZR36503 is a video chip for video communication across the USB channel to the PC. The ZR36504 chip incorporates video, audio and data streaming into a single chip for video, audio and data transfer across the USB channel to the PC.

Digital Audio Products. The ZR38601, a single-chip digital audio processor designed to support the PC and home theater digital speaker market, takes advantage of most of the advanced audio algorithms included in our Silicon Software library. Its eight channel output architecture supports the latest home theater applications, including Dolby Surround EX 6.1 channel sound. The ZR38601’s ability to accept six individual channels of audio input also makes it the ideal processor for today’s four channel Direct Sound computer games. The ZR38650, a true multi-standard digital audio processor, takes advantage of our complete Silicon Software library. It is designed to support the large mid and low range audio/video receiver market, while providing features previously available only on more expensive models.

Integrated Circuit Cores. We offer multimedia integrated circuit, or intellectual property ("IP"), cores which can be incorporated into our customers’ chips. For example, Zoran licenses a video decoder IP core for conversion of an NTSC, PAL, or SECAM TV signal into a format that allows the information in the TV signal to be displayed on a TV monitor. This IP Core enables the integration of TV functionality into ICs for LCD panels, LCD-TVs, Plasma Display TVs, set-top boxes, Digital TVs (“DTVs”), projector systems, PC video capture and other applications. Our video encoder IP cores perform the reverse function, converting component video data into an NTSC, PAL or SECAM TV signal. This IP core has applications in ICs for graphics display, set-top boxes, digital cameras, DTVs, DVD players, gaming systems and other applications.

conversion of various digital video formats for display on televisions and PC monitors, and can be integrated into graphics integrated circuits, digital televisions, television set-top boxes and digital cameras.

Customers

The following table lists representative customers, as well as other OEMs who purchase our products through our distributors. Each of these customers and OEMs purchased, directly or indirectly, at least $100,000 of our products from January 1, 2001 through December 31, 2001:

PRODUCT FAMILY	DIRECT CUSTOMERS		OTHER OEMs
DVD

Alco Electronics LTD.
Amoisonic Electronics Co.,LTD.
Edge Electronics Inc.
Fly Ring Digital Technology
FM COM Corp.
Fujifilm
Jiangsu Hongtu High Technology
Marketa Semiconductor
Newell Hong Kong
Optomedia Electronics Corp

Sanyo Electric
Shanghai World Trade Dev. Co.
Shenzhen Bao Tong Electronic
Shenzhen J&S Industrial Co.
Sinoglobal Technology Inc.
Tomen Electronics Corp.
Topas Electronic
World Trade Electronics
Zhongshan Kenloon Lighing Co.

Orion Quisheng Sharp Toshiba

Digital Audio	Altec Lansing ATL Electronics CET LTD.	Newell Hong Kong Recoton

PC Video	Alcom Electronics Amega Group Limited ATD Electronique ATI Technologies LTD. Belkin Components China Metal Products Co.Ltd. CSE Co. LTD. Dazzle, Inc. Edge Electronics Inc. Optibase LTD.	Pinnacle Systems Q.S.R. LTD. SCI Manufacturing Inc. SCM Microsystems Sinoglobal Technology Inc. Tomen Electronics Corp. Topas Electronic USC Corporation Xanbo Inc.	Avid Lucent Technologies Silicon Graphics

Filmless Digital Cameras	Kinpo Electronics Ltd. NuCam Corporation Primax Electronics Ltd. Samsung Techwin Co. LTD.	Silent Witness Sinoglobal Technology Inc. Tomen Electronics Corp.	Minolta Ricoh

Fujifilm purchases our products primarily as a distributor and resells these products, in many cases under its own trade name. Fujifilm acts as our primary distributor in Japan and accounts for most of our product sales in Japan.

During 2000, sales to Fujifilm accounted for 25.2% of our total revenues, including 27.5% of product sales. During 2001, sales to Fujifilm accounted for 29.2% of our total revenues, including 30.6% of product sales. In addition, sales to Fly Ring Digital Technology during 2001 accounted for 12.0% of our total revenues, including 12.9% of product sales.  During 2000, our four largest customers accounted for 45.4% of our revenues, and during 2001, our four largest customers accounted for 56.3% of our revenues.

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

We have historically generated a significant percentage of our total revenues from development contracts with our strategic partners. These development contracts provide that we will receive payments upon reaching certain development milestones and that we will retain ownership of the intellectual property developed. Development contracts have enabled us to fund portions of our product development efforts, to respond to the feature requirements of our customers, to accelerate the incorporation of our products into our customers’ products and to accelerate the time-to-market of our customers’ products. We are currently developing new integrated circuits based on MPEG and Dolby Digital compression standards pursuant to a development contract with Fujifilm, under which Fujifilm is providing a portion of the development funding. Fujifilm has participated directly in product definition for these development programs and has the right to sell resulting products in Japan under its distribution agreement with us. Fujifilm also has the right to manufacture a portion of our requirements for which it has contributed significant funding.

We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation. These organizations fund up to 50% of incurred project costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. Total grants earned in 1999 were $484,000, and in 2000 were $333,000. In 2001 we did not receive any grants from these organizations. The terms of Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist. We are currently engaged in the development of improvements to our Camera On A CHip, or COACH, technology under grant from the Chief Scientist. Although we have received grants from the Chief Scientist and the Foundation in the past, we intend to fund future research and development efforts for new products primarily from our own funds and through research and development arrangements with our major OEM customers.

As of December 31, 2001, we had a staff of 118 full-time and 33 part-time research and development personnel, 138 of whom are based in Israel.

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

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 14-person direct sales staff, of whom four are located in the United States and ten are located internationally. Our United States sales staff is primarily responsible for sales in North

America, South America and Asia, and our Israeli sales staff is primarily responsible for sales in Europe and the Middle East. In addition, we sell our products indirectly through 23 commissioned sales representatives as well as selected distributors. We typically warrant our products for a 12-month period. To date, we have not experienced material product returns or warranty expense.

We have opened offices in other parts of the world in order to better address specific markets. During 1998, we opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets. During 2000, we opened an office in Taipei, Taiwan in an effort to better address the digital camera market. As of December 31, 2001, we had a staff of 24 employees in our China office and 8 employees in our Taiwan office, including sales, applications and customer support employees. In addition, in 2001 we opened offices in Hong Kong and Korea. At December 31, 2001 we had a staff of three in each location. These offices also provide sales, applications and customer support.

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

We sell our DTS Technology-based products under a non-exclusive license from DTS Technology LLC to sell products that incorporate the DTS algorithm. We are not required to pay royalties to DTS Technology under this agreement. Our customers enter into license agreements directly with DTS, pursuant to which they pay royalties to DTS. Under our agreement with DTS, we may sell our DTS-based products only to customers who are licensees of DTS. The failure or refusal of potential customers to enter into license agreements with DTS in the future could harm our sales.

Backlog

Sales of our products are made pursuant to firm purchase orders. However, sometimes we allow customers to cancel or reschedule deliveries. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products ordered as a result of changes in customers’ requirements and manufacturing availability. Our business is characterized by short lead times and quick delivery schedules. As a result of these factors, we do not believe that backlog at any given time is a meaningful indicator of future sales.

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

Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC is currently manufacturing our DVD, audio, JPEG and some of our digital camera products. In addition, Fujifilm and National Semiconductor manufacture some integrated circuit products for us. Fujifilm is currently manufacturing our JPEG codec, our JPEG-based converter products and our MPEG 1 decoder. National Semiconductor manufactures some of our digital camera products. Hyundai and Fujitsu manufacture our USB multimedia controller chips. Our independent foundries fabricate products for other companies and may also produce products of their own design.

All of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.18 micron to 0.8 micron feature sizes. All of our semiconductor products are currently being assembled by one of five independent contractors, ASE, Amkor, ASAT, Kyocera or Vate, and tested by those contractors or other independent contractors.

Our ZR36050 JPEG codec was developed jointly with Fujifilm and is currently manufactured by Fujifilm pursuant to an agreement that grants Fujifilm the right to manufacture up to 80% of our requirements for this product subject to Fujifilm’s ability to manufacture the product on substantially the same or better terms and conditions as we could obtain from a third party. This agreement also grants Fujifilm marketing rights in Japan with respect to these products. See “Sales and Marketing.”

We currently purchase products from all of our foundries under individually negotiated purchase orders. Our agreement with Fujifilm entitles us to obtain wafer foundry services from Fujifilm on most favored pricing and availability terms, subject to Fujifilm’s technological capabilities and reasonable limitations as to quality and delivery terms requested by us.

We do not currently have a long-term supply contract with TSMC, and therefore TSMC is not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

Competition

Our existing and potential competitors include many large domestic and international companies that have substantially greater resources in the areas of:

•                  finance;

•                  manufacturing;

•                  technology;

•                  marketing; and

•                  distribution.

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. In the market for JPEG-based products for desktop video editing applications, our principal competitors are Divio and Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Motorola, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. C-Cube, now part of LSI Logic, ESS,  LuxSonor, Matsushita, National Semiconductor,  STMicroelectronics, Sony and Winbond have introduced integrated audio and video devices for DVD and Super Video CD applications. These manufacturers, as well as others, are licensed by Dolby to incorporate Dolby Digital technology in their products. In addition, some manufacturers, including Sony, incorporate compression technologies other than Dolby Digital in audio products that compete with products using our integrated circuits. In the markets for JPEG-based products for use in filmless digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, Atmel, Omnivision, Sunplus and Texas Instruments. Motorola is providing CMOS sensor products. In the market for MPEG-based chip core products, our principal competitors are David Sarnoff Research Center and SICAN Microelectronics.

We believe that our ability to compete successfully in the rapidly evolving markets for high performance audio and video compression technology depends on a number of factors, including:

•                  price, quality, performance and features of our products;

•                  the timing and success of new product introductions by us, our customers and our competitors;

•                  the emergence of new industry standards;

•                  our ability to obtain adequate foundry capacity;

•                  the number and nature of our competitors in a given market; and

•                  general market and economic conditions.

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

We sell our Dolby Digital-based products under a perpetual non-exclusive license from Dolby which permits us to incorporate the Dolby Digital algorithm into our products. Our customers enter into license agreements with Dolby pursuant to which they pay royalties directly to Dolby. Under our agreement with Dolby, we may sell our Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for our Dolby Digital-

based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our business. We sell our DTS Technology-based products under a non-exclusive license from DTS Technology LLC to sell products that incorporate the DTS algorithm. We are not required to pay royalties to DTS under this agreement. Our customers enter into license agreements directly with DTS, pursuant to which they pay royalties to DTS. Under our agreement with DTS, we may sell our DTS-based products only to customers who are licensees of DTS. The failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our sales.

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

Employees

As of December 31, 2001, we had 258 full-time and 46 part-time and contract employees, including 118 full-time and 33 part-time and contract employees primarily involved in research and development activities, 104 in marketing and sales, 31 in finance and administration and 18 in manufacturing control and quality assurance. We have 141 full-time employees and 38 part-time and contract employees based in Israel, including 138 employees who are primarily involved in engineering and research and development. We have 77 employees at our facilities in Santa Clara, California. The remaining employees are located in our international offices in Canada, Japan, China, Taiwan, Hong Kong and Korea. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 2.    Properties.

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 24,000 square feet of leased space in Santa Clara, California under a lease expiring in March 2003. Our principal research and development and engineering facilities and the balance of our administration, marketing and sales operations are located in approximately 20,000 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in 2005 and approximately 3,000 square feet of leased space in Kfar Saba, Israel under a lease expiring in 2003. The aggregate annual gross rent for our facilities was approximately $1,531,000 in 2001. We also lease sales offices in Tokyo, Japan, Taipei, Taiwan, and Shenzhen, China. See Note 6 of Notes to Consolidated Financial Statements. In addition, at the beginning of 2001 we opened offices in Hong Kong and Korea. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.    Legal Proceedings.

We are not a party to any pending legal proceedings which we believe will materially affect our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

Executive Officers

The names of our executive officers and their ages as of December 31, 2001 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	56	President, Chief Executive Officer and Director
Camillo Martino	39	Executive Vice President and Chief Operating Officer
Isaac Shenberg, Ph.D	50	Senior Vice President, Business and Strategic Development
Karl Schneider	47	Vice President, Finance and Chief Financial Officer

Levy Gerzberg was a co-founder of Zoran in 1981 and has served as our President and Chief Executive Officer since December 1988 and as a director since 1981. Dr. Gerzberg also served as our President from 1981 to 1984 and as our Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to co-founding Zoran, Dr. Gerzberg was Associate Director of Stanford University’s Electronics Laboratory. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

Camillo Martino joined Zoran as Executive Vice President and Chief Operating Officer in August 2001. From January 2001 through July 2001, Mr. Martino served as Chief Executive Officer of Merinta Inc., a subsidiary of Boundless Corporation, engaged in the business of delivering integrated Linux-based internet appliances solutions to network operators.  Mr. Martino served as Marketing Director for National Semiconductor from May 2000 to December 2000. From February 2000 to May 2000, he served as Vice President & General Manager — International Operations for Netpliance Inc., an internet appliance company. From January 1997 through February 2000, Mr. Martino served in various director of marketing positions for National Semiconductor. Mr. Martino holds a M.S. in Digital Communications from Chisholm Institute of Technology and a B.S. in Electrical Engineering from the University of Melbourne.

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

PART II

Item 5.       Market for the Registrant’s Common Stock and Related Stockholder Matters.

We effected our initial public offering of our common stock on December 15, 1995.  Since that date, our common stock has been quoted on the Nasdaq National Market under the symbol “ZRAN.” The following table sets forth the high and low closing sales price of our common stock as reported on The Nasdaq National Market for the periods indicated:

2000:	High	Low
First Quarter	$74.31	$45.19
Second Quarter	$68.50	$33.50
Third Quarter	$70.06	$39.69
Fourth Quarter	$51.50	$13.19

2001:
First Quarter	$22.19	$13.00
Second Quarter	$29.72	$14.50
Third Quarter	$40.55	$17.10
Fourth Quarter	$38.13	$20.52

As of December 31, 2001, there were 290 holders of record of our common stock.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:
Product sales	$100,012	$67,782	$52,887	$33,465	$32,717
Software, licensing and development	7,697	11,889	8,787	10,760	12,210
Total revenues	107,709	79,671	61,674	44,225	44,927

Costs and expenses:
Cost of product sales	64,740	37,993	28,523	19,036	16,032
Research and development	23,210	18,628	12,651	13,548	13,787
Selling, general and administrative	21,330	19,148	14,251	11,551	11,209
Amortization of goodwill and write-off of acquired in-process research & development	43,233	31,769	—	—	—
Total costs and expenses	152,513	107,538	55,425	44,135	41,028

Operating income (loss)	(44,804)	(27,867)	6,249	90	3,899
Interest and other income, net	10,004	9,229	1,585	1,071	1,258
Income (loss) before income taxes	(34,800)	(18,638)	7,834	1,161	5,157
Provision for income taxes	1,265	1,970	1,175	232	928
Net income (loss)	$(36,065)	$(20,608)	$6,659	$929	$4,229
Basic net income (loss) per share(1)	$(2.07)	$(1.37)	$0.61	$0.09	$0.45
Diluted net income (loss) per share(1)	$(2.07)	$(1.37)	$0.54	$0.08	$0.38
Shares used to compute basic net income (loss) per share(1)	17,460	15,070	10,844	10,042	9,412
Shares used to compute diluted net income (loss) per share(1)	17,460	15,070	12,249	11,119	11,072

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and short-term investments	$110,105	$175,638	$145,632	$19,175	$22,376
Working capital	130,777	197,719	157,583	30,830	28,582
Total assets	331,344	359,466	182,468	49,170	50,944
Accumulated deficit	(94,190)	(58,125)	(37,517)	(44,176)	(45,105)
Total stockholders’ equity	297,838	331,454	163,445	36,186	34,286

(1)        See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income (loss) per share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies. We are also a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require us to use our best efforts to achieve specified results and require us to pay royalties at rates of 3% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. We believe that significant investments in research and development are required for us to remain competitive and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

Our selling, general and administrative expenses consist primarily of employee-related expenses, royalties, sales commissions, product promotion and other professional services. We expect that selling, general and administrative expenses will continue to increase to support our anticipated growth.

We conduct most of our research and development and certain sales and marketing and administrative operations in Israel through our wholly-owned Israeli subsidiary. As a result, some of our expenses are incurred in New Israeli Shekels. To date, substantially all of our product sales and our development and licensing revenue have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. We expect that most of our sales and costs of sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations. We may in the future elect to take action to reduce our foreign exchange risk.

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israeli subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2002 and 2020, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2003.

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

In June 2000, we acquired PixelCam, Inc., a manufacturer of megapixel CMOS image sensors, in exchange for 370,832 shares of our common stock and options to purchase 4,168 shares of our common stock with an aggregate value of $24.6 million. The acquisition was accounted for under the purchase method of accounting. See Note 11 of Notes to Consolidated Financial Statements.

On October 26, 2000, we acquired Nogatech Inc., a provider of chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in exchange for 2,534,599 shares of our common stock and options to purchase 168,472 shares of our common stock with an aggregate value of $163.6 million. The acquisition was accounted for under the purchase method of accounting. See Note 11 of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including bad debts, inventories, investments, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  We recognize development revenue using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. These estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made.

•                  Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Actual demand and market conditions may be different from those projected by our management. This could have a material effect on our operating results and financial position.

•                  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                  We hold minority interests in companies having operations or technology in areas within our strategic focus. At December 31, 2001 these investments totaled $3.6 million. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. We assess the value of this investment principally by using information acquired from the investee, including historical and projected financial performance and recent funding events. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value thereby possibly requiring an impairment charge in the future.

•                  We evaluate the recoverability of our property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This standard requires recognition of impairment of long-lived assets in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

•                  We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. In the event actual results differ from these expectations then the resulting impact to income would be assessed in the period such determination was made.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product sales	92.9%	85.1%	85.8%
Software, licensing and development	7.1	14.9	14.2
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	60.1	47.7	46.3
Research and development	21.6	23.4	20.5
Selling, general and administrative	19.8	24.0	23.1
Amortization of goodwill and write-off of acquired in-process research & development	40.1	39.9	—
Total costs and expenses	141.6	135.0	89.9

Operating income (loss)	(41.6)	(35.0)	10.1
Interest and other income, net	9.3	11.6	2.6
Income (loss) before income taxes	(32.3)	(23.4)	12.7
Provision for income taxes	1.2	2.5	1.9

Net income (loss)	(33.5)%	(25.9)%	10.8%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.  Total revenues increased by 35.2% to $107.7 million in 2001 from $79.7 million in 2000.  Product sales increased by 47.5% to $100.0 million in 2001 from $67.8 million in 2000. The increase in product sales resulted primarily from increased unit sales of DVD products and to a lesser extent filmless digital cameras. Offsetting these increases somewhat were decreased unit sales for our digital audio and PC video products. Software, licensing and development revenues decreased by 35.3% to $7.7 million in 2001 from $11.9 million in 2000. This decrease was due to a decline in the number and size of significant new licensing contracts, as well as the timing of revenue recognition on a long-term development contract.

Product Gross Margin.   Product gross margin decreased to 35.3% in 2001 compared to 43.9% in 2000.  The decrease was due to a substantial shift in product mix to a higher percentage of lower-margin DVD products, which include CPU companion chips that are sold at low margin, and a shift in customer mix to a lower percentage of direct sales to OEM customers. In addition, we experienced a decline in the average selling price of our older Vaddis III DVD chip that is being phased out as we transition our customer base to our new Vaddis IV Plus DVD chip.

Research and Development.  Research and development (“R&D”) expenses increased by 24.6% to $23.2 million in 2001 from $18.6 million in 2000. Gross R&D expenses increased primarily as a result of our acquisitions of PixelCam and Nogatech in June 2000 and October 2000, respectively and the timing of major project expenses such as tape-outs. R&D expenses in 2001 did not include reimbursements from the Chief Scientist.  For 2000, Chief Scientist reimbursements were $333,000.  R&D expenses decreased as a percentage of total revenues to 21.5% in 2001, compared to 23.4% in 2000 due to the increase in revenue.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses increased by 11.4% to $21.3 million in 2001 from $19.1 million in 2000.  The increase was primarily due to our acquisitions of PixelCam and

Nogatech, and the continued expansion of our presence in the Asia Pacific region including the establishment of offices in Hong Kong and Korea at the beginning of 2001.

Amortization of goodwill and write-off of acquired in-process research and development. The acquisitions of PixelCam and Nogatech resulted in the following charges:

•                  PixelCam: During 2001, we recorded $6.0 million in charges related to the amortization of goodwill associated with our acquisition of PixelCam compared to $3.0 million recorded during 2000.  During 2001, we did not record any charges related to the write-off of in-process research and development associated with the PixelCam acquisition. For 2000 we incurred $6.8 million in charges associated with the write-off of in process research and development.

•                  Nogatech: During 2001, we recorded $36.7 million in charges related to the amortization of goodwill associated with our acquisition of Nogatech compared to $6.8 million recorded during 2000.  During 2001 we did not record any charges related to the write-off of in-process research and development associated with the Nogatech acquisition. For 2000 we incurred $15.1 million in charges associated with the write-off of in process research and development.

The in-process research and development project related to our PixelCam acquisition was completed and we began shipping the resulting product in the third quarter of 2001. The project associated with the acquisition of Nogatech has been delayed due to uncertainty in the market concerning implementation timing of this technology. Completion of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from other companies. Failure to bring related products to market in a timely manner could adversely impact our future sales and profitability. Additionally, the value of the intangible assets acquired may become impaired.

We have not yet completed our assessment of goodwill and other intangibles in accordance with Financial Accounting Standards Board (FASB) Statements Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” (“SFAS 141” and “SFAS 142”). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. Accordingly, our amortization of goodwill expense, which totaled $33.2 million in 2001, will be discontinued in 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment and has six months from January 1, 2002 to complete this task.

Interest and Other Income (Expense), Net.  Net interest and other income increased by 8.4% to $10.0 million in 2001 from $9.2 million in 2000. The increase resulted primarily from increased interest income on higher cash balances following our acquisition of Nogatech in October 2000.

Provision for Income Taxes.  Excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development our estimated effective tax rate remained at 15.0% for 2001 and 2000.

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

Research and Development.  Research and development (“R&D”) expenses increased by 47.2% to $18.6 million in 2000 from $12.7 million in 1999. R&D expenses in 2000 were net of reimbursements in the amounts of $333,000 under product development agreements with the Chief Scientist.  For 1999, Chief Scientist reimbursements were $484,000.  Gross R&D expenses increased primarily as a result of our acquisitions of PixelCam in June 2000 and Nogatech in October 2000 as well as our planned enhancement to our technology and development capabilities.  R&D expenses increased as a percentage of total revenues to 23.4% in 2000, compared to 20.5% in 1999.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses increased by 34.4% to $19.1 million in 2000 from $14.3 million in 1999.  The increase was primarily due to our acquisitions of PixelCam and Nogatech, the continued expansion of our China office and the opening of our Taiwan office.

Amortization of goodwill and write-off of acquired in-process research and development. The acquisitions of PixelCam and Nogatech resulted in the following charges:

•                  PixelCam: During 2000, we recorded $3.0 million in charges related to the amortization of goodwill associated with our acquisition of PixelCam. In addition to the amortization charge, during the second quarter of 2000, we recorded a $6.8 million charge related to the write-off of acquired in-process research and development associated with the PixelCam acquisition. The allocation of $6.8 million of the purchase price to the acquired in-process research and development was determined by identifying the research project for which technological feasibility had not been established at the time of the acquisition and for which no alternative future uses then existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value. The percentage of completion was determined using costs incurred by PixelCam prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. We estimated that, as of the acquisition date, the project was 62% complete and the estimated costs to complete the project were approximately $4.1 million.

•                  Nogatech: During 2000, we recorded $6.8 million in charges related to the amortization of goodwill and other intangibles associated with our acquisition of Nogatech. In addition to the amortization charge, during the fourth quarter of 2000, we recorded a $15.1 million charge related to the write-off of acquired in-process research and development associated with the Nogatech acquisition. The allocation of $15.1 million of the purchase price to the acquired in-process research and development was determined by identifying the research project for which technological feasibility had not been established at the time of the acquisition and for which no alternative future uses then existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value. The percentage of completion was determined using costs incurred by Nogatech prior to the acquisition date compared to the remaining research and development to be completed to bring the project to technological feasibility. We estimated that, as of the acquisition date, the project was 60% complete and the estimated costs to complete the project were approximately $1.2 million.

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

Liquidity and Capital Resources

At December 31, 2001, we had $20.3 million of cash and cash equivalents, $89.8 million of short-term investments and $130.8 million of working capital. In addition, we had $86.1 million of investments in other assets that have maturity dates that are beyond one year.

Our operating activities provided cash of $12.4 million during 2001, primarily due to the net loss adjusted for the non-cash impact of depreciation and the amortization of goodwill and other intangibles associated with our acquisitions of PixelCam and Nogatech during 2000. In addition, an increase in accounts payable and decrease in inventory, partially offset by an increase in accounts receivable, also contributed to the cash provided by operating activities.

Cash used in investing activities was $11.2 million during 2001. Cash used for short-term investments during the year was $6.2 million. Capital equipment expenditures accounted for $3.8 million of the cash used while the purchase of long-term investments used $1.2 million

Cash provided by financing activities was $3.0 million during 2001 and primarily consisted of proceeds from the issuance of common stock under our incentive stock option and employee stock purchase plans of $6.9 million, offset by the repurchase 255,000 shares of our common stock for $3.9 million.

As of December 31, 2001 we are responsible for lease commitments of  $2.9 million associated with our worldwide facilities of which $1.3 million is due in 2002, $649,000 is due in 2003 and $464,000 is due in 2004 and 2005, respectively. In addition, we had inventory purchase commitments of $11.8 million at December 31, 2001.

At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through 2002. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

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

Selected Pro Forma Financial Data

The following pro forma consolidated results of operations do no represent our results of operations or earnings per share information in accordance with accounting principles generally accepted in the United States of America. Pro forma results of operations have been presented, in addition to the actual results, to provide period-to-period comparability of our underlying operating results excluding the following: amortization of goodwill and other intangibles, the write-off of acquired in-process technology, and the amortization of deferred stock-based compensation associated with the acquisition of Nogatech, Inc.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Pro forma net revenues	$107,709	$79,671	$61,674	$44,225	$44,927

Pro forma income (loss) from operations	$(1,571)	3,902	6,249	90	3,899

Pro forma net income	7,168	11,161	6,659	929	4,229

Pro forma net income per share:
Basic	0.41	0.74	0.61	0.09	0.45
Diluted	0.39	0.68	0.54	0.08	0.38

Future Performance and Risk Factors

The Company’s future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

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

•                  the level of market acceptance of new and enhanced versions of our products and our customers’ products;

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

•                  other conditions affecting the timing of customer orders; or

•                  a downturn in the markets for our customers’ products, particularly the consumer electronics market.

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

In 2000 and 2001, we derived a majority of our product revenues from the sale of integrated circuits for DVD and, to a lesser extent, Super Video CD applications. We expect that sales of our products for DVD applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications and to a lesser extent digital audio and video editing applications will also have an impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

Our customers experience fluctuating product cycles and seasonality, which causes our sales to fluctuate.

Because the markets our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventory of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both mature products and replacement products. A delay in the customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the fourth calendar quarter represents a disproportionate percentage of sales for our customers due to the holiday period, and therefore a disproportionate percentage of our sales. We expect these sales fluctuations to continue for the foreseeable future.

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

In addition, TSMC and some of our other foundries are located in areas of the world which are subject to natural disasters such as earthquakes. While the 1999 earthquake in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC’s facility could severely reduce TSMC’s ability to manufacture our integrated circuits. The loss of any of our manufacturers as a supplier, our inability to expand the supply of our products in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason could delay or reduce shipments of our products. Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

We also rely on independent contractors for the assembly and testing of our products. At present, all of our semiconductor products are assembled by one of five independent contractors: ASE, Amkor, ASAT, Kyocera, or Vate. Our semiconductor products are tested by these contractors or other independent contractors. Our reliance on independent assembly and testing houses limits our control over delivery schedules, quality assurance and product cost. Disruptions in the services provided by our assembly or testing houses or other circumstances that would require us to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of our products. These constraints or delays could damage our relationships with current and prospective customers and harm our sales and financial results.

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

Competition in the compression technology market has historically been dominated by large companies, such as STMicroelectronics, and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

•                  Atmel Corporation;

•                  Cirrus Logic (Crystal Semiconductor);

•                  ESS Technology, Inc.;

•                  Fujitsu;

•                  LSI Logic (including C-Cube Microsystems Inc. acquired during 2001);

•                  Motorola;

•                  Omnivision Technologies, Inc.;

•                  Sunplus Technology; and

•                  Texas Instruments.

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

Our largest customers account for a substantial percentage of our revenues. In 2001, sales to Fujifilm accounted for 29.2% of our total revenue. Our four largest customers in 2001 accounted for approximately 56.3% of our total revenues.  During 2000, our four largest customers accounted for approximately 45.4% of our revenues with Fujifilm accounting for 25.2%. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future.  These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

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

Long sales cycles also subject us to other risks, including customers’ budgetary constraints, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers’ purchase decisions. The time required for our customers to incorporate our products into their own can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results.

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

During 2001, 93% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a substantial majority of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

•                  reduced demand for consumer electronic products due to a potential extension of  the global economic slowdown;

•                  tightened immigration controls that may adversely affect the residence status of key non-U.S. managers and technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities; or

•                  potential expansion of armed conflict in the Middle East which could adversely affect our operations in Israel.

The prices of our products may become less competitive due to foreign exchange fluctuations.

Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency and our products may be less competitive in that country. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights. We could become subject to litigation in the future either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

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

Our future net income and cash flow will be affected by our ability to apply our net operating losses, which totaled approximately $48.0 million for federal tax reporting purposes as of December 31, 2001, against taxable income in future periods. Our net operating losses incurred prior to the consummation of our initial public offering in 1995 that we can use to reduce future taxable income for federal tax purposes are limited to approximately $3.0 million per year. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could harm our financial condition.

Any acquisitions we make could disrupt our business and severely harm our financial condition.

We have made investments in, and acquisitions of, complementary companies, products and technologies. During 2000, we acquired PixelCam and Nogatech, and we may acquire additional businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•                  issue stock that would dilute our current stockholders’ percentage ownership;

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

•                  unanticipated costs;

•                  diversion of management’s attention from our core business;

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

We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2002. Our capital requirements will depend on many factors, including:

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

In the year ended December 31, 2001, we did not receive proceeds from grants for research and development from the Chief Scientist in Israel’s Ministry of Industry and Trade. However, we did receive an aggregate of $333,000 in such grants  during 2000. We plan to seek additional grants from the Chief Scientist in the future. To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis.  If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs. We also receive tax benefits, in particular exemptions and reductions as a result of the “Approved Enterprise” status of our existing operations in Israel. To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

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

•                  authorizing the issuance of up to 3,000,000 shares of “blank check” preferred stock;

•                  eliminating stockholders’ rights to call a special meeting of stockholders; and

•                  requiring advance notice of any stockholder nominations of candidates for election to our board of directors.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2001 and December 31, 2001, the closing sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $13.00 to a high of $40.55.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at December 31, 2001 a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 8.       Financial Statements and Supplemental Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Zoran Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 30, 2002

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$20,287	$16,099
Short-term investments	89,818	159,539
Accounts receivable, net	33,367	27,065
Inventory	15,681	17,453
Prepaid expenses and other current assets	5,130	5,575
Total current assets	164,283	225,731
Property and equipment, net	7,159	6,972
Other investments	89,727	13,899
Goodwill and other intangibles	70,175	112,864
	$331,344	$359,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,705	$11,156
Accrued expenses and other liabilities	16,801	16,856
Total current liabilities	33,506	28,012

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common Stock: $0.001 par value; 55,000,000 shares authorized; 17,801,854 and 17,423,216 shares issued and outstanding	18	17
Additional paid-in capital	391,674	388,655
Warrants	717	717
Deferred stock-based compensation	(375)	(919)
Accumulated other comprehensive income (loss)	(6)	1,109
Accumulated deficit	(94,190)	(58,125)
Total stockholders’ equity	297,838	331,454
	$331,344	$359,466

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product sales	$100,012	$67,782	$52,887
Software, licensing and development	7,697	11,889	8,787
Total revenues	107,709	79,671	61,674

Costs and expenses:
Cost of product sales	64,740	37,993	28,523
Research and development	23,210	18,628	12,651
Selling, general and administrative	21,330	19,148	14,251
Amortization of goodwill and write-off of acquired in-process research & development	43,233	31,769	—
Total costs and expenses	152,513	107,538	55,425

Operating income (loss)	(44,804)	(27,867)	6,249
Interest and other income, net	10,004	9,229	1,585

Income (loss) before income taxes	(34,800)	(18,638)	7,834
Provision for income taxes	1,265	1,970	1,175
Net income (loss)	$(36,065)	$(20,608)	$6,659

Basic net income (loss) per share	$(2.07)	$(1.37)	$0.61

Diluted net income (loss) per share	$(2.07)	$(1.37)	$0.54

Shares used to compute basic net income (loss) per share	17,460	15,070	10,844

Shares used to compute diluted net income (loss) per share	17,460	15,070	12,249

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-In		Stock Based Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Warrants	Compensation	Income (Loss)	Deficit	Total
Balance at December 31, 1998	10,213	$10	$79,635	$717	—	—	$(44,176)	$36,186
Issuance of Common Stock, net	3,706	4	115,634	—	—	—	—	115,638
Unrealized gain on securities available for sale	—	—	—	—	—	4,962	—	4,962
Net income	—	—	—	—	—	—	6,659	6,659
Balance at December 31, 1999	13,919	14	195,269	717	—	4,962	(37,517)	163,445
Issuance of Common Stock	594	1	4,216	—	—	—	—	4,217
Income tax benefit of employees’ stock transactions	—	—	1,003	—	—	—	—	1,003
Deferred stock-based compensation recorded in conjunction with the Nogatech acquisition	—	—	—	—	(1,018)	—	—	(1,018)
Amortization of deferred stock-based compensation	—	—	—	—	99	—	—	99
Issuance of Common Stock in connection with acquisitions	2,910	2	188,167	—	—	—	—	188,169
Decrease in unrealized gain on securities available for sale	—	—	—	—	—	(3,853)	—	(3,853)
Net loss	—	—	—	—	—	—	(20,608)	(20,608)
Balance at December 31, 2000	17,423	17	388,655	717	(919)	1,109	(58,125)	331,454
Issuance of Common Stock	634	1	6,886	—	—	—	—	6,887
Repurchases of Common Stock	(255)	—	(3,867)	—	—	—	—	(3,867)
Amortization of deferred stock-based compensation	—	—	—	—	544	—	—	544
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(1,115)	—	(1,115)
Net loss	—	—	—	—	—	—	(36,065)	(36,065)
Balance at December 31, 2001	17,802	$18	$391,674	$717	$(375)	$(6)	$(94,190)	$297,838

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(36,065)	$(20,608)	$6,659
Adjustments:
Depreciation, amortization and other	3,700	2,987	2,166
Allowance for doubtful accounts	2,029	549	517
Amortization of goodwill and other intangibles	43,233	9,922	—
Write-off of acquired in-process research and development	—	21,847	—
Income tax benefit of employees’ stock transactions	—	1,003	—
Changes in current assets and liabilities:
Accounts receivable	(7,958)	(4,967)	(7,345)
Inventory	1,772	(7,311)	(96)
Prepaid expenses and other current assets	328	(2,640)	(108)
Accounts payable	5,549	234	1,457
Accrued expenses and other liabilities	(231)	3,374	3,706
Net cash provided by operating activities	12,357	4,390	6,956

Cash flows from investing activities:
Capital expenditures for property and equipment	(3,771)	(3,251)	(2,775)
Purchases of investments	(195,588)	(180,324)	(130,112)
Sales and maturities of investments	189,341	181,045	14,937
Purchases of long-term equity investments	(1,171)	(2,250)	(200)
Cash received in acquisitions (net of costs incurred)	—	(393)	—
Net cash used in investing activities	(11,189)	(5,173)	(118,150)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	6,887	4,217	115,638
Repurchases of Common Stock	(3,867)	—	—
Net cash provided by financing activities	3,020	4,217	115,638

Net increase in cash and cash equivalents	4,188	3,434	4,444
Cash and cash equivalents at beginning of year	16,099	12,665	8,221
Cash and cash equivalents at end of year	$20,287	$16,099	$12,665

Supplemental disclosures:
Income taxes paid	$—	$732	$506

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

Zoran Corporation (“Zoran” or the “Company”) was incorporated in California in December 1981 and reincorporated in Delaware in November 1986.  Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio and video products for commercial and consumer markets. Current applications incorporating Zoran’s products and IP include digital versatile disc, or DVD, players, Super Video CD players, filmless digital cameras, professional and consumer video editing systems and digital speakers and audio systems. The Company operates predominantly in one industry segment.

The Company performs research and development and generates a substantial portion of its sales from its operations located in the State of Israel. A significant number of the Company’s full-time employees are located in Israel, including a majority of the Company’s research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject.

The semiconductor business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, decreased production, overcapacity, and accelerated erosion of average selling prices. As such, the selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand.  Both of these factors could result in rapid deviations in product pricing and therefore could adversely effect the Company’s operating results.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Zoran and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Zoran has adopted accounting policies which are generally accepted in the industry in which it operates. The following is a summary of the Company’s significant accounting policies.

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

Translation of foreign currencies

ZML, an Israeli subsidiary, treats the U.S. dollar as its functional currency. In accordance with Statement of Financial Accounting Standards No. 52, gains and losses resulting from translation of accounts designated in other than the functional currency are reflected in results of operations and to date have been insignificant.

To date, substantially all of the Company’s product sales have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company may take action in the future to reduce its foreign exchange risk.

Revenue recognition

Revenue from product sales is generally recognized upon shipment. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Development revenue under development contracts is recognized on the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt.  Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company’s technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. The Company does not provide customers with product return or exchange rights in connection with the sale of software licenses. Periodic service and maintenance fees provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company.

Research and development costs

Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred. It is the Company’s policy that certain internal software development costs incurred after technological feasibility has been demonstrated and which meet recoverability tests are capitalized and amortized over the estimated economic life of the product. To date, the Company has incurred no significant internal software development costs which meet the criteria for capitalization.

Fair value of financial instruments

For certain of Zoran’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, the carrying values approximate their fair values due to the relatively short maturity of these items.

Cash equivalents and investments

All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash and cash equivalents.

All of Zoran’s investments in marketable securities are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as other comprehensive income, a component of stockholders’ equity. Gains and losses realized upon sales of all such securities are reported in interest and other income and have not been significant to date.

At December 31, 2001, the Company’s marketable securities consisted primarily of commercial paper with maturities of less than one year and the stock acquired as a result of the MGI transaction (See Note 11). The unrealized loss on the MGI stock amounting to $630,659 at December 31, 2001, is included in comprehensive income (loss). Investments in marketable securities also consisted of bonds and medium term notes with maturities greater than one year, which are included in other assets, and amounted to $86.1 million and $11.4 million at December 31, 2001 and 2000, respectively.

Other assets also include investments in non-marketable securities which are accounted for on the cost basis and amounted to $3.6 million and $2.5 million at December 31, 2001 and 2000, respectively. We record an investment impairment charge when a decline in value of a cost basis investment is determined to be other than temporary.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash in banks and cash equivalents primarily in auction rate preferred, certificates of deposit and commercial paper. The Company, by policy, limits the amount of credit exposure through diversification and restricting its investments to highly rated securities. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years in the period ended December 31, 2001.  As of December 31, 2001, three customers accounted for approximately 21%, 12% and 11% of the accounts receivable balance. As of December 31, 2000, three customers accounted for approximately 15%, 10%, and 7% of the accounts receivable balance.

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

For the twelve month periods ended December 31, 2001 and 2000 the provision for income taxes reflects the effective tax rate applied to earnings, excluding charges related to the amortization of goodwill and the write-off of acquired in-

process research and development, for the periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128, Zoran reports Earnings per Share (“EPS”), both basic and diluted, on the statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes stock options and warrants. See Note 8.

Stock compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 (“FIN 28”). The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” See Note 7.

Segment reporting

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” The management approach established by SFAS 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment comprising the development and marketing of integrated circuits and software products for use in a variety of video and audio products addressing PC and consumer multimedia markets.

Comprehensive income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

The following are the components of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$(36,065)	$(20,608)	$6,659
Unrealized gain (loss) on short-term investment	(1,115)	(3,853)	4,962
Comprehensive income (loss)	$(37,180)	$(24,461)	$11,621

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Unrealized gain (loss) on short term-investments	$(6)	$1,109	$4,962

Recent accounting pronouncements

In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (“SFAS 141” and “FAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaced APB 16 and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is permitted. The Company will adopt SFAS 142 on January 1, 2002. Accordingly, our amortization of goodwill expense, which totaled $33.2 million in 2001, will be discontinued in 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment and has six months from January 1, 2002 to complete this evaluation. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets”. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

NOTE 3 - BALANCE SHEET COMPONENTS (in thousands):

	December 31,
	2001	2000
Accounts receivable, net:
Trade	$32,491	$26,207
Unbilled	2,802	3,115
	35,293	29,322
Less: allowance	(1,926)	(2,257)

	$33,367	$27,065

Unbilled accounts receivable consists of both development revenue recognized, but not yet billed and research and development funding not yet received.  Unbilled development revenue represents revenue recognized under the percentage-of-completion method prior to achievement of the related contract milestones.  The Company bills development revenue when contract milestones are achieved.  The Company recognizes research and development funding as reimbursable expenses, under research and development agreements, as incurred.  This funding is offset against research and development expenses. During 2001, we wrote-off $2.4 million against the allowance for doubtful accounts reserve.

	December 31,
	2001	2000
Inventory:
Work-in-process	$3,119	$6,913
Finished goods	12,562	10,540
	$15,681	$17,453

Property and equipment:
Computer equipment	$17,717	$14,769
Office equipment and furniture	923	961
Machinery and equipment	760	1,148
Leasehold improvements	993	968
	20,393	17,846
Less: accumulated depreciation and amortization	(13,234)	(10,874)
	$7,159	$6,972

Intangibles and other assets:
Goodwill and other intangible assets	$99,527	$99,527
Other identifiable intangibles	23,160	23,160
	122,687	122,687
Less: amortization	(52,512)	(9,823)
	$70,175	$112,864

	December 31,
	2001	2000
Accrued expenses and other liabilities:
Accrued payroll and related expenses	$4,036	$5,410
Accrued royalties	1,883	1,381
Taxes payable	4,350	3,323
Deferred revenue	1,435	1,062
Other accrued liabilities	5,097	5,680
	$16,801	$16,856

NOTE 4 - RESEARCH AND DEVELOPMENT ARRANGEMENTS:

The Company is a party to certain research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade Department (the “Chief Scientist”) and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”), which fund up to 50% of incurred project costs for approved products up to specified contract maximums.  The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 3% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received.  Reported research and development expenses are net of these grants, which fluctuate from period to period.

Gross research and development expenses and the related grants are as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Research and development expenses:
Gross research and development expenses	$23,210	$18,961	$13,135
Less: grants earned	—	(333)	(484)
	$23,210	$18,628	$12,651

Royalty expenses related to these grants were $502,000, $299,000, and $5,000 in 2001, 2000 and 1999, respectively.

NOTE 5 - DEVELOPMENT CONTRACTS:

The Company has generated a portion of its total revenues from development contracts, primarily with key customers.  These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses.  The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product.  Revenues generated under these contracts were $4,674,000, $5,080,000 and $1,185,000 in 2001, 2000 and 1999, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

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

Lease commitments

The Company rents facilities and equipment under various lease agreements expiring through 2005.  Rent expense for 2001, 2000 and 1999 totaled approximately $1,531,000, $1,239,000 and $1,010,000 respectively.  Future minimum lease payments required under noncancelable leases at December 31, 2001 are as follows: (in thousands)

Year Ending December 31,
2002	$1,329
2003	649
2004	464
2005	464
Total minimum lease payments	$2,906

In addition, the Company had inventory purchase commitments of $11.8 million at December 31, 2001.

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock

In December 1999, the Company issued 2,917,800 shares of common stock in conjunction with a follow-on public offering that also included underwriters’ exercise of their over-allotment option.  Gross proceeds from this offering were $119.6 million with underwriters’ discount and offering expenses of $6.7 million. In June 2000, the Company acquired PixelCam, Inc. in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock. In October 2000, the Company acquired Nogatech, Inc. in exchange for 2,534,559 shares of Zoran common stock and options to purchase 168,472 shares of Zoran common stock. Both acquisitions were accounted for under the purchase method of accounting (see Note 11). During 2001, the Company repurchased 255,000 shares of its common stock for $3.9 million.

Warrants

In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 75,000 shares of its Common Stock at an exercise price of $24.31 per share.  The warrant is exercisable for a period of four years from a date beginning one year after the issuance date of the warrant.  The $717,000 estimated value of the warrant, was amortized over the four-year period of the license agreement.

Stock option plans

1993 Stock Option Plan

The Company’s 1993 Stock Option Plan (the “1993 Option Plan”) was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993. A total of 4,420,000 shares of common stock have been reserved for issuance under the 1993 Option Plan.  The 1993 Option Plan provides for grants of options to employees, non-employee directors and consultants.  The 1993 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof.  The option price for shares granted under the 1993 Option Plan is typically equal to the fair market value of the common stock at the date of grant.  The 1993 Option Plan will terminate in July 2003, unless terminated sooner by the Board of Directors.

Generally, options granted under the 1993 Option Plan are fully exercisable on and after the date of grant, subject to the Company’s right to repurchase from an optionee, at the optionee’s original per share exercise price, any unvested shares which the optionee has purchased and holds in the event of the termination of the Optionee’s employment, with or without cause.  The Company’s right lapses as shares subject to the option become vested.  Such shares generally vest in monthly installments over two or four years following the date of grant (as determined by the Compensation Committee of the Board of Directors), subject to the optionee’s continuous service.  Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment.

In August 1998, substantially all options with an exercise price in excess of  $5.94 were cancelled and replaced with new options having an exercise price of $5.94, the market price on the date that the employees accepted the repricing.  A total of 924,164 shares were repriced.

At December 31, 2001, shares available for grant under this plan were 558,000.

2000 Stock Option Plan

The Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Option Plan”) was adopted by the Board of Directors of the Company in October 2000. A total of 300,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan. The options to purchase preferred stock automatically converted to options to purchase common stock however, upon the filing of an amendment of the certificate of incorporation of the Company with the Secretary of State of Delaware to effect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000. A total of 1,550,000 shares of common stock have been reserved for issuance under the 2000 Option Plan.  The 2000 Option Plan provides for grants of options to employees or consultants.  The 2000 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The 2000 Option plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to selling restrictions.  The option price for shares granted under the 2000 Option Plan is typically equal to the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment.  The 2000 Option Plan will terminate in October 2010, unless terminated sooner by the Board of Directors.

At December 31, 2001, shares available for grant under this plan were 111,000.

1995 Outside Directors Stock Option Plan

The Company’s Outside Directors Stock Option Plan (the “Directors Plan”) was adopted by the Company’s Board of Directors in October 1995, and was approved by its stockholders in December 1995.  A total of 300,000 shares of Common Stock have been reserved for issuance under the Directors Plan.  The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company.  The Directors Plan provides that each new nonemployee director will automatically be granted an option to purchase 20,000 shares on the date the optionee first becomes a nonemployee director (the “Initial Grant”).  Thereafter, on the date immediately following each annual stockholders’ meeting, each nonemployee director who is reelected at the meeting to an additional term shall be granted an additional option to purchase 4,800 shares of Common Stock if, on such date, he or she shall have served on the Company’s Board of Directors for at least six months (the “Annual Grant”).  The Initial Grant is exercisable in four equal annual installments, and each Annual Grant shall become exercisable in full one year after the date of grant, subject to the director’s continuous service.  The exercise price of all stock options granted under the Directors Plan is equal to the fair market value of the Company’s Common Stock on the date of grant.  Options granted under the Directors Plan have a term of ten years.

At December 31, 2001 shares available for grant under this plan were 97,000.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2001, 2000 and 1999.  The weighted average exercise price for each category presented is also shown in the table below:

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,639,717	$23.95	1,932,556	$11.22	2,226,265	$5.11
Assumed	—		168,472	11.38	—
Granted	1,976,090	19.94	1,307,050	38.23	698,803	20.49
Exercised	(568,892)	9.93	(484,863)	6.84	(700,854)	2.87
Canceled	(474,147)	30.05	(283,498)	24.96	(291,658)	6.43

Options outstanding at period end	3,572,768	23.16	2,639,717	23.95	1,932,556	11.22

Options exercisable at period end	3,572,768		2,408,100		1,926,549

Significant option groups outstanding as of December 31, 2001 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
$0.13 —$14.00	778,754	$8.93	778,754	$8.93	7.0
$14.44 —$17.28	879,476	16.53	879,476	16.53	9.4
$17.31 —$25.29	758,154	21.74	758,154	21.74	8.5
$25.64 —$41.00	1,007,564	37.31	1,007,564	37.31	8.9
$41.25 —$62.00	148,820	48.20	148,820	48.20	8.4
	3,572,768	23.16	3,572,768	23.16	8.5

The weighted average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 as defined by SFAS 123, were $16.20, $34.18 and $17.05 per share, respectively.

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  During the years ended December 31, 2001 and 2000, 65,340 and 89,831 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $18.65 and $10.37 per share, respectively.  At December 31, 2001, 156,387 shares were reserved and available for issuance under this plan.

The weighted average grant date fair value of rights granted during the year ended December 31, 2001, 2000 and 1999 as defined by SFAS 123, was $11.72, $17.27 and $3.91 per share, respectively.

Fair Value Disclosures

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) and net income (loss) per share for each of the three years ended December 31, 2001, would have been as follows (in thousands, except per share data):

	Year Ended December 31
	2001	2000	1999
Net income (loss)
As reported	$(36,065)	$(20,608)	$6,659
Pro forma	$(57,150)	$(33,851)	$1,212

Net income (loss) per share:
As reported
Basic	$(2.07)	$(1.37)	$0.61
Diluted	$(2.07)	$(1.37)	$0.54
Pro forma
Basic	$(3.27)	$(2.25)	$0.11
Diluted	$(3.27)	$(2.25)	$0.10

The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

	Year Ended December 31,
	2001	2000	1999
Dividend rate	0.0%	0.0%	0.0%
Risk-free interest rates	3.9% to 4.9%	5.2% to 6.7%	4.6% to 6.2%
Volatility	90.0%	91.0%	93.0%
Expected life
Option plans	5 years	5 years	5 years
Purchase plan	0.5 years	0.5 years	0.5 years

The pro forma amounts reflect compensation expense related to stock options and purchase rights granted during the years ended December 31, 2001, 2000 and 1999.

NOTE 8 - EARNINGS PER SHARE:

A reconciliation of the numerators and the denominators of the basic and diluted per share computation are as follows (in thousands):

	2001			2000			1999
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS:
Net income (loss)	$(36,065)	17,460	$(2.07)	$(20,608)	15,070	$(1.37)	$6,659	10,844	$0.61

Effects of dilutive securities:
stock options	—	—		—	—		—	1,405

Diluted EPS:
Net income (loss)	$(36,065)	17,460	$(2.07)	$(20,608)	15,070	$(1.37)	$6,659	12,249	$0.54

Stock options and a warrant to purchase 3,648,000, 2,715,000 and 603,000 shares of common stock were outstanding at December 31, 2001, 2000 and 1999 respectively, but were not included in the weighted average diluted earnings per share calculation as they were antidilutive.

NOTE 9 - INCOME TAXES:

The components of income before income taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
U.S.	$(33,478)	$(25,941)	$2,156
Foreign	(1,322)	7,303	5,678
	$(34,800)	$(18,638)	$7,834

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Current:
U.S.	$927	$267	$50
State	115	827	454
Foreign	223	876	671
Total current	1,265	1,970	1,175
Deferred	—	—	—
Total	$1,265	$1,970	$1,175

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

Tax provision difference

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Tax at U.S. statutory rate	$(11,832)	$(6,337)	$2,663
Utilization of net operating loss carryovers	—	(2,075)	(856)
Foreign Earnings	(213)	(635)	(1,612)
State taxes net of federal benefit	416	443	302
Other differences not benefited	1,640	433	513
Permanent differences	16	(72)	85
Alternative minimum tax	207	122	50
In-process research and development	—	7,428	—
Non-deductible goodwill amortization	11,251	2,663	—
Other	(221)	—	30
	$1,264	$1,970	$1,175

Deferred income tax assets comprise the following:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Deferred tax assets
Federal and state net operating loss carryforwards	$16,865	$18,605	$16,417
Capitalized research and development expenses	—	543	497
Nondeductible reserves and accruals	2,154	1,841	1,653
Total deferred tax assets	19,019	20,989	18,567
Deferred tax liabilities
Intangible assets	(4,858)	(8,468)	—
Total deferred tax assets	(4,858)	(8,468)	—
Net deferred tax assets	14,161	12,521	18,567
Valuation allowance	(14,161)	(12,521)	(18,567)
	$—	$—	$—

As of December 31, 2001, the Company had NOLs of approximately $48.0 million for federal tax reporting purposes. The federal NOLs expire on various dates between 2002 and 2020.  Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets.

Pursuant to the Tax Reform Act of 1986, the amounts of and the benefit from NOLs that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period.  The Company’s IPO resulted in a cumulative change of ownership of greater than 50%.

Accordingly, the Company’s NOLs incurred prior to the completion of the IPO that can be utilized to reduce future taxable income for federal tax purposes will be limited to approximately $3.0 million per year.

The Company’s Israeli subsidiary has been granted the status of an “Approved Enterprise” pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended.  The Company has six approved programs pursuant to this law.  The first program was approved in 1984.  Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs).  Benefits under the first program expired in 1997.  The second program was approved in 1991.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter.  Benefits under the second program expire in 2003.  The third program was approved in 1995.  Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years.  The fourth program was approved in 1997.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.  Benefits under the third and the fourth program are limited to fourteen years from approval or twelve years from commencement of production. The fifth program was approved in 2000. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. The sixth program was approved in 2001. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. The net impact of the tax holidays was an increase in net income of $635,000 in fiscal 2000 and $1.6 million in fiscal 1999, and an increase in net income per share of $0.45 and $0.13 in 2000 and 1999 respectively. There was no impact for tax holidays in 2001.

NOTE 10 - SEGMENT REPORTING:

The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits.  The following is a summary of the Company’s operations:

Sales to customers located in:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
United States	$7,767	$14,735	$12,671
Pacific Rim	90,137	51,985	41,870
Europe	9,805	12,951	7,133
	$107,709	$79,671	$61,674

	December 31,
	2001	2000
	(in thousands)
Identifiable assets:
U.S.	$299,026	$276,563
Israel	32,318	82,903
Total	$331,344	$359,466

Significant customers are as follows:

	Year Ended December 31,
	2001	2000	1999
Customers comprising 10% or more of the Company’s total revenues for the period indicated:
A	29%	25%	37%
B	12%	—	—

NOTE 11 – ACQUISITION AND DISPOSITION OF ASSETS:

SoftDVD Product Line: In June 1999, the Company sold to MGI Software of Canada the intellectual property related to its SoftDVD product line and transferred to MGI certain related software development and support resources in exchange for cash, MGI common stock and future royalties. The Company’s results for the second quarter of 1999 include a $732,000 gain realized from this transaction which is reported as part of interest and other income or expense. In connection with this transaction, the Company also recorded a charge that reduced software, licensing and development revenue for the quarter by $517,000 for possible issues related to receivables associated with the SoftDVD product line. The net impact of the MGI transaction on the Company’s results was an after-tax gain of $172,000, or $0.01 per share on a diluted basis. This gain does not reflect the potential future economic benefit that may be derived from this transaction and realized in future periods in the form of royalties. The Company does not currently expect, however, that these royalties will have a material impact on quarterly revenues for the foreseeable future. In addition, the shares of MGI stock received by the Company as part of this transaction are subject to future appreciation or depreciation. The Company’s software revenues have declined significantly as a result of the sale of the SoftDVD product line.

PixelCam: On June 29, 2000, the Company acquired PixelCam, Inc. (“PixelCam”), a manufacturer of megapixel CMOS image sensors, in exchange for 370,832 shares of Zoran common stock and options to purchase 4,168 shares of Zoran common stock with an aggregate value of $24.6 million. The common stock issued includes 123,612 shares of restricted stock subject to repurchase by the Company exchanged for restricted stock of PixelCam. The restrictions and vesting periods of the PixelCam shares were maintained and will apply to the converted shares of the Company. The agreement also included shares that were contingently issuable to former PixelCam shareholders upon achievement of certain milestones. These milestones were not met and therefore no additional shares will be issued. The common stock issued was valued using the average of the market price per share of the Company’s common stock for the three trading days prior to the date the acquisition was consummated. The options were valued using the Black-Scholes valuation model. The results of operations of PixelCam are included in the Company’s financial statements from the date of acquisition.

The acquisition was accounted for under the purchase method of accounting.  The Company had a valuation performed of the in-process research and development and the intangible assets acquired.  The allocation of the purchase price based on independent appraisal and estimates of fair value and including acquisition costs of  $575,000, is as follows (in thousands):

Net tangible assets		$419
In-process research and development		6,769

Goodwill and other intangible assets:
Goodwill	15,956
Covenant not to compete	800
Patents	900
Acquired employees	380
		18,036
Net assets acquired		$25,224

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

The allocation of $6.8 million of the purchase price to the acquired in-process research and development has been determined by identifying the research project for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process research and development product are expected to peak in fiscal 2002 and decline in fiscal 2003 as other new products are expected to become available. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

Projected gross margins as well as selling, general and administrative costs were based on management’s estimates.

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

The Company has completed the project and the related IC began shipping in the third quarter of 2001.

Nogatech: On October 26, 2000, the Company acquired Nogatech, Inc. (“Nogatech”), a manufacturer of integrated circuits that establish connections between video devices and computers as well as connections between video devices across a variety of networks, in exchange for 2,534,559 shares of Zoran common stock with a fair value of $154.4 million and options to purchase 168,472 shares of Zoran common stock with a fair value of $9.2 million. The common stock issued was valued using the average of the market price per share of the Company’s common stock on the date the proposed merger was announced and the three trading days before and two trading days subsequent to the date of the announcement. The options were valued using the Black-Scholes valuation mode. The results of operations of Nogatech are included in the Company’s financial statements from the date of acquisition.

The acquisition was accounted for under the purchase method of accounting.  The Company had a valuation performed of the in-process research and development and the intangible assets acquired.  The allocation of the purchase price based on independent appraisal and estimates of fair value including acquisition costs of approximately $1.5 million is as follows (in thousands):

Net tangible assets		$44,246
In-process research and development		15,078
Deferred compensation for unvested options		1,018
Goodwill and other intangible assets:
Goodwill	83,571
Core technology	8,060
Completed technology	10,760
Assembled workforce	700
Customer base	1,560
		104,651
Net assets acquired		$164,993

The net tangible assets acquired were comprised primarily of cash, inventory, and prepaid expense offset by accrued liabilities. The acquired in-process research and development was written-off in the fourth quarter of 2000. The intangible assets for core technology, assembled workforce, customer base and residual goodwill, created as a result of the acquisition of Nogatech will be amortized on a straight line basis over their estimated useful lives of three years. The completed technology will be amortized on a straight line basis over its estimated useful life of two years.

The allocation of $15.1 million of the purchase price to the acquired in-process research and development has been determined by identifying the research project for which technological feasibility had not been established and no alternative future uses existed. The value was determined by estimating the expected cash flows from the project once commercially viable, discounting the net cash flows back to their present value, and then applying a percentage of completion to the calculated value as defined below.

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

The estimated revenues were based on management projections of the acquired in-process project. The business projections were compared with and found to be in line with industry analysts’ forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the acquired in-process research and development product are expected to peak in fiscal 2006 and decline in fiscal 2007 as other new products are expected to become available.

These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors.

Projected gross margins as well as selling, general and administrative costs were based on management’s estimates.

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

The Company has delayed the completion of the project due to uncertainty in the market concerning implementation timing of this technology. Completion of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from other companies. Failure to bring related products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

Unaudited pro forma results

The unaudited pro forma information below assumes that PixelCam and Nogatech had been acquired at the beginning of each period presented and includes the effect of amortization of goodwill and other identified intangibles from those dates. The impact of charges for in-process research and development has been excluded. This information is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of any of the periods presented.

	Twelve Months Ended December 31,
	2000	1999
	(in thousands, except per share amounts)
Net revenues	$88,136	$70,780
Net loss	$(43,666)	$(40,713)
Basic and diluted loss per common share	$(2.43)	$(2.97)

NOTE 12 - RELATED-PARTY TRANSACTIONS:

In January 1996, the Company spun off its wholly-owned subsidiary, Oren Semiconductor, to the Company’s stockholders. Two of the Company’s directors are also members of Oren’s board of directors. The Company has no ownership interest in Oren.

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

ZORAN CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Quarters Ended
	Dec 31, 2001	Sept 30, 2001	June 30, 2001	March 31, 2001	Dec 31, 2000	Sept 30, 2000	June 30, 2000	March 31, 2000
	(in thousands, except per share data)
Revenues:
Product sales	$33,099	$28,976	$20,622	$17,315	$16,793	$20,378	$16,389	$14,222
Software, licensing and development	2,669	1,448	1,302	2,278	2,361	3,636	2,472	3,420
Total revenues	35,768	30,424	21,924	19,593	19,154	24,014	18,861	17,642

Cost and expenses:
Cost of product sales	21,665	18,971	13,228	10,876	9,650	11,138	9,069	8,136
Research and development	6,110	5,210	5,922	5,968	6,112	5,271	3,976	3,269
Selling, general and administrative	5,511	5,416	5,160	5,243	5,494	5,074	4,443	4,137
Amortization of goodwill and write-off of acquired in - process research & development	10,808	10,808	10,809	10,808	23,497	1,503	6,769	—
Total costs and expenses	44,094	40,405	35,119	32,895	44,753	22,986	24,257	15,542

Operating income (loss)	(8,326)	(9,981)	(13,195)	(13,302)	(25,599)	1,028	(5,396)	2,100
Interest and other income, net	2,241	2,412	2,606	2,745	2,789	2,226	2,208	2,006
Income (loss) before taxes	(6,085)	(7,569)	(10,589)	(10,557)	(22,810)	3,254	(3,188)	4,106
Provision for income taxes	708	486	28	43	103	714	537	616
Net income (loss)	$(6,793)	$(8,055)	$(10,617)	$(10,600)	$(22,913)	$2,540	$(3,725)	$3,490
Net income (loss) per share:
Basic	$(0.38)	$(0.46)	$(0.62)	$(0.61)	$(1.35)	$0.17	$(0.26)	$0.25
Diluted	$(0.38)	$(0.46)	$(0.62)	$(0.61)	$(1.35)	$0.16	$(0.26)	$0.23
Shares used to compute basic net income (loss) per share	17,689	17,502	17,263	17,314	16,950	14,564	14,113	13,988
Shares used to compute diluted net income (loss) per share	17,689	17,502	17,263	17,314	16,950	16,009	14,113	15,486

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

Item 10.        Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading “Proposal No. 1 — Election of Directors” and in Part I of this Report under the heading “Executive Officers of the Registrant.”

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.        Executive Compensation.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading “Executive Compensation.”

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading “Principal Stockholders and Share Ownership by Management.”

Item 13.        Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading “Certain Transactions.”

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements:

See Index to Consolidated Financial Statements at page 41of this report.

	(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

	(3)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)	Reports on Form 8-K during the quarter ended December 31, 2001:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002	ZORAN CORPORATION

	By:	/s/ Levy Gerzberg
Levy Gerzberg, President and Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Levy Gerzberg	President, Chief Executive Officer and Director	April 1, 2002
Levy Gerzberg	(Principal Executive Officer)

/s/ Karl Schneider	Vice President, Finance and Chief Financial Officer	April 1, 2002
Karl Schneider	(Principal Financial and Accounting Officer)

/s/ Uzia Galil	Chairman of the Board of Directors	April 1, 2002
Uzia Galil

/s/ James D. Meindl	Director	April 1, 2002
James D. Meindl

/s/ Arthur B. Stabenow	Director	April 1, 2002
Arthur B. Stabenow

/s/ Philip M. Young	Director	April 1, 2002
Philip M. Young

EXHIBIT INDEX

Exhibit Title

Exhibit Number
3.1(11)	Form of Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended Bylaws of the Registrant.

4.1(2)	Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1(11)	1993 Stock Option Plan, as amended.

*10.2(9)	1995 Outside Directors Stock Option Plan.

*10.3(12)	Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(2)	Form of Indemnity Agreement for officers and directors.

†10.5(2)	Agreement dated June 28, 1991 between the Registrant and Fujifilm Microdevices Co., Ltd. (“Fujifilm”), as amended.

†10.6(2)	Agreement dated July 27, 1992 between the Registrant and Fujifilm.

10.7(2)	Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.

10.11(2)	Lease Agreement dated October 1, 1992 between the Registrant’s subsidiary, Zoran Microelectronics Ltd. (“ZML”), and Matam-Haifa Scientific Industries Center Ltd. (“Matam”).

†10.12(2)	License Agreement for ZR33891 Digital Filter Processor dated June 8, 1995 between the Registrant and Atmel Corporation (“Atmel”).

†10.13(2)	License Agreement for ZR34325 Vector Signal Processor dated June 8, 1995 between the Registrant and Atmel.

†10.14(2)	Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”).

†10.15(2)	Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.

10.16(2)

Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the “Chief Scientist”), together with ZML’s Letter of Undertaking dated September 4, 1994.

10.17(2)	Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML’s Letter of Undertaking dated September 4, 1994.

10.18(2)	Loan Agreements dated July 25, 1995, August 1, 1995, August 15, 1995, August 31, 1995 and November 1, 1995 between ZML and the Israel Discount Bank.

10.29(4)	Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.30(5)	Memorandum of Understanding Dated April 23, 1996 between ZML and IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.33(6)	Sub-Sublease dated April 1, 1997 between the Registrant and Integrated Silicon Solutions, Inc.

*10.34(7)	Confidential Separation Agreement dated August 4, 1997 between the Registrant and George T. Haber.

10.35(8)	Agreement for Purchase and Sale of Assets between the Registrant and MGI Software Corp. dated June 15, 1999

10.36(10)	Unprotected Tenancy Agreement dated September 16, 1997 between ZML and Matam, together with Appendix Addendum to Unprotected Tenancy Agreement of 16.9.97

10.37(11)	Addendum to sub-sublease dated April 1, 1997 between the Registrant Integrated Silicon Solution, Inc.

10.38(12)	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

*	Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

†	Confidential treatment has been granted as to a portion of this Exhibit.

(1)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

(2)	Incorporated by reference to identically numbered exhibit to the 1995 Registration Statement.

(3)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 1995.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (the “June 1996 Form 10-Q”).

(5)	Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.

(6)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 1997.

(7)	Incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K Annual Report for the year ended December 31, 1997.

(8)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1999.

(9)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2000.

(10)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

(11)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 2000

(12)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2001.