Form 10-Q
period 2002-03-31
ZORAN CORP \DE\
filed 2002-05-15
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Registrant’s telephone number, including area code: (408) 919-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of April 29, 2002 was 17,990,730.

ZORAN CORPORATION

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$27,460	$20,287
Short-term investments	123,452	89,818
Accounts receivable, net	30,183	33,367
Inventory	12,874	15,681
Prepaid expenses and other current assets	5,161	5,130
Total current assets	199,130	164,283

Property and equipment, net	6,921	7,159
Other investments	56,886	89,727
Goodwill	59,131	59,131
Intangibles assets	8,735	11,044

	$330,803	$331,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,596	$16,705
Accrued expenses and other liabilities	16,801	16,801
Total current liabilities	31,397	33,506

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 17,975,807 and 17,801,854 shares issued and outstanding	18	18
Additional paid-in capital	393,828	391,674
Warrants	717	717
Deferred stock-based compensation	(239)	(375)
Accumulated other comprehensive loss	(493)	(6)
Accumulated deficit	(94,425)	(94,190)
Total stockholders’ equity	299,406	297,838

	$330,803	$331,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues:
Product sales	$29,105	$17,315
Software, licensing and development	1,985	2,278
Total revenues	31,090	19,593

Costs and expenses:
Cost of product sales	18,832	10,876
Research and development	5,521	5,968
Selling, general and administrative	5,740	5,243
Amortization of goodwill and other intangibles	2,445	10,808
Total costs and expenses	32,538	32,895

Operating loss	(1,448)	(13,302)
Interest and other income, net	1,459	2,745
Income (loss) before income taxes	11	(10,557)

Provision for income taxes	246	43

Net loss	$(235)	$(10,600)

Basic net loss per share	$(0.01)	$(0.61)

Diluted net loss per share	$(0.01)	$(0.61)

Shares used to compute basic net loss per share	17,849	17,314

Shares used to compute diluted net loss per share	17,849	17,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,

	2002	2001
Cash flows from operating activities:
Net loss	$(235)	$(10,600)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation, amortization and other	630	852
Amortization of goodwill and other intangibles	2,445	10,808
Realized loss on marketable securities	696	—
Changes in current assets and liabilities:
Accounts receivable	3,382	(977)
Inventory	2,807	(871)
Prepaid expenses and other current assets	(31)	(205)
Accounts payable	(2,109)	(982)
Accrued expenses and other liabilities	(111)	(2,305)
Net cash provided by (used in) operating activities	7,474	(4,280)

Cash flows from investing activities:
Capital expenditures for property and equipment	(386)	(974)
Purchases of investments	(18,149)	(43,855)
Sales and maturities of investments	16,080	66,894
Purchases of equity investments	—	(1,171)
Net cash provided by (used in) investing activities	(2,455)	20,894

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	2,154	133
Repurchases of Common Stock	—	(3,867)
Net cash provided by (used in) financing activities	2,154	(3,734)

Net increase in cash and cash equivalents	7,173	12,880

Cash and cash equivalents at beginning of period	20,287	16,099

Cash and cash equivalents at end of period	$27,460	$28,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein.  While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.             Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

The following are the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2002	2001

Net loss	$(235)	$(10,600)
Unrealized loss on short-term investment	(487)	(1,521)
Comprehensive loss	$(722)	$(12,121)

The components of accumulated other comprehensive loss are net unrealized losses on short-term investments and long-term marketable securities.

3.             Balance Sheet Components (in thousands):

	March 31, 2002	December 31, 2001

Inventory:
Work-in-process	$5,352	$3,119
Finished goods	7,522	12,562

	$12,874	$15,681

4.             Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company has performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002.

Components of Acquired Intangible Assets (in thousands):

		March 31, 2002		December 31, 2001
	Weighted Avg. Life (Years)	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization

Amortized intangible assets
Covenant not to compete	3	$800	$467	$800	$400
Patents	3	900	525	900	450
Core technology	3	8,060	3,859	8,060	3,187
Completed technology	2	10,760	7,747	10,760	6,382
Customer base	3	1,560	747	1,560	617

Total		$22,080	$13,345	$22,080	$11,036

During the quarter ended March 31, 2002, the Company incurred $2.3 million in charges related to the amortization of acquired intangible assets associated with the acquisitions of PixelCam Inc. and Nogatech Inc. in June and October 2000, respectively. The Company will incur charges of $5.8 million for the balance of 2002 and $2.9 million for 2003 related to the amortization of these acquired intangible assets.

Reconciliation of Net Loss Excluding Goodwill Amortization (in thousands except per share data):

	Three Months Ended March 31,

	2002	2001
Net loss:
Net loss, as reported	$(235)	$(10,600)
Add back goodwill amortization	—	8,383
Adjusted net loss	$(235)	$(2,217)

Basic earnings per share:
Net loss, as reported	$(0.01)	$(0.61)
Add back goodwill amortization	—	0.48
Adjusted net loss	$(0.01)	$(0.13)

Diluted earnings per share:
Net loss, as reported	$(0.01)	$(0.61)
Add back goodwill amortization	—	0.48
Adjusted net loss	$(0.01)	$(0.13)

5.             Income Taxes

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings excluding charges for amortization of goodwill and other intangibles for the interim periods.  The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses, adjustments for the nondeductible amortization of goodwill and other intangibles and income tax rate differences on foreign earnings.  The Company has provided for tax on income in excess of net operating loss carryforwards for U.S. Federal and State earnings.  The Company has also provided for tax on its foreign earnings.

6.             Repurchase of Common Stock

During the quarter ended March 31, 2001, the Company repurchased 255,000 shares of its common stock for $3.9 million.

7.             Recently Issued Accounting Standard

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

8.             Subsequent Events

On April 21, 2002, the Company's Board of Directors approved a three-for-two split of our common stock to be effected in the form of a 50 percent stock dividend, payable on or about May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information in this report is presented on a pre-split basis and does not give effect to the pending stock split.  Pro forma basic and diluted net loss per share, restated to reflect the effects of the stock split, would have been $0.01 and $0.41 for the three months ended March 31, 2002 and 2001, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements with respect to the Company’s future financial performance.  Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, “Future Performance and Risk Factors” and discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

In June 2000, we acquired PixelCam, Inc., a manufacturer of megapixel CMOS image sensors, in exchange for 370,832 shares of our common stock and options to purchase 4,168 shares of our common stock with an aggregate value of $24.6 million. The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

On October 26, 2000, we acquired Nogatech Inc., a provider of chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in exchange for 2,534,599 shares of our common stock and options to purchase 168,472 shares of our common stock with an aggregate value of $163.6 million. The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Revenues

Total revenues for the quarter ended March 31, 2002 increased by 58.7% to $31.1 million from $19.6 million for the same period in 2001.  Product sales for the quarter increased by 68.1% to $29.1 million from $17.3 million for first quarter of 2001.  The increase in product sales was driven by increased unit sales in our DVD product line, which accounted for 91% of our product sales. DVD sales should continue to comprise the majority of our product sales for the balance of the year.  Software, licensing and development revenues decreased by 12.9% to $2.0 million for the first quarter of 2002, compared to $2.3 million for the first quarter of 2001. This decrease was primarily due to the timing of revenue recognition on long-term development contracts. Development revenue is recognized on a percentage of completion basis.

Product Gross Margin

Product gross margin for the quarter ended March 31, 2002 decreased to 35.3% from 37.2% for the same period in 2001.  The decrease was due to a substantial shift in product mix to a higher percentage of lower-margin DVD products, which include CPU companion chips that are sold at low margin, and a shift in customer mix to a lower percentage of direct sales to OEM customers.

Research and Development

Research and development (“R&D”) expenses for the quarter ended March 31, 2002 decreased by 7.5% to $5.5 million from $6.0 million for the same period in 2001.  R&D expenses were down from the same period last year due to the timing of major project expenses such as tape-outs.  R&D expenses decreased as a percentage of total revenues from 30.5% for the first quarter of 2001 to 17.8% for the first quarter of 2002 primarily as a result of increased revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2002 increased by 9.5% to $5.7 million from $5.2 million for the same period in 2001.  The increase was due to increased sales and marketing expenses related to product market development and to support planned revenue growth particularly in the Asia Pacific markets.  SG&A expenses were 18.5% of total revenues for the three months ended March 31, 2002, compared to 26.8% for the same period in 2001. SG&A expenses as a percent of total revenues decreased as a result of increased revenues.

Amortization of Goodwill and Other Intangibles

Based on the adoption of Financial Accounting Standards Board (FASB) Statements Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” (“SFAS 141” and “SFAS 142”), we did not record charges for the amortization of goodwill during the quarter ended March 31, 2002. For the same period last year we recorded charges of $8.4 million in connection with our acquisitions of PixelCam Inc. and Nogatech Inc. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company has performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002.

During the quarter ended March 31, 2002, we incurred charges of $2.3 million related to the amortization of other intangible assets, the same as incurred for the equivalent period last year.

Interest and Other Income, Net

Net interest and other income for the quarter ended March 31, 2002 decreased to $1.5 million from $2.7 million for the same period in 2001. The decrease was primarily the result of a non-cash loss of $696,000 realized upon the conversion of equity securities in conjunction with the acquisition of the investee.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles our estimated effective tax rate was reduced from 15% for the first quarter of 2001 to 10% for the quarter ended March 31, 2002. The Company has booked a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel. We anticipate utilizing the 10% tax rate for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2002, we had $27.5 million of cash and cash equivalents, $123.5 million of short-term investments and $167.7 million of working capital. In addition, we had $53.4 million of long-term investments in marketable securities.

Our operating activities provided cash of $7.5 million during the three months ended March 31, 2002, primarily due to decreases in accounts receivable and inventory, and the net loss adjusted for the non-cash impact of depreciation and amortization of intangible assets partially offset by a decrease in accounts payable.

Cash used in investing activities was $2.5 million during the three months ended March 31, 2002, principally reflecting the purchases of investments and capital expenditures for property and equipment.

Cash provided by financing activities was $2.2 million for the three months ended March 31, 2002, consisting of proceeds from the issuance of our common stock.

As of March 31, 2002 we are responsible for lease commitments of  $2.6 million associated with our worldwide facilities of which $997,000 remains due in 2002, $649,000 is due in 2003 and $464,000 is due in 2004 and 2005, respectively. In addition, we had inventory purchase commitments of $14.5 million at March 31, 2002.

At March 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In 2001 and the first quarter of 2002, we derived a substantial majority of our product revenues from the sale of integrated circuits for DVD applications. We expect that sales of our products for DVD applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications and to a lesser extent digital audio and video editing applications will also have an impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

In addition, we have made minority equity investments in early-stage companies, and we expect to continue to review opportunities to make additional investments in such companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make strategic, minority equity investments. Each of these investments involves a high degree of risk. We may not be successful in achieving the technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives could result in a loss of all or part of our invested capital.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at March 31, 2002, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

PART II.     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

No exhibits.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: May 15, 2002	/s/ Karl Schneider
Karl Schneider
Vice President Finance
And Chief Financial Officer
(Principal Financial and Accounting Officer)