Form 10-Q
period 2002-06-30
ZORAN CORP \DE\
filed 2002-08-14
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Yes ☒                    No ☐

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of July 31, 2002 was 27,174,402

ZORAN CORPORATION

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$26,934	$20,287
Short-term investments	96,330	89,818
Accounts receivable, net	36,291	33,367
Inventory	17,193	15,681
Prepaid expenses and other current assets	4,795	5,130
Total current assets	181,543	164,283

Property and equipment, net	6,457	7,159
Other investments	81,536	89,727
Goodwill	59,131	59,131
Intangible assets	6,426	11,044

	$335,093	$331,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,523	$16,705
Accrued expenses and other liabilities	16,479	16,801
Total current liabilities	34,002	33,506

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 27,128,792 and 26,702,781 shares issued and outstanding	27	27
Additional paid-in capital	395,521	391,665
Warrants	717	717
Deferred stock-based compensation	(103)	(375)
Accumulated other comprehensive loss	(1,676)	(6)
Accumulated deficit	(93,395)	(94,190)
Total stockholders’ equity	301,091	297,838

	$335,093	$331,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
Product sales	$32,199	$20,622	$61,304	$37,937
Software, licensing and development	1,795	1,302	3,780	3,580
Total revenues	33,994	21,924	65,084	41,517

Costs and expenses:
Cost of product sales	20,559	13,228	39,391	24,104
Research and development	5,521	5,922	11,042	11,890
Selling, general and administrative	5,905	5,160	11,645	10,403
Amortization of goodwill and other intangibles	2,445	10,809	4,890	21,617
Total costs and expenses	34,430	35,119	66,968	68,014

Operating loss	(436)	(13,195)	(1,884)	(26,497)

Interest and other income, net	1,852	2,606	3,311	5,351

Income (loss) before income taxes	1,416	(10,589)	1,427	(21,146)

Provision for income taxes	386	28	632	71

Net income (loss)	$1,030	$(10,617)	$795	$(21,217)

Basic net income (loss) per share	$0.04	$(0.41)	$0.03	$(0.82)

Diluted net income (loss) per share	$0.04	$(0.41)	$0.03	$(0.82)

Shares used to compute basic net income (loss) per share	27,054	25,895	26,949	25,922

Shares used to compute diluted net income (loss) per share	28,923	25,895	28,862	25,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$795	$(21,217)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, amortization and other	1,371	1,963
Amortization of goodwill and other intangibles	4,890	21,345
Realized loss on exchange of marketable securities	696	—
Changes in current assets and liabilities:
Accounts receivable	(2,740)	(421)
Inventory	(1,512)	1,214
Prepaid expenses and other current assets	335	1,490
Accounts payable	818	(823)
Accrued expenses and other liabilities	(220)	(1,167)
Net cash provided by operating activities	4,433	2,384

Cash flows from investing activities:
Capital expenditures for property and equipment	(663)	(1,390)
Purchases of investments	(75,728)	(123,220)
Sales and maturities of investments	74,749	131,314
Purchases of long-term equity investments	—	(1,171)
Net cash provided by (used in) investing activities	(1,642)	5,533

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	3,856	536
Repurchases of Common Stock	—	(3,867)
Net cash provided by (used in) investing activities	3,856	(3,331)

Net increase in cash and cash equivalents	6,647	4,586

Cash and cash equivalents at beginning of period	20,287	16,099

Cash and cash equivalents at end of period	$26,934	$20,685

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

2.             Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income (loss)	$1,030	$(10,617)	$795	$(21,217)
Unrealized loss on short-term investments	(1,183)	(272)	(1,670)	(1,793)
Comprehensive loss	$(153)	$(10,889)	$(875)	$(23,010)

The components of accumulated other comprehensive loss are unrealized gain (loss) on short-term investments and long-term marketable securities.

3.             Balance Sheet Components (in thousands):

	June 30, 2002	December 31, 2001
Inventory:
Work-in-process	$4,227	$3,119
Finished goods	12,966	12,562

	$17,193	$15,681

4.             Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company has performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002.

Components of Acquired Intangible Assets (in thousands):

		June 30, 2002		December 31, 2001
	Weighted Avg. Life (Years)	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets
Covenant not to compete	3	$800	$534	$800	$400
Patents	3	900	600	900	450
Core technology	3	8,060	4,531	8,060	3,187
Completed technology	2	10,760	9,112	10,760	6,382
Customer base	3	1,560	877	1,560	617

Total		$22,080	$15,654	$22,080	$11,036

During the quarter ended June 30, 2002, the Company incurred $2.3 million in charges related to the amortization of acquired intangible assets associated with the acquisitions of PixelCam Inc. and Nogatech Inc. in June and October 2000, respectively. The Company will incur charges of $3.5 million for the balance of 2002 and $2.9 million for 2003 related to the amortization of these acquired intangible assets.

Reconciliation of Net Loss Excluding Goodwill Amortization (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss:
Net income (loss), as reported	$1,030	$(10,617)	$795	$(21,217)
Add back goodwill amortization	—	8,383	—	16,766
Adjusted net income (loss)	$1,030	$(2,234)	$795	$(4,451)

Basic net income (loss) per share:
Net income (loss), as reported	$0.04	$(0.41)	$0.03	$(0.82)
Add back goodwill amortization	—	0.32	—	0.65
Adjusted net income (loss)	$0.04	$(0.09)	$0.03	$(0.17)

Diluted net income (loss) per share:
Net income (loss), as reported	$0.04	$(0.41)	$0.03	$(0.82)
Add back goodwill amortization	—	0.32	—	0.65
Adjusted net income (loss)	$0.04	$(0.09)	$0.03	$(0.17)

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

6.             Earnings Per Share

Computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net income (loss) available to common stockholders	$1,030	27,054	$0.04	$(10,617)	25,895	$(0.41)

Effects of Dilutive Securities:
Stock Options	—	1,834		—	—
Warrants	—	35		—	—

Diluted EPS:
Income (loss) available to common stockholders	$1,030	28,923	$0.04	$(10,617)	25,895	$(0.41)

	Six Months Ended June 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net Income (loss) available to common stockholders	$795	26,949	$0.03	$(21,217)	25,922	$(0.82)

Effects of Dilutive Securities:
Stock Options	—	1,879		—	—
Warrants	—	34		—	—

Diluted EPS:
Income (loss) available to common stockholders	$795	28,862	$0.03	$(21,217)	25,922	$(0.82)

7.             Repurchase of Common Stock

During the six months ended June 30, 2001, the Company repurchased 382,500 shares of its common stock for $3.9 million.

8.             Stock Split

On April 21, 2002, the Company’s Board of Directors approved a three-for-two split of our common stock which was effected in the form of a 50 percent stock dividend, paid on May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

9.             Recently Issued Accounting Standard

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”) “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections.” SFAS 145 rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as SFAS Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-

leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not expect that the adoption of SFAS 145 will have a material impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, (“SFAS 146”), “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 for our fiscal year beginning January 1, 2003 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.

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

In June 2000, we acquired PixelCam, Inc., a manufacturer of megapixel CMOS image sensors, in exchange for 556,248 shares of our common stock and options to purchase 6,252 shares of our common stock with an aggregate value of $24.6 million. The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

On October 26, 2000, we acquired Nogatech Inc., a provider of chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in exchange for 3,801,898 shares of our common stock and options to purchase 252,708 shares of our common stock with an aggregate value of $163.6 million. The acquisition was accounted for under the purchase method of accounting. Additional information regarding this acquisition is contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

On April 21, 2002, our Board of Directors approved a three-for-two split of our common stock which was effected in the form of a 50 percent stock dividend, paid on May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

Results of Operations

Revenues

Total revenues were $34.0 million and $65.1 million for the three and six month periods ended June 30, 2002, compared to $21.9 million and $41.5 million for the same periods of 2001, representing increases of 55.1% and 56.8% for the respective periods.  For the three and six month periods ended June 30, 2002, product revenues were $32.2 million and $61.3 million, compared to $20.6 million and $37.9 million for the same periods in 2001, increases of 56.1% and 61.6%, respectively.  The increase in product sales was driven by increased unit sales in our DVD product line, which accounted for 90% of our product sales. We expect DVD sales to continue to comprise the majority of our product sales for the balance of 2002. Software, licensing and development revenues were $1.8 million and $3.8 million for the three and six month periods ended June

30, 2002, compared to $1.3 million and $3.6 million for the same periods of 2001, representing increases of 37.9% and 5.6% for the respective periods. These changes were primarily due to the number of significant new licensing contracts.

Product Gross Margin

Product gross margins were 36.2% and 35.7% of product revenues for the three and six month periods ended June 30, 2002, compared to 35.9% and 36.5% for the same periods of 2001. The decrease in product gross margin for the six months ended June 30, 2002 was due to a substantial shift in product mix to a higher percentage of lower-margin DVD products, which include CPU companion chips that are sold at low margin, and a shift in customer mix to a lower percentage of direct sales to OEM customers. We anticipate that product gross margins will continue to improve sequentially over the remainder of 2002.

Research and Development

Research and development (“R&D”) expenses were $5.5 million and $11.0 million for the three and six month periods ended June 30, 2002, compared to $5.9 million and $11.9 million for the same periods of 2001. R&D expenses decreased as a result of the timing of major project expenses such as tape-outs. Gross R&D expenses may increase sequentially over the last half of 2002. As a percentage of revenues, R&D expenses decreased to 16.2% and 17.0% for the three and six month periods ended June 30, 2002, compared to 27.0% and 28.6% for the same periods of 2001 primarily as a result of increased revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $5.9 million and $11.6 million for the three and six month periods ended June 30, 2002, compared to $5.2 million and $10.4 million for the same periods of 2001. The increases were due to marketing and application expenses to support planned revenue growth in our Asia Pacific markets and product market development for our digital camera products. We anticipate SG&A spending to increase in the second half of 2002. As a percentage of revenues, SG&A expenses were 17.4% and 17.9% for the three and six month periods ended June 30, 2002, compared to 23.5% and 25.1% for the same periods of 2001. SG&A expenses as a percent of total revenues decreased as a result of increased revenues.

Amortization of Goodwill and Other Intangibles and the Write-Off of In-Process Research and Development

Based on the adoption of Financial Accounting Standards Board (FASB) Statements Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” (“SFAS 141” and “SFAS 142”), we did not record charges for the amortization of goodwill during the quarter or six months ended June 30, 2002. For the same periods last year, we recorded charges of $8.4 million and $16.8 million, respectively, in connection with our acquisitions of PixelCam Inc. and Nogatech Inc. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company has performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002.

During the three and six months ended June 30, 2002, we incurred charges of $2.3 million and $4.6 million, respectively, related to the amortization of other intangible assets, the same as incurred for the equivalent periods last year.

Interest and Other Income, Net

Net interest and other income for the three and six month periods ended June 30, 2002 was $1.9 million and $3.3 million, respectively, a decrease of 28.9% and 38.1% compared to the same periods in 2001. The decrease was a reflection of the decrease in market interest rates.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles, our estimated effective tax rate was reduced from 15% for the three and six months ended June 30, 2001 to 10% for the three and six months ended June 30, 2002. The Company has booked a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel. We anticipate utilizing the 10% tax rate for the foreseeable future.

Liquidity and Capital Resources

At June 30, 2002, we had $26.9 million of cash and cash equivalents, $96.3 million of short-term investments and $147.5 million of working capital. In addition, we had $77.9 million of investments in long-term marketable securities at June 30, 2002.

Our operating activities provided cash of $4.4 million during the six months ended June 30, 2002, primarily due to net income adjusted for the non-cash impact of depreciation and amortization and an increase in accounts payable, partially offset by increases in accounts receivable and inventory.

Cash used in investing activities was $1.6 million during the six months ended June 30, 2002, principally reflecting the purchases of investments and capital expenditures for property and equipment.

Cash provided by financing activities was $3.9 million for the six months ended June 30, 2002, due to the proceeds from the issuance of common stock.

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

Our success for the foreseeable future will be dependent on growth in demand for integrated circuits for DVD, filmless digital camera applications and, to a lesser extent, digital audio and video editing applications and our ability to market and sell our products to manufacturers who incorporate those types of integrated circuits into their products.

In 2001 and the first six months of 2002, we derived a substantial majority of our product revenues from the sale of integrated circuits for DVD applications. We expect that sales of our products for DVD applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications and, to a lesser extent, digital audio and video editing applications will also have an impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

Our customers experience fluctuating product cycles and seasonality, which causes our sales to fluctuate.

Because the markets our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventory of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both mature products and replacement products. A delay in the customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday period, and therefore a disproportionate percentage of our sales. We expect these sales fluctuations to continue for the foreseeable future.

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

•                  ALi Corporation;

•                  Atmel Corporation;

•                  Cirrus Logic (Crystal Semiconductor);

•                  ESS Technology, Inc.;

•                  Fujitsu;

•                  LSI Logic (including C-Cube Microsystems Inc. acquired during 2001);

•                  MediaTek Inc.

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

Many of our existing and potential competitors have substantially greater resources than ours in many areas, including:

•                  finances;

•                  manufacturing;

•                  technology;

•                  research and development;

•                  marketing; and

•                  distribution.

Many of our competitors have broader product lines and longer standing relationships with customers than we do. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. In addition, a number of private companies have announced plans for new products to address the same digital multimedia problems that our products address. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

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

Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease and any slowdown may have a negative effect on our business. During 2000 and the beginning of 2001, we also opened offices in Taipei, Taiwan, Hong Kong and Seoul, Korea. Our operations are subject to the economic and political uncertainties affecting these countries as well.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2001 and December 31, 2001, the closing sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $8.67 to a high of $27.03.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at June 30, 2002, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

Our 2002 Annual Meeting of Stockholders was held on June 21, 2002.  At the meeting, the following five persons nominated by management were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld
Levy Gerzberg	24,876,582	420,848
Uzia Galil	24,876,582	420,848
James D. Meindl	24,876,582	420,848
Arthur B Stabenow	24,876,582	420,848
Philip M. Young	24,876,582	420,848

The following additional items were voted upon at the meeting:

1.               A proposal to amend our 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,125,000 shares was approved by a vote of 18,737,847 shares for; 6,538,656 shares against; and 20,925 shares abstaining.

2.               A proposal to amend our 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 75,000 shares was approved by a vote of 23,982,745 shares for; 1,299,111 shares against; and 15,572 shares abstaining.

3.               Proposals to amend our 1995 Outside Directors Stock Option Plan (a) to increase the number of shares of common stock reserved for issuance thereunder by 75,000 shares and (b) to increase the size of the option granted annually to each outside director from 7,200 shares to 15,000 shares were approved by a vote of 21,027,295 shares for; 4,248,035 shares against; and 22,098 shares abstaining.

4.               A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002 was approved by a vote of 23,551,857 shares for; 1,733,486 shares against; and 12,087 shares abstaining.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		10.1	1993 Stock Option Plan, as amended to date.
		10.2	1995 Outside Directors Stock Option Plan, as amended to date.
		10.3	Amended and Restated 1995 Employee Stock Purchase Plan, as amended to date.
		99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
		99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

	(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: August 14, 2002	/s/ Karl Schneider
Karl Schneider
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)