Form 10-Q
period 2002-09-30
ZORAN CORP \DE\
filed 2002-11-15
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes  ☒                  No  ☐

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of October 31, 2002 was 27,191,727.

ZORAN CORPORATION

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$20,678	$20,287
Short-term investments	97,855	89,818
Accounts receivable, net	34,449	33,367
Inventory	21,695	15,681
Prepaid expenses and other current assets	5,271	5,130
Total current assets	179,948	164,283

Property and equipment, net	6,670	7,159
Other investments	87,975	89,727
Goodwill	59,131	59,131
Intangible assets	4,116	11,044

	$337,840	$331,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,040	$16,705
Accrued expenses and other liabilities	19,620	16,801
Total current liabilities	32,660	33,506

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 27,156,498 and 26,702,781 shares issued and outstanding	27	27
Additional paid-in capital	396,563	391,665
Warrants	—	717
Deferred stock-based compensation	(93)	(375)
Accumulated other comprehensive loss	(2,629)	(6)
Accumulated deficit	(88,688)	(94,190)
Total stockholders’ equity	305,180	297,838

	$337,840	$331,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$43,814	$28,976	$105,118	$66,913
Software, licensing and development	243	1,448	4,023	5,028
Total revenues	44,057	30,424	109,141	71,941

Costs and expenses:
Cost of product sales	25,349	18,971	64,740	43,075
Research and development	5,880	5,210	16,922	17,100
Selling, general and administrative	6,697	5,416	18,342	15,819
Amortization of goodwill and other intangibles	2,319	10,808	7,209	32,425
Total costs and expenses	40,245	40,405	107,213	108,419

Operating income (loss)	3,812	(9,981)	1,928	(36,478)

Interest and other income, net	1,676	2,412	4,987	7,763

Income (loss) before income taxes	5,488	(7,569)	6,915	(28,715)

Provision for income taxes	781	486	1,413	557

Net income (loss)	$4,707	$(8,055)	$5,502	$(29,272)

Basic net income (loss) per share	$0.17	$(0.31)	$0.20	$(1.12)

Diluted net income (loss) per share	$0.17	$(0.31)	$0.19	$(1.12)

Shares used to compute basic net income (loss) per share	27,150	26,253	27,018	26,060

Shares used to compute diluted net income (loss) per share	28,089	26,253	28,687	26,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$5,502	$(29,272)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, amortization and other	1,804	3,022
Amortization of goodwill and other intangibles	7,209	32,017
Realized loss on exchange of marketable securities	696	—
Changes in current assets and liabilities:
Accounts receivable	(970)	(3,618)
Inventory	(6,014)	(1,596)
Prepaid expenses and other current assets	(141)	1,309
Accounts payable	(3,665)	2,631
Accrued expenses and other liabilities	2,998	(1,014)
Net cash provided by operating activities	7,419	3,479

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,308)	(3,120)
Purchases of investments	(129,488)	(160,558)
Sales of investments	37,686	14,404
Maturities of investments	81,901	143,093
Purchases of long-term equity investments	—	(1,171)
Net cash used in investing activities	(11,209)	(7,352)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	4,181	4,753
Repurchases of Common Stock	—	(3,867)
Net cash provided by financing activities	4,181	886

Net increase (decrease) in cash and cash equivalents	391	(2,987)

Cash and cash equivalents at beginning of period	20,287	16,099

Cash and cash equivalents at end of period	$20,678	$13,112

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

2.             Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$4,707	$(8,055)	$5,502	$(29,272)
Unrealized gain (loss) on marketable investments	(953)	1,170	(2,623)	(623)
Comprehensive income (loss)	$3,754	$(6,885)	$2,879	$(29,895)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on short-term and long-term marketable securities.

3.             Balance Sheet Components (in thousands):

	September 30, 2002	December 31, 2001
Inventory:
Work-in-process	$6,172	$3,119
Finished goods	15,523	12,562

	$21,695	$15,681

4.             Goodwill and Other Intangible Assets

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company has performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002. The Company is in the process of conducting its annual impairment assessment. The Company does not anticipate that the completion of this assessment will have a material impact on its financial position, results of operations, or cash flows.

Components of Acquired Intangible Assets (in thousands):

		September 30, 2002		December 31, 2001
	Weighted Avg. Life (Years)	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets
Covenant not to compete	3	$800	$600	$800	$400
Patents	3	900	675	900	450
Core technology	3	8,060	5,203	8,060	3,187
Completed technology	2	10,760	10,479	10,760	6,382
Customer base	3	1,560	1,007	1,560	617

Total		$22,080	$17,964	$22,080	$11,036

During the quarter ended September 30, 2002, the Company incurred $2.3 million in charges related to the amortization of acquired intangible assets associated with the acquisitions of PixelCam Inc. and Nogatech Inc. in June and October 2000, respectively. The Company will incur charges of $1.2 million for the balance of 2002 and $2.9 million for 2003 related to the amortization of these acquired intangible assets.

Reconciliation of Net Income (Loss) Excluding Goodwill Amortization (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss):
Net income (loss), as reported	$4,707	$(8,055)	$5,502	$(29,272)
Add back goodwill amortization	—	8,383	—	25,149
Adjusted net income (loss)	$4,707	$328	$5,502	$(4,123)

Basic net income (loss) per share:
Net income (loss), as reported	$0.17	$(0.31)	$0.20	$(1.12)
Add back goodwill amortization	—	0.32	—	0.97
Adjusted net income (loss)	$0.17	$0.01	$0.20	$(0.15)

Diluted net income (loss) per share:
Net income (loss), as reported	$0.17	$(0.31)	$0.19	$(1.12)
Add back goodwill amortization	—	0.32	—	0.97
Adjusted net income (loss)	$0.17	$0.01	$0.19	$(0.15)

5.             Interest and Other Income, Net

On February 1, 2002, Roxio Inc. (“Roxio”) acquired MGI Software Inc (“MGI”). As of the date of acquisition, the Company held approximately 373,000 shares of MGI common stock. Upon consummation of the acquisition, the Company’s MGI common stock was exchanged for 18,843 shares of Roxio common stock. In connection with the exchange, the Company recorded a realized loss of $696,000 and established a new cost basis of its Roxio common stock. The cost basis for the Company’s Roxio common stock is the fair value of the stock on the date of the exchange.

6.             Income Taxes

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

7.             Earnings Per Share

Computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Net income (loss) available to common stockholders	$4,707	27,150	$0.17	$(8,055)	26,253	$(0.31)

Effects of Dilutive Securities:
Stock Options	—	939		—	—

Diluted EPS:
Income (loss) available to common stockholders	$4,707	28,089	$0.17	$(8,055)	26,253	$(0.31)

	Nine Months Ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Net Income (loss) available to common stockholders	$5,502	27,018	$0.20	$(29,272)	26,060	$(1.12)

Effects of Dilutive Securities:
Stock Options	—	1,646		—	—
Warrants	—	23		—	—

Diluted EPS:
Income (loss) available to common stockholders	$5,502	28,687	$0.19	$(29,272)	26,060	$(1.12)

8.             Repurchase of Common Stock

During the nine months ended September 30, 2001, the Company repurchased 382,500 shares of its common stock for $3.9 million.

9.             Stock Split

On April 21, 2002, the Company’s Board of Directors approved a three-for-two split of our common stock which was effected in the form of a 50 percent stock dividend, paid on May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

10.          Recently Issued Accounting Standard

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

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections.” SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal 2003. The Company does not expect that the adoption of SFAS 145 will have a material impact on its financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, (“SFAS 146”), “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 for its fiscal year beginning January 1, 2003 and does not expect that the adoption will have a material impact on its financial position, results of operations, or cash flows.

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

Overview

From our inception in 1981 through 1991, we derived the substantial majority of our revenue from digital filter processors and vector signal processors used principally in military, industrial and medical applications. In 1989, we repositioned our business to develop and market data compression products for the evolving multimedia markets and discontinued development of digital filter processor and vector signal processor products. In 1994, we discontinued production of these products. Our current lines of digital audio and video products include integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, filmless digital cameras and video editing systems.

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

Results of Operations

Revenues

Total revenues were $44.1 million and $109.1 million for the three and nine month periods ended September 30, 2002, compared to $30.4 million and $71.9 million for the same periods of 2001, representing increases of 44.8% and 51.7% for the respective periods.  For the three and nine month periods ended September 30, 2002, product revenues were $43.8 million and $105.1 million, compared to $29.0 million and $66.9 million for the same periods in 2001, increases of 51.2% and 57.1%, respectively.  The increase in product sales for the quarter was primarily driven by increased sales in our DVD and digital camera product lines of $9.4 million and $3.5 million, respectively. The increased sales for both product lines were due to increased unit shipments. DVD products again accounted for the majority of our total product sales, representing 77% of the total for the quarter. We expect DVD sales to continue to comprise the majority of our product sales for the balance of 2002. Software, licensing and development revenues were $243,000 and $4.0 million, respectively, for the three and nine month periods ended September 30, 2002, compared to $1.4 million and $5.0 million for the same periods of 2001, representing decreases of 83.2% and 20.0% for the respective periods. We did not enter into any new licensing or development agreements during the current quarter. These declines are not necessarily indicative of a developing trend as revenue from licensing and development activities tends to fluctuate significantly from quarter to quarter.

Product Gross Margin

Product gross margins were 42.1% and 38.4% of product revenues for the three and nine month periods ended September 30, 2002, compared to 34.5% and 35.6% for the same periods of 2001. The increase in product gross margin for the quarter ended September 30, 2002 was due to margin improvements in our DVD product line resulting from a higher percentage of newer, more cost effective DVD products that are not required to be sold in combination with DVD CPU companion chips which, historically, were sold at low margins. Management currently anticipates that product gross margins for the quarter ending December 31, 2002 will remain at levels comparable to those experienced in the quarter ended September 30, 2002.

Research and Development

Research and development (“R&D”) expenses were $5.9 million and $16.9 million for the three and nine month periods ended September 30, 2002, compared to $5.2 million and $17.1 million for the same periods of 2001. R&D expenses increased quarter-over-quarter as a result of increased tape-out expenses. As a percentage of revenues, R&D expenses decreased to 13.3% and 15.5% for the three and nine month periods ended September 30, 2002, compared to 17.1% and 23.8% for the same periods of 2001 primarily as a result of increased revenues. Management currently expects that gross R&D expenses for the quarter ending December 31, 2002 will be relatively unchanged from the quarter ended September 30, 2002.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $6.7 million and $18.3 million for the three and nine month periods ended September 30, 2002, compared to $5.4 million and $15.8 million for the same periods of 2001. The increase quarter over quarter was principally due to $768,000 of increased marketing and application expenses to support planned revenue growth in our Asia Pacific markets and $243,000 of increased product marketing expenses related to the development of our digital camera products. As a percentage of revenues, SG&A expenses were 15.2% and 16.8% for the three and nine month periods ended September 30, 2002, compared to 17.8% and 22.0% for the same periods of 2001. SG&A expenses as a percent of total revenues decreased as a result of increased revenues. Management currently anticipates that for the quarter ending December 31, 2002, SG&A spending will increase compared to the quarter ended September 30, 2002 as we continue to build our presence in Asia Pacific.

Amortization of Goodwill and Other Intangibles

Based on the adoption of Financial Accounting Standards Board (FASB) Statements Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” (“SFAS 141” and “SFAS 142”), we did not record charges for the amortization of goodwill during the quarter or nine months ended September 30, 2002. For the same periods last year, we recorded charges of $8.4 million and $25.1 million, respectively, in connection with our acquisitions of PixelCam Inc. and Nogatech Inc. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company has performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002. We are currently in the process of conducting our annual impairment assessment and we do not anticipate that the completion of this assessment will have a material impact on our financial position, results of operations, or cash flows.

During the three and nine months ended September 30, 2002, we incurred charges of $2.3 million and $6.9 million, respectively, related to the amortization of other intangible assets, the same as incurred for the comparable periods last year.

Interest and Other Income, Net

Net interest and other income for the three and six month periods ended September 30, 2002 was $1.7 million and $5.0 million, respectively, a decrease of 30.5% and 35.8% compared to the same periods in 2001. The decrease was a reflection of the decrease in market interest rates.

On February 1, 2002, Roxio Inc. (“Roxio”) acquired MGI Software Inc (“MGI”). As of the date of acquisition, we held approximately 373,000 shares of MGI common stock. Upon consummation of the acquisition, our MGI common stock was exchanged for 18,843 shares of Roxio common stock. In connection with the exchange, we recorded a realized loss of $696,000 and established a new cost basis of our Roxio common stock. The cost basis for our Roxio common stock is the fair value of the stock on the date of the exchange.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles, our estimated effective tax rate was reduced from 15% for the three and nine months ended September 30, 2001 to 10% for the three and nine months ended September 30, 2002. The Company has booked a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel. We anticipate utilizing the 10% tax rate for the foreseeable future.

Liquidity and Capital Resources

At September 30, 2002, we had $20.7 million of cash and cash equivalents, $97.9 million of short-term investments and $147.3 million of working capital. In addition, we had $84.3 million of investments in long-term marketable securities at September 30, 2002.

Our operating activities provided cash of $7.4 million during the nine months ended September 30, 2002, primarily due to net income adjusted for the non-cash impact of depreciation and amortization of $14.5 million, and a $3.0 million increase in accrued expenses. Use of cash was associated with a $6.0 million increase in inventory and a $3.7 million decrease in accounts payable. The increase in inventory was the result of increased purchases of our DVD chips that incorporate the functionality of our CPU companion chip. Changes to accrued expenses and accounts payable were due to normal timing differences in our payment patterns.

Cash used in investing activities was $11.2 million during the nine months ended September 30, 2002, principally reflecting the purchases of short-term and long-term marketable investments net of proceeds from sales and maturities of $9.9 million and capital expenditures for property and equipment of $1.3 million.

Cash provided by financing activities was $4.2 million for the nine months ended September 30, 2002, due to the proceeds from the issuance of common stock.

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

Future Performance and Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

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

Our success for the foreseeable future will be dependent on growth in demand for integrated circuits for DVD and filmless digital camera applications and, to a lesser extent, digital audio and video editing applications and our ability to market and sell our products to manufacturers who incorporate those types of integrated circuits into their products.

In 2001 and the first nine months of 2002, we derived a substantial majority of our product revenues from the sale of integrated circuits for DVD applications. We expect that sales of our products for DVD applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications and, to a lesser extent, digital audio and video editing applications will also have an impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

•                  lack of control over delivery schedules;

•                  lack of control over quality assurance;

•                  lack of control over manufacturing yields and cost; and

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

Competition in the compression technology market has historically been dominated by large companies, such as STMicroelectronics, and companies that develop and use their own integrated circuits, such as Sony. As this market continues to develop, we face competition from other large semiconductor vendors, including:

•                  ALi Corporation;

•                  Atmel Corporation;

•                  Cirrus Logic (Crystal Semiconductor);

•                  ESS Technology, Inc.;

•                  Fujitsu;

•                  LSI Logic;

•                  MediaTek Inc.

•                  Motorola;

•                  Omnivision Technologies, Inc.;

•                  Sunplus Technology; and

•                  Texas Instruments.

We also face competition from internally developed solutions developed and used by major Japanese original equipment manufacturers, who may also be our customers.

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

Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease and any slowdown may have a negative effect on our business. During 2000 and 2001, we also opened offices in Taipei, Taiwan, Hong Kong and Seoul, Korea. Our operations are subject to the economic and political uncertainties affecting these countries as well.

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

Any acquisitions or strategic investments we make could disrupt our business and severely harm our financial condition.

We have made investments in, and acquisitions of, complementary companies, products and technologies. During 2000, we acquired PixelCam and Nogatech, and we may acquire additional businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•                  issue stock that would dilute our current stockholders’ percentage ownership;

•                  incur debt;

•                  assume liabilities;

•                  incur expenses related to the future impairment of goodwill and the amortization of other intangible assets; or

•                  incur other large write-offs immediately or in the future.

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

In 2001, we did not receive proceeds from grants for research and development from the Chief Scientist in Israel’s Ministry of Industry and Trade. However, we did receive an aggregate of $333,000 in such grants during 2000. We plan to seek additional grants from the Chief Scientist in the future. To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis.  If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs. We also receive tax benefits, in particular exemptions and reductions as a result of the “Approved Enterprise” status of our existing operations in Israel. To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at September 30, 2002, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
99.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: November 14, 2002	/s/ Karl Schneider
Karl Schneider
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF

CHIEF EXECUTIVE  OFFICER

I, Levy Gerzberg, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Zoran Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Levy Gerzberg
Levy Gerzberg
President and
Chief Executive Officer
Dated: November 14, 2002

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

I, Karl Schneider, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Zoran Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Karl Schneider
Karl Schneider
Vice President, Finance and
Chief Financial Officer

Dated: November 14, 2002