Form 10-K
period 2002-12-31
ZORAN CORP \DE\
filed 2003-03-31
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 28, 2002, as reported on the Nasdaq National Market, was approximately $618,000,000.  Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of March 17, 2003: 27,399,578

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant’s 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

PART I

This report includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Performance and Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from historical results or those currently anticipated.  In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

We were incorporated in California in December 1981 and reincorporated in Delaware in November 1996. Our corporate headquarters are located at 3112 Scott Boulevard, Santa Clara California 95054, and our telephone number is (408) 919-4111. Our website can be found at www.zoran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K, and any amendments to those reports, are available free of charge on our website under “Investor Relations / SEC Documents” as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

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

One of the most significant barriers to the widespread adoption of digital technology had been the huge amount of data required to represent images and sounds in a digital format, making cost-effective storage or transmission impractical. Through digital compression techniques, a substantial number of the redundancies inherent in audio and video data can be identified and eliminated, significantly reducing the overall amount of data which needs to be retained. Compression techniques introduced in the early 1990s allowed a two-hour movie to be compressed and stored on only two video CDs with video resolution comparable to that of a standard VHS tape. More recent techniques allow the storage of a full-length movie of more than three hours on a single DVD, with substantially improved audio and video quality and the incorporation of additional data, such as additional languages, scenes and director and actor commentary. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a standard personal computer, thereby permitting the data to be accessed and edited easily. Digital audio compression allows efficient storage and delivery of multi-channel audio, making possible high-quality special effects such as multi-channel surround sound, virtual surround sound and wireless audio delivery via two speakers or headphones. In the field of still photography, digital compression allows dozens or hundreds of digital pictures to be stored on a single memory card, depending on the resolution desired.

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

These industry standard techniques have enabled the dramatic growth in digital multimedia markets, including:

•                                          DVD Players and Recorders. DVD players and recorders use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback or recording than is possible with VCR or video CD technology. According to Cahners In-Stat Group, Sales of DVD players are expected to grow from approximately 53 million units in 2002 to almost 84 million units by 2006.  Sales of DVD recorders are expected to grow from approximately 1. million units in 2002 to approximately 31 million in 2006.

•                                          Filmless Digital Cameras. Filmless digital cameras use JPEG compression technology to capture high resolution images that can be viewed, edited and stored on a computer system and transmitted over telephone lines and computer networks. According to Cahners In-Stat and other marketing research firms, sales of megapixel digital cameras are expected to grow from approximately 24 million units in 2002 to just under 47 million units in 2006.

Additional products and markets are developing based on these established compression standards as well as compression technologies such as Meridian Lossless PCM, or MLP, a new standard for DVD audio, Microsoft Windows Media Audio, or WMA, and MP3, a compression standard for the download of audio recordings from the Internet.

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

Zoran Solutions

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video and audio applications. We were a pioneer in the development of high performance digital signal processor products, and have developed expertise in digital signal processing, integrated circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing and video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solution are:

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

Focus On High-Growth Applications. Our strategy is to focus on providing digital video and audio solutions for emerging high-growth consumer electronics, PC and communications applications. Our current focus markets include DVD players and recorders, filmless digital cameras, digital television, or DTV, professional and consumer video editing systems and digital speakers and audio systems.

Leverage Existing Technology and Expertise. We intend to continue to identify those markets that we believe have the highest growth potential for our products and to actively pursue those markets. Our proprietary digital signal processing and compression technologies can be used to serve emerging markets for digital video and audio. Potential markets include home network audio and video appliances, as well as personal digital video and audio devices.

Further Penetrate Key International Markets. In 1998, we opened an office in Shenzhen, China. During 2000, we opened offices in Taiwan and Japan. In 2001, we opened offices in Korea and Hong Kong. We believe that by opening these offices we are better able to provide sales, marketing, and applications support for these growing consumer electronics markets.

Extend Technological Leadership. Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio and video. For example, our proprietary bit rate control technology has helped us provide reliable and inexpensive JPEG-based video compression, and our proprietary Virtual Multi-Channel Digital, or VMD, technology enables high-quality surround-sound effects from two low-cost audio speakers, rather than the four or five speakers required by other technologies. During 2000, we acquired PixelCam Inc., which enabled us to combine our Camera On A Chip, or COACH, processor with PixelCam’s CMOS sensor, providing a more integrated system. Furthermore, during 2000 we acquired Nogatech Inc., which provided us with low cost PC connectivity and MPEG-4 technologies.  We intend to continue to invest in our own research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

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

Video CD players are essentially CD audio players with MPEG 1 decoders and a video output. Video CD players offer video playback of near-VCR quality and two-channel stereo audio playback. Compression enables 60 to 70 minutes of video to be stored on a single CD. Video CD players can also play karaoke titles and were particularly popular in China, although we believe that the volume for these players has declined due to the growth of the DVD player market. We formerly sold MPEG 1-based products to manufacturers of stand-alone video CD players but are no longer selling these products for this market.

In 1998, the Chinese government adopted the Super Video CD standard. By utilizing MPEG 2 compression technology as well as graphics, Super Video CD offers substantially higher audio and video quality than is possible with a video CD player. The Super Video CD standard is also being replaced by DVD players.

DVD players, the latest generation of video playback systems, use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with VCRs, Video CD or Super Video CD players. DVD players are sold as stand-alone products and are also bundled with other functions including DVD+VCR combinations, DVD-Receivers and DVD+TV combinations. In addition, the DVD player can act as a platform for playback and editing of digital still images from digital cameras through integrated memory card slots or via direct connection to digital cameras. DVD players are also included in place of CD-ROM drives in some PCs, where they are referred to as DVD-ROMs. DVD-ROMs are also sold as upgrade products. The growth in the DVD market is demonstrated by the rapidly growing sales of DVD players, the increasing number of models and manufacturers, and the increasing number of DVD titles available for purchase and rent.

  Filmless Digital Cameras

Filmless digital cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color printers. In addition, digital cameras can be connected directly to a PC for downloading of pictures and to a television for displaying pictures. The original digital cameras were developed for the professional market and currently sell at prices of $1,000 to $3,000. As technology has advanced and manufacturing costs have decreased, digital cameras for the consumer market have been introduced in the $69 to $600 price range. Compression technology has also enabled the development of digital video security cameras and low cost digital video cameras for use with PCs.

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

  Digital Audio Systems

Digital audio facilitates enhanced audio playback with features such as multi-channel surround sound and virtual surround sound utilizing two channel technology. Many standards have emerged for the digital compression of audio.  Current digital audio compression standards in use include Dolby Digital, DTS, MLP and MP3. Dolby Digital and DTS are competing standards of audio compression for use in multi-channel digital surround sound systems in movie theaters and at home. MLP was developed for audio compression in DVD audio. MP3 is one of the compression standards recognized for the download of audio recordings over the Internet. Our audio integrated circuits support all of these standards. The principal products using compressed digital audio in the consumer market are DVD players and recorders, PCs incorporating DVD-ROMs, digital speakers and portable MP3 players.

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

CMOS  Sensor Technology. With the widespread availability of inexpensive complementary metal oxide semiconductor, or CMOS, fabrication facilities, image sensor designers are now able to offer a single chip solution to perform the “light-to-bytes” function at a quality level that is competitive with the long established charge coupled device, or CCD, sensor technology, but with far greater operational flexibility and at much lower power consumption. CMOS sensors can scan in a variety of modes and directions and perform analog-domain pre-processing of the signal which may be advantageous from a system perspective. Although the greater pixel circuit complexity results in a larger imager today, progress is being made to both reduce the geometry of the pixel and use more aggressive design rules. The result will be a sensor which provides both cost reduction and performance enhancement benefits to the system designer over the traditional CCD-based solution.

Zoran CMOS Sensor Technology. The PixelCam ZR32112 and ZR32312 are high performance 1.3 megapixel CMOS image sensors that are ideal for digital still and video imaging products. Using our proprietary Distributed-Pixel Amplifier design, the pixel response is independent of its distance from each column’s CDS circuitry. This unique architecture results in an extremely uniform pixel array with low fixed-pattern noise without the need for off-chip background frame subtraction circuitry. The bank of analog front-end circuits quantizes each pixel to 10 bit resolution. This highly parallel approach eases speed requirements on individual analog circuits and reduces overall power consumption. Separate programmable red, green and blue PGA circuits enable analog-domain color balance. The flexibility of these sensors’ output image format permits the tradeoff between resolution and frame rate. The image output may also be horizontally “mirrored” and vertically “flipped”.

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

MPEG 4 builds on the experience of the MPEG 1 and MPEG 2 standards, which are currently used in digital video applications. MPEG 4 is rich in features, and can be customized to serve the needs of specific industries while preserving a high level of interoperability across a variety of applications. It allows a new level of interaction with visual content, providing the ability to view, access and manipulate objects rather than pixels. MPEG 4’s impact is especially significant in video streaming, digital television, mobile multimedia and game applications.

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

Zoran Audio Technology. Working closely with Dolby Laboratories, we have developed a programmable audio digital signal processing engine with an architecture optimized for Dolby Digital and other demanding audio applications and we were the first to develop a single-chip solution for Dolby Digital decoding. Our Vaddis DVD decoders and audio processors now incorporate this engine to allow systems manufacturers to replace system components with software modules, differentiate their products from their competition, use our SiliconSoftware® library of advanced audio algorithms, and reduce system costs and time to market. In addition to Dolby Digital, our DVD decoders and audio processors support all principal audio compression standards, including DTS, MLP and MP3. Our integrated circuits also include additional functions such as Virtual Multi-Channel Digital, surround sound for headphones, High-Definition CD, karaoke processing and speaker equalization.

Products

Our multimedia product line consists of four principal product families:

•                                          DVD—video and audio compression and decompression products based on MPEG, Dolby Digital and DTS;

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

The following table lists our principal multimedia integrated circuits currently in production, including the months in which initial production units were first made available to customers:

PRODUCT FAMILY	PRODUCTS	INITIAL COMMERCIAL SHIPMENT	PRINCIPAL APPLICATIONS
	Vaddis IV Integrated DVD decoder (ZR36730)	June 1999
	Vaddis IV-LC Integrated DVD decoder (ZR36732)	November 2000
DVD	Vaddis V Integrated DVD decoder (ZR36750)	May 2001
	Vaddis 5E Integrated DVD decoder (ZR36742)	June 2002	DVD players and recorders
	Vaddis 6 Integrated DVD integrated servo processor and decoder (ZR36768)	December 2002

	Filmless digital camera processor—COACH-LC (ZR36420)	March 2000
FilmlessDigital Cameras	Filmless digital camera processor—COACH-V (ZR36430)	June 2002	Filmless digital cameras, security
	CMOS sensor (ZR32112)	July 2000
	CMOS sensor (ZR32312)	August 2002

	JPEG codec (ZR36060)	February 1997	PC video editing, security
	JPEG PCI multimedia controller (ZR36067)	September 1997	PC video editing
PC Video	USB multimedia controller (ZR36503)	June 1998	PC-TVs, PC digital cameras, video capture devices
	USB multimedia controller (ZR36504)	December 1999	PC-TVs, PC digital cameras, PC set-top boxes, cable modems

Digital Audio	Programmable Digital audio processor (ZR38601)	December 1998	Digital speakers for home theater, computers and gaming consoles
	Multi-standard Programmable Digital audio processor (ZR38650)	December 1998	Audio/video receivers, 3D headphones

DVD. Our Vaddis decoders perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DTS and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis has additional computation power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers and the Vaddis. The Vaddis IV-LC incorporates a more powerful audio digital signal processor that enables the support of advanced audio algorithms like MPEG 5.1, and DTS and audio DVD, which are needed in today’s DVD player systems. The Vaddis 5E incorporates a host controller and progressive scan output and is targeted for the entry to mid-range segment of the market. The Vaddis V integrates the host controller and incorporates DVD-Audio capability and progressive scan output features that are part of current high-end DVD player systems. The Vaddis 6 is a DVD system on a chip which integrates the functionality of the Vaddis 5E with the functionality of the front-end servo and read channel, further reducing chip count and system cost for DVD player manufacturers. Vaddis decoders are being used in DVD players manufactured by Orion, Samsung, Sanyo, Sharp, Toshiba and others. We provide full reference designs of DVD players, based on our Vaddis chips, that help our customers accelerate their time to market for their products.

Filmless Digital Camera Products. Our JPEG technology is used in filmless digital cameras. In September 1999, we introduced the Camera On A CHip, or COACH—an integrated system on a chip solution that includes most of the electronics of a filmless digital camera. The COACH can be connected directly to a high-resolution (up to 4 mega pixel) CCD or CMOS sensor, process the video information in real time, compress the captured image in real time to a flash memory, interface an LCD or micro display and interface to all types of flash memory. Among the unique capabilities of the COACH is the ability to transfer in real-time, over a USB bus, high quality video to the PC and thus serve also as a PC video camera. The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH is supplemented by full filmless digital camera reference designs, “CamONTM” and “CamMiniTM,” shortening the time to market for COACH customers. Our PixelCam CMOS sensor products currently deliver CCD image quality with 1.3 megapixel resolution at one-half the power dissipation and twice the integration level of CCD sensors. The sensor’s architecture is scalable, which will enable higher resolution product offerings as the digital camera OEM’s needs change. These products also offer the digital camera manufacturer longer battery life and reduced “time to next shot”.

PC Video Products. Our ZR36060 codec is a compression/decompression device used for real time encoding and decoding of JPEG video for editing applications. It is fully compliant with JPEG standards. The ZR36060 utilizes our proprietary bit rate control technology for high quality video capture. The ZR36060 can be installed in a chipset that includes the ZR36067 motion controller for PCI board implementation or pre/post-processing devices such as an integrated color space/raster-to-block converter. The ZR36067 is a PCI motion JPEG controller targeting consumer-priced but professional quality desktop PCI video editing systems. The ZR36503 is a video chip for video communication across the USB channel to the PC. The ZR36504 chip incorporates video, audio and data streaming into a single chip for video, audio and data transfer across the USB channel to the PC.

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

Integrated Circuit Cores. We offer multimedia integrated circuit, or intellectual property (“IP”), cores which can be incorporated into our customers’ chips. For example, Zoran licenses a video decoder IP core for conversion of an NTSC, PAL, or SECAM TV signal into a format that allows the information in the TV signal to be displayed on a TV monitor. This IP core enables the integration of TV functionality into integrated circuits for LCD panels, LCD-TVs, Plasma Display TVs, set-top boxes, Digital TVs (“DTVs”), projector systems, PC video capture and other applications. Our video encoder IP cores perform the reverse function, converting component video data into an NTSC, PAL or SECAM TV signal. This IP core has applications in ICs for graphics display, set-top boxes, digital cameras, DTVs, DVD players, gaming systems and other applications.

Customers

The following table lists representative customers, as well as other OEMs who purchase our products through our resellers. Each of these customers and OEMs purchased, directly or indirectly, at least $100,000 of our products from January 1, 2002 through December 31, 2002:

PRODUCT FAMILY	DIRECT CUSTOMERS		OTHER OEMs
DVD	Alco Electronics LTD.	Samsung Electronics	Orion
	Alcom Electronics	Sanyo Electric	Sanyo
	Amoisonic Electronics Co., LTD.	Shenzhen Bao Tong Electronic	Sharp
	Beautiful Enterpirse Co. LTD.	Shenzhen HPT Electronics Co. LTD	Toshiba
	Daewoo Electronics Co., LTD.	Shenzhen Paragon Ind.
	Fly Ring Digital Technology	Sichuan Changhong Electronic Co.
	FM COM Corp.	Sky Wise Holdings LTD..
	Fujifilm	Tomen Electronics Corp.
	J&S Industrial Co.	Universal Pacific Co. LTD.
	Jiangsu Hongtu High Technology	Up-Today Industrial Co., LTD
	Marketa Semiconductor	Zenitron Corporation
	Mustek International, Inc.	Zhongshan Kenloon Lighing Co.
Newell Hong Kong

Digital Audio	Alco Electronics LTD.	Minton Optic Industry Co. LTD
	Amega Group Limited	Newell Hong Kong
CET LTD.

PC Video	Alcom Electronics	Sinoglobal Technology Inc.
	ATD Electronique	Solectron Technology Inc.
	Camtel Technology Corp.	Topas Electronic
	Edge Electronics Inc.	WUS Printed Circuit Co. LTD.
	Hauppauge Computer Works, Inc.	Zenitron Corporation

Filmless Digital Cameras	Chicony Electronics Co., LTD.	Newell Hong Kong
	Concord Camera HK Limited	Primax Electronics Ltd.
	CRS Electronic Co., LTD.	Samsung Techwin Co. LTD.
	DXG Technology Corp.	Sinoglobal Technology Inc.
	Edge Electronics Inc.	Smart Generation LTD.
	Fly Ring Digital Technology	Sunnic Technology & Merchandise
	Kinpo International LTD.	Tomen Electronics Corp.
	Konica Corporation	World Wide Licenses LTD.
	Mustek International Inc.	Zenitron Corporation

Fujifilm purchases our products primarily as a reseller. Fujifilm acts as our primary reseller in Japan and accounts for most of our product sales in Japan. During 2001, sales to Fujifilm accounted for 29.2% of our total revenues, including 30.6% of product sales. During 2002, sales to Fujifilm accounted for 36.6% of our total revenues, including 38.4% of product sales. During 2001, our four largest customers accounted for 56.3% of our revenues, and during 2002, our four largest customers accounted for 58.6% of our revenues.

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

We have historically generated a significant percentage of our total revenues from development contracts with our strategic partners. These development contracts provide that we will receive payments upon reaching certain development milestones and that we will retain ownership of the intellectual property developed. Development contracts have enabled us to fund portions of our product development efforts, to respond to the feature requirements of our customers, to accelerate the incorporation of our products into our customers’ products and to accelerate the time-to-market of our customers’ products. We anticipate however, that in the future, development contracts with strategic partners will fund a smaller portion of our development efforts then in the past.

We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation. These organizations fund up to 50% of incurred project costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. In 2000, we earned total grants of $333,000. We did not receive any grants from these organizations in 2001 or 2002. The terms of Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

As of December 31, 2002, we had a staff of 136 full-time and 30 part-time research and development personnel, 152 of whom are based in Israel.

Sales and Marketing

Our sales and marketing strategy is to focus on providing solutions, primarily compression related, for manufacturers seeking to design audio and video products for emerging high volume consumer applications. In cooperation with leading manufacturers of audio and video equipment in the commercial and consumer markets, we attempt to identify market segments which have the potential for substantial growth. To implement our strategy, we have established a direct sales force located at several sales and marketing offices, and a worldwide network of independent sales representatives and resellers. In some cases, our strategic partners also provide sales and marketing support.

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

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 29-person direct sales staff, of whom 3 are located in the United States and 26 are located internationally. Our United States sales staff is primarily responsible for sales in North America and South America. Our Israeli sales staff is primarily responsible for sales in Europe and the Middle East. Our sales staffs in China, Hong Kong, Japan, Korea and Taiwan are responsible for sales in their respective regions. In addition, we sell our products indirectly through 5 commissioned sales representatives as well as selected distributors. We typically warrant our products for a 12-month period. To date, we have not experienced material product returns or warranty expense.

We have opened offices in other parts of the world in order to better address specific markets. During 1998, we opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets. During 2000, we opened an office in Taipei, Taiwan in an effort to better address the digital camera market. As of December 31, 2002, we had a staff of 77 employees in our China office and 12 employees in our Taiwan office, including sales, applications and customer support employees. In addition, in 2001 we opened offices in Hong Kong and Korea which had staffs of six employees and seven employees, respectively, at December 31, 2002. These offices also provide sales, applications and customer support.

We distribute our DVD integrated circuit products in Japan primarily through Fujifilm. Fujifilm acts as the primary reseller in Japan of products developed by us under development contracts with Fujifilm. We may sell these products directly in Japan only to specified customers with Fujifilm’s consent. We also operate an office in Tokyo to help promote our products in Japan, manage the sales of products not sold through Fujifilm, such as integrated circuit cores and certain filmless digital camera and JPEG products, and provide applications support for some of our customers.

We sell our Dolby technology enabled products under a perpetual, non-exclusive license from Dolby to sell products that incorporate the Dolby Digital algorithm. We are not required to pay license fees or royalties to Dolby under this agreement. Our customers enter into license agreements directly with Dolby, pursuant to which they pay royalties to Dolby. Under our agreement with Dolby, we may sell our Dolby Digital-based products only to customers who are licensees of Dolby. To date, most potential customers for our Dolby Digital-based products are licensees of Dolby. However, the failure or refusal of potential customers to enter into license agreements with Dolby in the future could harm our sales.

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

Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC is currently manufacturing our DVD, audio, JPEG and some of our digital camera products. In addition, National Semiconductor manufactures some of our digital camera products. Hyundai and Fujitsu manufacture our USB multimedia controller chips. Our independent foundries fabricate products for other companies and may also produce products of their own design.

All of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.18 micron to 0.8 micron feature sizes. All of our semiconductor products are currently being assembled by one of seven independent contractors, ASE, Amkor, ASAT, Kingpak, Kyocera, STATS or Vate, and tested by those contractors or other independent contractors.

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

Competition

Our existing and potential competitors include many large domestic and international companies that have substantially greater resources in the areas of:

•                                          finance;

•                                          manufacturing;

•                                          technology;

•                                          marketing; and

•                                          distribution.

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. ALi Corporation, LSI Logic, ESS, Cirrus Logic, Matsushita, MediaTek, National Semiconductor, STMicroelectronics, Sony, Texas Instruments and Winbond have introduced integrated audio and video devices for DVD applications. These manufacturers, as well as others, are licensed by Dolby to incorporate Dolby Digital technology in their products. In addition, some manufacturers, including Sony, incorporate compression technologies other than Dolby Digital in audio products that compete with products using our integrated circuits. In the markets for JPEG-based products for use in filmless digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Atmel, Omnivision, Sunplus and Texas Instruments. Motorola is providing CMOS sensor products.   In the market for JPEG-based products for desktop video editing applications, our principal competitors are Divio and Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Motorola, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products.

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

Proprietary Rights and Licenses

Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limit access to our proprietary information. We currently hold several U.S. patents, and have additional patent applications pending, that pertain to technologies and processes relating to our current business. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums that license patents relating to the MPEG standard has created uncertainty with respect to the use and enforceability of patents implementing that standard. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of December 31, 2002, we had 311 full-time and 68 part-time and contract employees, including 136 full-time and 30 part-time and contract employees primarily involved in research and development activities, 159 in marketing and sales, 40 in finance and administration and 14 in manufacturing control and quality assurance. We have 151 full-time employees and 36 part-time and contract employees based in Israel, including 166 employees who are primarily involved in engineering and research and development. We have 75 employees at our facilities in Santa Clara, California. The remaining employees are located in our international offices in Canada, China, Hong Kong, Japan, Korea and Taiwan. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 2.                Properties.

Our executive offices, our principal administration, marketing and sales operations and a portion of our research and development operations are located in approximately 24,000 square feet of leased space in Santa Clara, California under a lease expiring in March 2003. Our principal research and development and engineering facilities and the balance of our administration, marketing and sales operations are located in approximately 27,000 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in 2005. In addition, we maintain a small research and development facility in Toronto, Canada. The aggregate annual gross rent for our facilities was approximately $1.7 million in 2002. We also lease sales offices in Tokyo, Japan, Taipei, Taiwan, Shenzhen, China, Hong Kong and Seoul, Korea. See Note 9 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.                Legal Proceedings.

We are not a party to any pending legal proceedings which we believe will materially affect our financial condition or results of operations.

Item 4.                Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

Executive Officers

The names of our executive officers and their ages as of December 31, 2002 are as follows:

NAME	AGE	POSITION

Levy Gerzberg, Ph.D	58	President, Chief Executive Officer and Director
Camillo Martino	41	Executive Vice President and Chief Operating Officer
Isaac Shenberg, Ph.D	51	Senior Vice President, Business and Strategic Development
Karl Schneider	48	Vice President, Finance and Chief Financial Officer

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

Camillo Martino joined Zoran as Executive Vice President and Chief Operating Officer in August 2001. From January 2001 through July 2001, Mr. Martino served as Chief Executive Officer of Merinta Inc., a subsidiary of Boundless Corporation, engaged in the business of delivering integrated Linux-based internet appliance solutions to network operators.  Mr. Martino served as Marketing Director for National Semiconductor from May 2000 to December 2000. From February 2000 to May 2000, he served as Vice President & General Manager - International Operations for Netpliance Inc., an internet appliance company. From January 1997 through February 2000, Mr. Martino served in various director of marketing positions for National Semiconductor. Mr. Martino holds a M.S. in Digital Communications from Chisholm Institute of Technology, now part of Monash University, and a B.S. in Electrical Engineering from the University of Melbourne.

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

PART II

Item 5.                Market for the Registrant’s Common Stock and Related Stockholder Matters.

We effected our initial public offering of our common stock on December 15, 1995.  Since that date, our common stock has been quoted on the Nasdaq National Market under the symbol “ZRAN.” The following table sets forth the high and low closing sales price of our common stock as reported on The Nasdaq National Market for the periods indicated, as adjusted to reflect a three-for-two stock split in May 2002:

	High	Low
2001:
First Quarter	$14.79	$8.67
Second Quarter	$19.81	$9.67
Third Quarter	$27.03	$11.40
Fourth Quarter	$25.42	$13.68

2002:
First Quarter	$29.39	$18.87
Second Quarter	$31.81	$19.00
Third Quarter	$20.99	$10.54
Fourth Quarter	$23.51	$9.11

As of December 31, 2002, there were 244 holders of record of our common stock.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:
Product sales	$141,314	$100,012	$67,782	$52,887	$33,465
Software, licensing and development	7,803	7,697	11,889	8,787	10,760
Total revenues	149,117	107,709	79,671	61,674	44,225

Costs and expenses:
Cost of product sales	86,904	64,740	37,993	28,523	19,036
Research and development	22,083	23,210	18,628	12,651	13,548
Selling, general and administrative	24,856	21,330	19,148	14,251	11,551
Amortization of intangible assets	8,443	9,697	1,982	—	—
Amortization of goodwill and write-off of acquired in-process research & development	—	33,536	29,787	—	—
Total costs and expenses	142,286	152,513	107,538	55,425	44,135

Operating income (loss)	6,831	(44,804)	(27,867)	6,249	90
Interest income	7,053	9,853	9,280	1,467	1,194
Other income (loss)(1)	(6,614)	151	(51)	118	(123)
Income (loss) before income taxes	7,270	(34,800)	(18,638)	7,834	1,161
Provision for income taxes	1,572	1,265	1,970	1,175	232
Net income (loss)	$5,698	$(36,065)	$(20,608)	$6,659	$929
Basic net income (loss) per share(2)	$0.21	$(1.38)	$(0.91)	$0.41	$0.06
Diluted net income (loss) per share(2)	$0.20	$(1.38)	$(0.91)	$0.36	$0.06
Shares used to compute basic net income (loss) per share(2)	27,095	26,190	22,605	16,266	15,063
Shares used to compute diluted net income (loss) per share(2)	28,629	26,190	22,605	18,374	16,679

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and short-term investments	$137,075	$110,105	$175,638	$145,632	$19,175
Working capital	159,288	130,777	197,719	157,583	30,830
Total assets	342,616	331,344	359,466	182,468	49,170
Accumulated deficit	(88,492)	(94,190)	(58,125)	(37,517)	(44,176)
Total stockholders’ equity	311,012	297,838	331,454	163,445	36,186

(1)          See Note 5 of Notes to Consolidated Financial Statements

(2)          See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income (loss) per share.

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

Our cost of product sales consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. If we are unable to reduce our cost of product sales to offset anticipated decreases in average selling prices, our product gross margins will decrease. Our product gross margin is also dependent on product mix and on the percentage of products sold directly to our OEM customers versus indirectly through our marketing partners who purchase our products at lower prices but absorb most of the associated marketing and sales support expenses, maintain inventories and provide customer support and training. Lower gross margins on sales to resellers are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm, our strategic partner and reseller in Japan. Fujifilm provides more sales and marketing support than our other resellers. We expect both product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

We also derive revenue from licensing our software and other intellectual property. Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee. In addition, we have historically generated a significant percentage of our total revenues from development contracts, primarily with key customers, although development revenue has declined substantially as a percentage of total revenues over the past several years. These development contracts have provided us with partial funding for the development of some of our products. These development contracts provide for license and milestone payments which are recorded as development revenue. We classify all development costs, including costs related to these development contracts, as research and development expenses. We retain ownership of the intellectual property developed by us under these development contracts. While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

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

Our selling, general and administrative expenses consist primarily of employee-related expenses, product promotion, other professional services, sales commissions and royalties. We expect that selling, general and administrative expenses will continue to increase to support our anticipated growth.

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

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israeli subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2003 and 2020, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2003.

In June 2000, we acquired PixelCam, Inc., a manufacturer of megapixel CMOS image sensors, in exchange for 556,248 shares of our common stock and options to purchase 6,252 shares of our common stock with an aggregate value of $24.6 million. The acquisition was accounted for under the purchase method of accounting. See Note 14 of Notes to Consolidated Financial Statements.

On October 26, 2000, we acquired Nogatech Inc., a provider of chips that compress digital video images and establish connections, or video connectivity, between video devices and computers, as well as between video devices across a variety of networks, in exchange for 3,801,839 shares of our common stock and options to purchase 252,708 shares of our common stock with an aggregate value of $163.6 million. The acquisition was accounted for under the purchase method of accounting. See Note 14 of Notes to Consolidated Financial Statements.

On April 21, 2002, our Board of Directors approved a three-for-two split of our common stock which was effected in the form of a fifty percent stock dividend, paid on May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

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

•                                          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of certain of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                                          We hold minority interests in private companies having operations or technology in areas within our strategic focus. At December 31, 2002, these investments totaled $1.2 million. We record an investment impairment charge when we believe an investment has experienced a decline in value. We assess the value of this investment principally by using information acquired from the investee, including historical and projected financial performance and recent funding events. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value thereby possibly requiring an impairment charge in the future. In 2002, we recorded non-cash investment impairment charges of $2.4 million in conjunction with investments in private companies.

•                                          We assess the impairment of long-lived assets, identifiable intangibles and related goodwill annually or sooner if events or changes in circumstances indicate that the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. Factors, which could trigger an impairment review, include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

•                                          We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. In the event actual results differ from these expectations, then the resulting impact to income would be assessed in the period such determination was made.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	94.8%	92.9%	85.1%
Software, licensing and development	5.2	7.1	14.9
Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	58.3	60.1	47.7
Research and development	14.8	21.6	23.4
Selling, general and administrative	16.7	19.8	24.0
Amortization of intangible assets	5.6	9.0	2.5
Amortization of goodwill and write-off of acquired in-process research & development	—	31.1	37.4
Total costs and expenses	95.4	141.6	135.0

Operating income (loss)	4.6	(41.6)	(35.0)
Interest income	4.7	9.2	11.6
Other income (loss)	(4.4)	0.1	—
Income (loss) before income taxes	4.9	(32.3)	(23.4)
Provision for income taxes	1.1	1.2	2.5

Net income (loss)	3.8%	(33.5)%	(25.9)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.  Total revenues increased by 38.4% to $149.1 million in 2002 from $107.7 million in 2001.  Product sales increased by 41.3% to $141.3 million in 2002 from $100.0 million in 2001. The increase in product sales resulted primarily from a $38.9 million increase in sales of DVD products and a $7.7 million increase in sales of filmless digital camera products. The increased product sales for both product lines were due to increased unit shipments. Offsetting these increases somewhat was a $6.0 million decrease in sales of PC video products due to lower unit shipments. Software, licensing and development revenues increased slightly to $7.8 million in 2002 from $7.7 million in 2001.

Product Gross Margin.   Product gross margin increased to 38.5% in 2002 compared to 35.3% in 2001.  The increase was due to margin improvements in our DVD product line resulting from a shift in product mix to a higher percentage of newer, more cost effective DVD products that are not required to be sold in combination with DVD CPU companion chips which, historically, were sold at low margins.

Research and Development.  Research and development (“R&D”) expenses decreased by 4.9% to $22.1 million in 2002 from $23.2 million in 2001. Gross R&D expenses decreased primarily as a result of the timing of major project expenses such as tape-outs. R&D expenses in 2002 and 2001 did not include any reimbursements from the Chief Scientist.  R&D expenses decreased as a percentage of total revenues to 14.8% in 2002, compared to 21.5% in 2001 due to the increase in revenue. We anticipate gross R&D expenses to increase in 2003, as we remain committed to enhancing our technology and development capabilities.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses increased by 16.5% to $24.9 million in 2002 from $21.3 million in 2001.  The increase was primarily due to $2.1 million of increased marketing and application expenses to support planned revenue growth in our Asia Pacific markets and $1.5 million of increased product marketing expenses related to our digital camera products. We expect SG&A expenses to increase in 2003 as we continue to augment our customer and application support in the Asia Pacific region.

Amortization of Intangible Assets. During 2002, we recorded $7.6 million and $567,000 in charges related to the amortization of intangible assets associated with our acquisitions of Nogatech and PixelCam, respectively. During 2001, we recorded $8.6 million and $567,000 in such charges for Nogatech and PixelCam, respectively. See Note 6 of Notes to Consolidated Financial Statements.

Amortization of Goodwill and Write-off of Acquired In-process Research and Development. Based on the adoption of Financial Accounting Standards Board (FASB) Statements Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets” (“SFAS 141” and “SFAS 142”), we did not record charges for the amortization of goodwill during 2002. For 2001, we recorded $33.5 million in goodwill amortization associated with our acquisitions of PixelCam and Nogatech in 2000. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. During 2002, we conducted our annual impairment assessment based on our structure as a single reporting unit and determined that no impairment exists.

The in-process research and development project acquired from Nogatech relates to MPEG 4 technology to be used in video streaming applications. Our marketing plan at the time of the acquisition indicated that the market that we serve would demand products incorporating this technology beginning in the 2002 to 2003 timeframe. We now believe that our target market will not require this technology until 2004 due to market-related pricing considerations. The delay in the project will shift projected cash flows out by approximately one to two years. We estimate that this project will take approximately one year to complete and will cost approximately $1 million. Completion of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from other companies. Failure to bring related products to market in a timely manner could adversely impact our future sales and profitability. Additionally, the value of the intangible assets acquired may become impaired.

Interest Income. Interest income decreased by $2.8 million to $7.1 million in 2002 compared with $9.9 million in 2001. The reduction was due to a decline in market interest rates.

Other Income (Loss). In 2002, we incurred other losses of $6.6 million primarily associated with non-cash impairment charges of $6.0 million and the conversion of equity securities in conjunction with the acquisition of an investee of $696,000. In 2001, we recorded other income of $151,000 primarily associated with foreign exchange gains net of losses. During 2002, we recorded a non-cash impairment charge of $3.6 million associated with marketable equity securities that were considered to be other than temporarily impaired. In determining whether an investment is other than temporarily impaired we consider, among other things, the duration and extent to which the market value has declined relative to our cost basis, the economic factors influencing the markets, the relative performance of the investee and its near-term prospects. There were no such impairment charges for marketable equity securities in 2001. Also in 2002, we recorded a non-cash impairment charge of $2.4 million associated with non-marketable securities. We review our non-marketable investments for impairment when circumstances or events indicate that the carrying value of the investments may not be recoverable. When the fair value of a non-marketable investment declines below its cost basis, we consider all available evidence to evaluate whether a decline in value has occurred. Among other things, we consider the historical and projected financial performance and recent funding events which are ascertained from the investee. There were no such impairment charges in 2001. The non-cash loss of $696,000 was associated with the acquisition by Roxio, Inc. of MGI Software Inc. As of the date of the acquisition, we held approximately 373,000 shares of MGI common stock. Upon consummation of the acquisition, our MGI common stock was exchanged for 18,843 shares of Roxio common stock. In connection with the exchange, we recorded a realized loss of $696,000 and established a new cost basis of our Roxio common stock equal to its fair value on the date of the exchange. See Note 5 of Notes to Consolidated Financial Statements.

Provision for Income Taxes.  Excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development our estimated effective tax rate decreased to 10% for 2002 compared with 15% in 2001.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.  Total revenues increased by 35.2% to $107.7 million in 2001 from $79.7 million in 2000.  Product sales increased by 47.5% to $100.0 million in 2001 from $67.8 million in 2000. The increase in product sales resulted primarily from a $38.5 million increase in the sales of  DVD products and a $2.9 million increase in the sales of filmless digital camera products, both of which were associated with increased unit sales. In addition, product sales increased $2.7 in 2001 due to our acquisitions of Nogatech and PixelCam in 2000. Offsetting these increases somewhat were an $8.4 million decrease in sales of our digital audio products and a $3.1 million decrease in sales of our PC video products. Software, licensing and development revenues decreased by 35.3% to $7.7 million in 2001 from $11.9 million in 2000.

Of this decrease, $3.6 million was due to a decline in the number and size of significant new licensing contracts and $406,000 related to the timing of revenue recognition on a long-term development contract.

Product Gross Margin.   Product gross margin decreased to 35.3% in 2001 compared to 43.9% in 2000.  The decrease was due to a substantial shift in product mix to a higher percentage of lower-margin DVD products, which include CPU companion chips that are sold at low margin, and a shift in customer mix to a lower percentage of direct sales to OEM customers. In addition, we experienced a decline in the average selling price of our older Vaddis III DVD chip that was being phased out as we transitioned our customer base to our new Vaddis IV Plus DVD chip.

Research and Development.  Research and development (“R&D”) expenses increased by 24.6% to $23.2 million in 2001 from $18.6 million in 2000. Gross R&D expenses increased primarily as a result of our acquisitions of PixelCam and Nogatech, which accounted for $2.7 million of the increase, and the timing of major project expenses such as tape-outs which accounted for $1.9 million. R&D expenses in 2001 did not include reimbursements from the Chief Scientist.  For 2000, Chief Scientist reimbursements were $333,000.  R&D expenses decreased as a percentage of total revenues to 21.5% in 2001, compared to 23.4% in 2000 due to the increase in revenue.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses increased by 11.4% to $21.3 million in 2001 from $19.1 million in 2000.  The increase was primarily due to our acquisitions of PixelCam and Nogatech, which accounted for $900,000 of the increase, and the continued expansion of our presence in the Asia Pacific region, including the establishment of offices in Hong Kong and Korea at the beginning of 2001, amounting to approximately $900,000.

Amortization of Goodwill and Other Intangibles and Write-off of Acquired In-process Research and Development. The acquisitions of PixelCam and Nogatech resulted in the following charges:

•                                          PixelCam: During 2001, we recorded $6.0 million in charges related to the amortization of goodwill and other intangibles associated with our acquisition of PixelCam compared to $3.0 million recorded during 2000.  During 2001, we did not record any charges related to the write-off of in-process research and development associated with the PixelCam acquisition. For 2000 we incurred $6.8 million in charges associated with the write-off of in process research and development.

•                                          Nogatech: During 2001, we recorded $36.7 million in charges related to the amortization of goodwill and other intangibles associated with our acquisition of Nogatech compared to $6.8 million recorded during 2000.  During 2001, we did not record any charges related to the write-off of in-process research and development associated with the Nogatech acquisition. For 2000 we incurred $15.1 million in charges associated with the write-off of in process research and development.

Interest Income.  Interest income increased by 6.2% to $9.9 million in 2001 from $9.3 million in 2000. The increase resulted primarily from increased interest income on higher cash balances following our acquisition of Nogatech in October 2000.

Provision for Income Taxes.  Excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development our estimated effective tax rate remained at 15.0% for 2001 and 2000.

Liquidity and Capital Resources

At December 31, 2002, we had $31.6 million of cash and cash equivalents, $105.5 million of short-term investments and $77.2 million of investments that have maturity dates that are beyond one year and therefore are classified as other assets. In addition, we had $159.3 million of working capital.

Our operating activities provided cash of $18.7 million during 2002, primarily due to our net income of $5.7 million, as adjusted for the non-cash impact of amortization of other intangibles of $8.4 million, investment impairment charges of $6.0 million and depreciation of $3.2 million. Net income was further adjusted by the cash impacts of a reduction in inventory of $3.0 million and an increase in accrued expenses of $2.8 million. Net income was also adjusted by the cash impacts of a decrease in accounts payable of $7.8 million and increases in accounts receivable of $2.2 million and prepaid expense of $1.3 million. The reduction in inventory was primarily due to a $1.9 million reduction in inventory associated with digital camera chips. The change in accounts payable and accrued expenses was due to the normal timing differences in our payment patterns.

Cash used in investing activities was $14.0 million during 2002, principally reflecting the purchases of short-term and long-term marketable investments, net of proceeds from sales and maturities of $10.3 million capital expenditures for property and equipment of $2.0 million and purchase of intellectual property of $1.7 million.

Cash provided by financing activities was $6.7 million during 2002 and primarily consisted of proceeds from the issuance of common stock under our incentive stock option and employee stock purchase plans.

As of December 31, 2002, we were responsible for lease commitments of  $2.6 million associated with our worldwide facilities of which $1.1 million is due in 2003, $979,000 is due in 2004 and $464,000 is due in 2005. In addition, we had inventory purchase commitments of $10.2 million at December 31, 2002.

At December 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through 2003. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

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

In 2001 and 2002, we derived a substantial majority of our product revenues from the sale of integrated circuits for DVD applications. We expect that sales of our products for DVD applications will continue to account for a significant portion of our revenues for the near future. Our ability to sell our products for filmless digital camera applications and, to a lesser extent, digital audio and video editing applications will also have an impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

We also rely on independent contractors for the assembly and testing of our products. At present, all of our semiconductor products are assembled by one of seven independent contractors: ASE, Amkor, ASAT, Kingpak, Kyocera, STATS or Vate. Our semiconductor products are tested by these contractors or other independent contractors. Our reliance on independent assembly and testing houses limits our control over delivery schedules, quality assurance and product cost. Disruptions in the services provided by our assembly or testing houses or other circumstances that would require us to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of our products. These constraints or delays could damage our relationships with current and prospective customers and harm our sales and financial results.

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

•                                          MediaTek Inc.;

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

Our largest customers account for a substantial percentage of our revenues. In 2002, sales to Fujifilm accounted for 36.6% of our total revenue. Our four largest customers in 2002 accounted for approximately 58.6% of our total revenues.  During 2001, our four largest customers accounted for approximately 56.3% of our revenues with Fujifilm accounting for 29.2%. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future.  These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

We are dependent on our relationship with Fujifilm for a significant percentage of our product sales, and if this relationship were terminated, our business would be harmed.

Fujifilm has been our largest customer over the last five years. Fujifilm purchases our products primarily as a reseller. Fujifilm acts as the primary reseller in Japan of products developed by us under development contracts with Fujifilm. We may sell these products directly in Japan only to specified customers with Fujifilm’s consent. Fujifilm provides more sales and marketing support than our other resellers. Fujifilm has provided wafer manufacturing services on a most-favored terms basis to us since 1993 and has also provided funding to support our development efforts. If our relationship with Fujifilm were terminated, our business would be harmed.

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

During 2002, 97% of our total revenues were derived from international sales. We anticipate that international sales will continue to represent a substantial majority of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

The majority of our research and development personnel and facilities and a significant portion of our sales personnel are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Some of our officers and employees in Israel are obligated to perform approximately 39 days of military reserve duty annually. The absence of these employees for significant periods during the work week may cause us to operate inefficiently during these periods.

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

Our business and operating results are subject to uncertainties arising out of possible terrorist attacks on the United States and other regions of the world including locations where we maintain operations and by armed conflict in the Middle East and related economic instability. Our operations could be harmed due to:

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

Our future net income and cash flow will be affected by our ability to apply our net operating losses, which totaled approximately $34.0 million for federal and $4.0 million for state tax reporting purposes as of December 31, 2002, against taxable income in future periods. Our net operating losses incurred prior to the consummation of our initial public offering in 1995 that we can use to reduce future taxable income for federal tax purposes are limited to approximately $3.0 million per year. Changes in tax laws in the United States may further limit our ability to utilize our net operating losses. Any further limitation on our ability to utilize our net operating losses could harm our financial condition.

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

In addition, we have made minority equity investments in early-stage companies, and we expect to continue to review opportunities to make additional investments in such companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make strategic, minority equity investments. Each of these investments involves a high degree of risk. We may not be successful in achieving the technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives could result in a loss of all or part of our invested capital and require us to write-off all or a portion of such investments.

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

We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2003. Our capital requirements will depend on many factors, including:

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

In 2001 and 2002, we did not receive proceeds from grants for research and development from the Chief Scientist in Israel’s Ministry of Industry and Trade. However, we did receive an aggregate of $333,000 in such grants during 2000. We plan to seek additional grants from the Chief Scientist in the future. To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis.  If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs. We also receive tax benefits, in particular exemptions and reductions as a result of the “Approved Enterprise” status of our existing operations in Israel. To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2002 and December 31, 2002, the closing sale price of our common stock, as reported on the Nasdaq National Market, ranged from a low of $9.11 to a high of $31.81.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at December 31, 2002, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 8.     Financial Statements and Supplemental Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Zoran Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 6 of the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 24, 2003

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$31,607	$20,287
Short-term investments	105,468	89,818
Accounts receivable, net	34,652	33,367
Inventory	12,686	15,681
Prepaid expenses and other current assets	6,479	5,130
Total current assets	190,892	164,283
Property and equipment, net	5,848	7,159
Other investments	78,334	89,727
Goodwill	59,131	59,131
Intangible assets	8,411	11,044
	$342,616	$331,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,639	$16,705
Accrued expenses and other liabilities	21,965	16,801
Total current liabilities	31,604	33,506

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Common Stock: $0.001 par value; 55,000,000 shares authorized; 27,395,117 and 26,702,781 shares issued and outstanding	27	27
Additional paid-in capital	399,052	391,665
Warrants	—	717
Deferred stock-based compensation	(83)	(375)
Accumulated other comprehensive income (loss)	508	(6)
Accumulated deficit	(88,492)	(94,190)
Total stockholders’ equity	311,012	297,838
	$342,616	$331,344

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000

Revenues:
Product sales	$141,314	$100,012	$67,782
Software, licensing and development	7,803	7,697	11,889
Total revenues	149,117	107,709	79,671

Costs and expenses:
Cost of product sales	86,904	64,740	37,993
Research and development	22,083	23,210	18,628
Selling, general and administrative	24,856	21,330	19,148
Amortization of intangible assets	8,443	9,697	1,982
Amortization of goodwill and write-off of acquired in-process research & development	—	33,536	29,787
Total costs and expenses	142,286	152,513	107,538

Operating income (loss)	6,831	(44,804)	(27,867)
Interest income	7,053	9,853	9,280
Other income (loss), net	(6,614)	151	(51)

Income (loss) before income taxes	7,270	(34,800)	(18,638)
Provision for income taxes	1,572	1,265	1,970
Net income (loss)	$5,698	$(36,065)	$(20,608)

Basic net income (loss) per share	$0.21	$(1.38)	$(0.91)

Diluted net income (loss) per share	$0.20	$(1.38)	$(0.91)

Shares used to compute basic net income (loss) per share	27,095	26,190	22,605

Shares used to compute diluted net income (loss) per share	28,629	26,190	22,605

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional Paid-In Capital	Warrants	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Common Stock
	Shares	Amount
Balance at December 31, 1999	20,879	$21	$195,262	$717	$—	$4,962	$(37,517)	$163,445
Issuance of Common Stock	891	1	4,216	—	—	—	—	4,217
Income tax benefit of employees’ stock transactions	—	—	1,003	—	—	—	—	1,003
Deferred stock-based compensation recorded in conjunction with the Nogatech acquisition	—	—	—	—	(1,018)	—	—	(1,018)
Amortization of deferred stock-based compensation	—	—	—	—	99	—	—	99
Issuance of Common Stock in connection with acquisitions	4,365	4	188,165	—	—	—	—	188,169
Decrease in unrealized gain on securities available for sale	—	—	—	—	—	(3,853)	—	(3,853)
Net loss	—	—	—	—	—	—	(20,608)	(20,608)
Balance at December 31, 2000	26,135	26	388,646	717	(919)	1,109	(58,125)	331,454
Issuance of Common Stock	951	1	6,886	—	—	—	—	6,887
Repurchases of Common Stock	(383)	—	(3,867)	—	—	—	—	(3,867)
Amortization of deferred stock-based compensation	—	—	—	—	544	—	—	544
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(1,115)	—	(1,115)
Net loss	—	—	—	—	—	—	(36,065)	(36,065)
Balance at December 31, 2001	26,703	27	391,665	717	(375)	(6)	(94,190)	297,838
Issuance of Common Stock	692	—	6,670	—	—	—	—	6,670
Expiration of Warrant	—	—	717	(717)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	292	—	—	292
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	514	—	514
Net Income	—	—	—	—	—	—	5,698	5,698
Balance at December 31, 2002	27,395	$27	$399,052	$—	$(83)	$508	$(88,492)	$311,012

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$5,698	$(36,065)	$(20,608)
Adjustments:
Depreciation, amortization and other	3,247	3,700	2,987
Investment impairment charges	6,045	—	—
Allowance for doubtful accounts	125	2,029	549
Amortization of goodwill and other intangibles	8,443	43,233	9,922
Write-off of acquired in-process research and development	—	—	21,847
Income tax benefit of employees’ stock transactions	—	—	1,003
Realized loss on exchange of marketable securities	696	—	—
Changes in current assets and liabilities:
Accounts receivable	(2,218)	(7,958)	(4,967)
Inventory	2,995	1,772	(7,311)
Prepaid expenses and other current assets	(1,349)	328	(2,640)
Accounts payable	(7,816)	5,549	234
Accrued expenses and other liabilities	2,812	(231)	3,374
Net cash provided by operating activities	18,678	12,357	4,390

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,983)	(3,771)	(3,251)
Purchase of intellectual property	(1,681)	—	—
Purchases of investments	(155,354)	(195,588)	(180,324)
Sales of investments	45,227	25,454	46,400
Maturities of investments	99,763	163,887	134,645
Purchases of long-term equity investments	—	(1,171)	(2,250)
Cash received in acquisitions (net of costs incurred)	—	—	(393)
Net cash used in investing activities	(14,028)	(11,189)	(5,173)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	6,670	6,887	4,217
Repurchases of Common Stock	—	(3,867)	—
Net cash provided by financing activities	6,670	3,020	4,217

Net increase in cash and cash equivalents	11,320	4,188	3,434
Cash and cash equivalents at beginning of year	20,287	16,099	12,665
Cash and cash equivalents at end of year	$31,607	$20,287	$16,099

Supplemental disclosures:
Income taxes paid	$—	$—	$732
Purchase of intellectual property included in accrued expense	3,150	—	—
Purchase of intellectual property included in accounts payable	750	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company:

Zoran Corporation (“Zoran” or the “Company”) was incorporated in California in December 1981 and reincorporated in Delaware in November 1986.  Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio and video products for commercial and consumer markets. Current applications incorporating Zoran’s products and IP include digital versatile disc, or DVD, players and recorders,  filmless digital cameras, professional and consumer video editing systems and digital speakers and audio systems. The Company operates in one industry segment.

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

The semiconductor business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, decreased production, overcapacity, and accelerated erosion of average selling prices. As such, the selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand.  Both of these factors could result in rapid deviations in product pricing and, therefore, could adversely effect the Company’s operating results.

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

Revenue recognition

The Company’s standard shipping terms for product sales are FOB point of origin. The Company’s policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Warranty expense in 2002 and 2001, was immaterial. Development revenue under development contracts is recognized on the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized is that portion of the total contract price equal to the ratio of costs expended to date to the anticipated final total costs, based on current estimates of the costs to complete the project. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt.  Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company’s technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company.

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

All of Zoran’s investments in marketable securities are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as other comprehensive income, a component of stockholders’ equity. Gains and losses realized upon sales of all such securities are reported in interest and other income (loss). See Note 3.

When the fair value of an investment declines below its amortized cost, we consider all available evidence to evaluate whether an other-than-temporary decline in value has occurred. Among other things, we consider the duration and extent to which the market value has declined relative to our cost basis, the economic factors influencing the markets, the relative performance of the investee and its near-term prospects.

At December 31, 2002, the Company’s marketable securities consisted of commercial paper with maturities of less than one year and marketable equity securities. Investments in marketable securities also consisted of bonds and medium term notes with maturities greater than one year, which are included in other assets, and amounted to $77.2 million and $86.1 million at December 31, 2002 and 2001, respectively. See Note 3.

Other assets also include investments in non-marketable securities which are accounted for on the cost basis and amounted to $1.2 million and $3.6 million at December 31, 2002 and 2001, respectively. The Company records an investment impairment charge when the fair value of an investment declines below its cost basis. In making this determination the Company considers all available evidence including the historical and projected financial performance and recent funding events which are ascertained from an investee. In 2002, we recorded $2.4 million in such impairment charges. There were no such charges in 2001.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, equity securities and trade accounts receivable. The Company places its cash in banks and cash equivalents primarily in auction rate preferred stock, certificates of deposit and commercial paper. The Company’s marketable securities portfolio consists primarily of corporate bonds, short and medium term notes, Euro dollar bonds and Government securities.  The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 5% of the portfolio value. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A1 or A+, respectively. The average maturity of the portfolio is restricted to less than 365 days. The portfolio is overseen by the Vice President, Finance and Chief Financial Officer and is reported on quarterly to senior management.  The Company has not experienced any significant losses on its cash equivalents or short-term investment.

The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. The Company maintains a provision for potential credit losses, and write-offs of accounts receivable were insignificant in each of the three years in the period ended December 31, 2002.  As of December 31, 2002, two customers accounted for approximately 21% and 12% of the accounts receivable balance respectively. As of December 31, 2001, three customers accounted for approximately 21%, 12%, and 11% of the accounts receivable balance respectively.

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

Goodwill

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS142 changed the accounting for goodwill from an amortization method to an impairment only approach. In connection with the adoption of SFAS 142, the Company conducted a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002. During 2002, the Company also completed its annual impairment assessment and again determined that no impairment existed.

Other intangibles

Acquired technology is amortized to expense on a straight-line basis over two to five years. Other intangible assets recorded in connection with the acquisitions of PixelCam, Inc. and Nogatech, Inc. are amortized on a straight-line basis over the estimated periods of benefit, which is approximately three years.

Long-lived assets

The Company periodically evaluates the recoverability of its long-lived assets, other than goodwill, by comparing expected undiscounted cash flows to the carrying value of the related assets. If the expected undiscounted cash flows are less than the carrying value of the assets the Company recognizes an impairment charge based on the fair value of the assets. To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

Income taxes

The Company follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

For the twelve month periods ended December 31, 2002 and 2001, the provision for income taxes reflects the effective tax rate applied to earnings, excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development, for the periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128, Zoran reports Earnings per Share (“EPS”), both basic and diluted, on the statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes stock options and warrants. See Note 11.

Stock compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 (“FIN 28”). Except for Nogatech options assumed as part of the acquisition, no other stock-based employee compensation cost is reflected in net income as all other options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Fair Value Disclosures

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) and net income (loss) per share for each of the three years ended December 31, 2002, would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000

Net income (loss) as reported	$5,698	$(36,065)	$(20,608)
Add stock-based employee compensation expense included in reported net income net of related tax effects	292	544	99
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	(24,681)	(21,629)	(13,342)
Pro forma loss	$(18,691)	$(57,150)	$(33,851)

Net income (loss) per share:
As reported
Basic	$0.21	$(1.38)	$(0.91)
Diluted	$0.20	$(1.38)	$(0.91)
Pro forma
Basic	$(0.69)	$(2.18)	$(1.50)
Diluted	$(0.69)	$(2.18)	$(1.50)

The Company provides information regarding the methodology and assumptions used for the above pro forma disclosure in Note 10.

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

Comprehensive income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

The following are the components of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2002	2001	2000

Net income (loss)	$5,698	$(36,065)	$(20,608)
Unrealized gain (loss) on marketable securities	514	(1,115)	(3,853)
Comprehensive income (loss)	$6,212	$(37,180)	$(24,461)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Unrealized gain (loss) on marketable securities, net of related taxes	$508	$(6)	$1,109

Recent accounting pronouncements

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

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 for its fiscal year beginning January 1, 2003 and does not expect that the adoption will have a material impact on its financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, results of operations, or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 The Company does not expect that this will have a material impact on its financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.  The Company does not expect that the adoption of SFAS 148 will have a material impact on its financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - MARKETABLE SECURITIES

The Company’s portfolio of marketable securities at December 31, 2002 was as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$130,337	$733	$(390)	$130,680
Short/Medium term notes	30,609	186	(10)	30,785
U.S. government securities	3,000	4	—	3,004
Foreign bonds	16,404	103	(62)	16,445
Marketable equity securities	1,709	—	—	1,709
Total marketable securities	182,059	1,026	(462)	182,623
Less amounts classified as long-term assets	76,914	438	(197)	77,155
Total	$105,145	$588	$(265)	$105,468

The Company’s portfolio of marketable securities at December 31, 2001 was as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$123,427	$992	$(530)	$123,889
Short/Medium term notes	40,948	253	(52)	41,149
Foreign bonds	7,380	70	—	7,450
Time deposits	3,171	—	—	3,171
Marketable equity securities	1,000	—	(742)	258
Total marketable securities	175,926	1,315	(1,324)	175,917
Less amounts classified as long-term assets	85,741	644	(286)	86,099
Total	$90,185	$671	$(1,038)	$89,818

Gross realized gains on the sales of marketable securities were $165,357 in 2002 and insignificant in 2001. Gross realized losses on sales of marketable securities were $103,664 in 2002 and insignificant in 2001.

In 2002, the Company recorded a non-cash loss of $696,000 realized upon the conversion of equity securities in conjunction with the acquisition of an investee as a result of the acquisition by Roxio, Inc. of MGI Software Inc. As of the date of the acquisition, we held approximately 373,000 shares of MGI common stock. Upon consummation of the acquisition, our MGI common stock was exchanged for 18,843 shares of Roxio common stock. In connection with the exchange, we recorded a realized loss of $696,000 and established a new cost basis of our Roxio common stock equal to its fair value on the date of the exchange.

At the end of 2002, the Company recorded $3.6 million in non-cash impairment charges for marketable equity securities that were determined to be other than temporarily impaired as the quoted market price of the related securities dropped below its carrying value for an extended period of time. There were no such impairment charges in 2001.

Interest income on marketable securities was $6.9 million, $9.6 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4 - BALANCE SHEET COMPONENTS (in thousands):

	December 31,
	2002	2001
Accounts receivable, net:
Trade	$35,240	$32,491
Unbilled	1,286	2,802
	36,526	35,293
Less: allowance	(1,874)	(1,926)

	$34,652	$33,367

Unbilled accounts receivable consists of development revenue recognized, but not yet billed.  Unbilled development revenue represents revenue recognized under the percentage-of-completion method prior to achievement of the related contract milestones.  The Company bills development revenue when contract milestones are achieved.  During 2002 and 2001, we wrote-off $180,000 and $2.4 million, respectively, against the allowance for doubtful accounts reserve.

	December 31,
	2002	2001
Inventory:
Work-in-process	$6,365	$3,119
Finished goods	6,321	12,562
	$12,686	$15,681

Property and equipment:
Computer equipment	$18,608	$17,717
Office equipment and furniture	1,014	923
Machinery and equipment	672	760
Leasehold improvements	1,010	993
	21,304	20,393
Less: accumulated depreciation and amortization	(15,456)	(13,234)
	$5,848	$7,159

Accrued expenses and other liabilities:
Accrued payroll and related expenses	$4,752	$4,036
Accrued royalties	2,054	1,883
Taxes payable	5,721	4,350
Deferred revenue	627	1,435
Other accrued liabilities	8,811	5,097
	$21,965	$16,801

NOTE 5 – OTHER INCOME (LOSS), NET

The following table provides the components of other income (loss), net. (in thousands)

	December 31,
	2002	2001	2000

Investment impairment charges on marketable equity securities	$(3,595)	$—	$—
Investment impairment charges on non-marketable equity securities	(2,450)	—	—
Realized loss on marketable equity securities	(696)	—	—
Other income (loss), net	127	151	(51)
	$(6,614)	$151	$(51)

See Note 3 regarding investment impairment charges on marketable equity securities and realized loss on marketable equity securities. See Note 2 regarding investment impairment charges on non-marketable equity securities.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company has performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002. The Company also completed its annual impairment assessment based on its structure as one reporting unit and determined that no impairment currently exists.

Components of Acquired Intangible Assets (in thousands):

		December 31, 2002		December 31, 2001
	Weighted Avg. Life (Years)	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets
Covenant not to compete	3	$800	$667	$800	$400
Patents	3	900	750	900	450
Core technology	3	8,060	5,874	8,060	3,187
Completed technology	2	10,760	10,760	10,760	6,382
Customer base	3	1,560	1,137	1,560	617
Purchased core technology	4	5,582	63	—	—
Total		$27,662	$19,251	$22,080	$11,036

For the year ended December 31, 2002, the Company incurred $8.2 million in charges related to the amortization of acquired intangible assets associated with the acquisitions of PixelCam Inc. and Nogatech Inc. in June and October 2000, respectively. In addition, the Company recorded $63,000 in charges related to the amortization of purchased core technology which is classified as cost of product sales. The Company will incur charges of $4.2 million for 2003, $1.3 million each in 2004 and 2005 and approximately $780,000 each in 2006 and 2007 related to the amortization of purchased intangible assets.

Reconciliation of Net Income (Loss) Excluding Goodwill Amortization (in thousands except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss):
Net income (loss), as reported	$5,698	$(36,065)	$(20,608)
Add back goodwill amortization	—	33,536	7,940
Adjusted net income (loss)	$5,698	$(2,529)	$(12,668)

Basic net income (loss) per share:
Net income (loss), as reported	$0.21	$(1.38)	$(0.91)
Add back goodwill amortization	—	1.28	0.35
Adjusted net income (loss)	$0.21	$(0.10)	$(0.56)

Diluted net income (loss) per share:
Net income (loss), as reported	$0.20	$(1.38)	$(0.91)
Add back goodwill amortization	—	1.28	0.35
Adjusted net income (loss)	$0.20	$(0.10)	$(0.56)

Note 7 - Research and Development Arrangements:

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

Gross research and development expenses and the related grants are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Research and development expenses:
Gross research and development expenses	$22,083	$23,210	$18,961
Less: grants earned	—	—	(333)
	$22,083	$23,210	$18,628

Royalty expenses related to these grants were $260,000, $502,000, and $299,000 in 2002, 2001 and 2000, respectively.

Note 8 - Development Contracts:

The Company has generated a portion of its total revenues from development contracts, primarily with key customers.  These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses.  The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product.  Revenues generated under these contracts were $1.4 million, $4.7 million and $5.1 million in 2002, 2001 and 2000, respectively.

Note 9 – Commitments and contingencies:

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

Lease commitments

The Company rents facilities and equipment under various lease agreements expiring through 2005.  Rent expense for 2002, 2001 and 2000 totaled approximately $1.7 million, $1.5 million and $1.2 million respectively.  Future minimum lease payments required under noncancelable leases at December 31, 2001 are as follows: (in thousands)

Year Ending December 31,
2003	$1,120
2004	979
2005	464
Total minimum lease payments	$2,563

In addition, the Company had inventory purchase commitments of $10.2 million at December 31, 2002.

Note 10 - Stockholders’ Equity:

Common Stock

In June 2000, the Company acquired PixelCam, Inc. in exchange for 556,248 shares of Zoran common stock and options to purchase 6,252 shares of Zoran common stock. In October 2000, the Company acquired Nogatech, Inc. in exchange for 3,801,839 shares of Zoran common stock and options to purchase 252,708 shares of Zoran common stock. Both acquisitions were accounted for under the purchase method of accounting (see Note 14). During 2001, the Company repurchased 382,500 shares of its common stock for $3.9 million. On April 21, 2002, the Company’s Board of Directors approved a three-for-two split of our common stock which was effected in the form of a fifty percent stock dividend, paid on May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

Warrants

In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 112,500 shares of its Common Stock at an exercise price of $16.21 per share.  The warrant was exercisable for a period of four years from a date beginning one year after the issuance date of the warrant.  The $717,000 estimated value of the warrant, was amortized over the four-year period of the license agreement. In September 2002, the warrant expired.

Stock option plans

1993 Stock Option Plan

The Company’s 1993 Stock Option Plan (the “1993 Option Plan”) was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993. A total of 7,755,000 shares of common stock have been reserved for issuance under the 1993 Option Plan.  The 1993 Option Plan provides for grants of options to employees, non-employee directors and consultants.  The 1993 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof.  The option price for shares granted under the 1993 Option Plan is typically equal to the fair market value of the common stock at the date of grant.  The 1993 Option Plan will terminate in July 2003, unless terminated sooner by the Board of Directors.

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

At December 31, 2002, shares available for grant under this plan were 1,330,000.

2000 Stock Option Plan

The Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Option Plan”) was adopted by the Board of Directors of the Company in October 2000. A total of 450,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan. The options to purchase preferred stock automatically converted to options to purchase common stock however, upon the filing of an amendment of the certificate of incorporation of the Company with the Secretary of State of Delaware to effect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000. A total of 5,325,000 shares of common stock have been reserved for issuance under the 2000 Option Plan.  The 2000 Option Plan provides for grants of options to employees or consultants.  The 2000 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The 2000 Option Plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to the Company’s right to repurchase the associated stock at the option exercise price through the original vesting schedule.  The option price for shares granted under the 2000 Option Plan is typically equal to the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment.  The 2000 Option Plan will terminate in October 2010, unless terminated sooner by the Board of Directors.

At December 31, 2002, shares available for grant under this plan were 1,579,000.

1995 Outside Directors Stock Option Plan

The Company’s Outside Directors Stock Option Plan (the “Directors Plan”) was adopted by the Company’s Board of Directors in October 1995, and was approved by its stockholders in December 1995.  A total of 525,000 shares of Common Stock have been reserved for issuance under the Directors Plan.  The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company.  The Directors Plan provides that each new nonemployee director will automatically be granted an option to purchase 30,000 shares on the date the optionee first becomes a nonemployee director (the “Initial Grant”).  Thereafter, on the date immediately following each annual stockholders’ meeting, each nonemployee director who is reelected at the meeting to an additional term shall be granted an additional option to purchase 15,000 shares of Common Stock if, on such date, he or she shall have served on the Company’s Board of Directors for at least six months (the “Annual Grant”).  The Initial Grant is exercisable in four equal annual installments, and each Annual Grant shall become exercisable in full one year after the date of grant, subject to the director’s continuous service.  The exercise price of all stock options granted under the Directors Plan is equal to the fair market value of the Company’s Common Stock on the date of grant.  Options granted under the Directors Plan have a term of ten years.

At December 31, 2002 shares available for grant under this plan were 160,000.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2002, 2001 and 2000.  The weighted average exercise price for each category presented is also shown in the table below:

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	5,359,152	$15.44	3,959,575	$15.97	2,898,834	$7.48
Assumed	—		—		252,708	7.59
Granted	2,722,500	14.18	2,964,135	13.29	1,960,575	25.49
Exercised	(584,740)	9.17	(853,338)	6.62	(727,295)	4.56
Canceled	(443,370)	15.77	(711,220)	20.03	(425,247)	16.64

Options outstanding at period end	7,053,542	15.45	5,359,152	15.44	3,959,575	15.97

Options exercisable at period end	7,053,542		5,359,152		3,612,150

Significant option groups outstanding as of December 31, 2002 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)

$ 0.09 - $11.52	2,107,324	$9.00	7.5
$ 11.54 - $12.36	1,770,328	12.33	9.6
$ 12.96 - $20.57	1,444,102	15.73	8.4
$ 20.95 - $27.33	1,498,292	25.41	8.1
$ 27.50 - $41.33	233,496	31.78	7.7
	7,053,542	15.45	8.4

The weighted average grant date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 as defined by SFAS 123, were $11.55, $10.80 and $22.79 per share, respectively.

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  During the years ended December 31, 2002 and 2001, 107,596 and 98,010 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $12.94 and $12.43 per share, respectively.  At December 31, 2002, 201,985 shares were reserved and available for issuance under this plan.

The weighted average grant date fair value of rights granted during the year ended December 31, 2002, 2001 and 2000 as defined by SFAS 123, was $8.47, $7.81 and $11.51 per share, respectively.

For the Fair Value disclosure in Note 2 and as required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” the fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

	Year Ended December 31,
	2002		2001		2000

Dividend rate	0.0%		0.0%		0.0%
Risk-free interest rates	2.9 to 4.7%		3.9 to 4.9%		5.2 to 6.7%
Volatility	92.0%		90.0%		91.0%
Expected life
Option plans	5	years	5	years	5	years
Purchase plan	0.5	years	0.5	years	0.5	years

Note 11 - EARNINGS PER SHARE:

A reconciliation of the numerators and the denominators of the basic and diluted per share computation are as follows (in thousands):

	2002			2001			2000
			Per Share Amount			Per Share Amount			Per Share Amount
	Income	Shares		Income	Shares		Income	Shares
	(Numerator)	(Denominator)		(Numerator)	(Denominator)		(Numerator)	(Denominator)

Basic EPS:
Net income (loss)	$5,698	27,095	$0.21	$(36,065)	26,190	$(1.38)	$(20,608)	22,605	$(0.91)

Effects of dilutive securities:
Stock options	—	1,523		—	—		—	—
Warrants	—	11		—	—		—	—

Diluted EPS:
Net income (loss)	$5,698	28,629	$0.20	$(36,065)	26,190	$(1.38)	$(20,608)	22,605	$(0.91)

Stock options and a warrant to purchase 5,472,000 and 4,073,000 shares of common stock were outstanding at December 31, 2001 and 2000 respectively, but were not included in the weighted average diluted earnings per share calculation as they were antidilutive. All shares for the respective periods presented in the above table have been adjusted for the three-for-two stock split of our common stock effected in May of 2002.

Note 12 - INCOME TAXES:

The components of income before income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
U.S.	$2,788	$(33,478)	$(25,941)
Foreign	4,482	(1,322)	7,303
	$7,270	$(34,800)	$(18,638)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
U.S.	$179	$927	$267
State	89	115	827
Foreign	1,304	223	876
Total current	1,572	1,265	1,970
Deferred	—	—	—
Total	$1,572	$1,265	$1,970

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

Tax provision difference

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Tax at U.S. statutory rate	$4,408	$(11,832)	$(6,337)
Utilization of net operating loss carryovers	(1,078)	—	(2,075)
Foreign Earnings	(2,555)	(213)	(635)
State taxes net of federal benefit	(152)	416	443
Other differences not benefited	751	1,640	433
Permanent differences	—	16	(72)
Alternative minimum tax	198	208	122
In-process research and development	—	—	7,428
Non-deductible goodwill amortization	—	11,251	2,663
Other	—	(221)	—
	$1,572	$1,265	$1,970

Deferred income tax assets comprise the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Deferred tax assets
Federal and state net operating loss carryforwards	$12,117	$16,865	$18,605
Capitalized research and development expenses	—	—	543
Nondeductible reserves and accruals	2,855	2,154	1,841
Total deferred tax assets	14,972	19,019	20,989
Deferred tax liabilities
Intangible assets	(1,889)	(4,858)	(8,468)
Total deferred tax assets	(1,889)	(4,858)	(8,468)
Net deferred tax assets	13,083	14,161	12,521
Valuation allowance	(13,083)	(14,161)	(12,521)
	$—	$—	$—

As of December 31, 2002, the Company had net operating losses (“NOLs”) of approximately $34.0 million for federal and $4.0 million for state tax reporting purposes. The federal NOLs expire on various dates between 2003 and 2020. The State NOLs expire between 2005 and 2008.  Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets.

Pursuant to the Tax Reform Act of 1986, the amounts of and the benefit from NOLs that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period.  The Company’s initial public offering resulted in a cumulative change of ownership of greater than

50%.  Accordingly, the Company’s NOLs incurred prior to the completion of the IPO that can be utilized to reduce future taxable income for federal tax purposes will be limited to approximately $3.0 million per year.

The Company’s Israeli subsidiary has been granted the status of an “Approved Enterprise” pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended.  The Company has six approved programs pursuant to this law.  The first program was approved in 1984.  Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs).  Benefits under the first program expired in 1997.  The second program was approved in 1991.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter.  Benefits under the second program expire in 2003.  The third program was approved in 1995.  Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years.  The fourth program was approved in 1997.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.  Benefits under the third and the fourth program are limited to fourteen years from approval or twelve years from commencement of production. The fifth program was approved in 2000. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. The sixth program was approved in 2001. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. The net impact of the tax holidays was an increase in net income of $369,000 in fiscal 2002 and $635,000 in fiscal 2000, and an increase in net income per share of $0.01 and $0.03 in 2002 and 2000 respectively. There was no impact for tax holidays in 2001.

Note 13 - SEGMENT REPORTING:

The Company operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits.  The following is a summary of the Company’s operations:

Sales to customers located in:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Pacific Rim	$140,602	$90,137	$51,985
Europe	4,514	9,805	12,951
United States	4,001	7,767	14,735
	$149,117	$107,709	$79,671

	December 31,
	2002	2001
	(in thousands)
Identifiable assets:
U.S.	$311,551	$299,026
Israel	31,065	32,318
Total	$342,616	$331,344

Significant customers are as follows:

	Year Ended December 31,
	2002	2001	2000
Customers comprising 10% or more of the Company’s total revenues for the period indicated:
A	37%	29%	25%
B	—	12%	—

NOTE 14 – ACQUISITION AND DISPOSITION OF ASSETS:

PixelCam: On June 29, 2000, the Company acquired PixelCam, Inc. (“PixelCam”), a manufacturer of megapixel CMOS image sensors, in exchange for 556,248 shares of Zoran common stock and options to purchase 6,252 shares of Zoran common stock with an aggregate value of $24.6 million. The common stock issued includes 185,418 shares of restricted stock subject to repurchase by the Company exchanged for restricted stock of PixelCam. The restrictions and vesting periods of the PixelCam shares were maintained and will apply to the converted shares of the Company. The agreement also included shares that were contingently issuable to former PixelCam shareholders upon achievement of certain milestones. These milestones were not met and therefore no additional shares will be issued. The common stock issued was valued using the average of the market price per share of the Company’s common stock for the three trading days prior to the date the acquisition was consummated. The options were valued using the Black-Scholes valuation model. The results of operations of PixelCam are included in the Company’s financial statements from the date of acquisition.

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

Nogatech: On October 26, 2000, the Company acquired Nogatech, Inc. (“Nogatech”), a manufacturer of integrated circuits that establish connections between video devices and computers as well as connections between video devices across a variety of networks, in exchange for 3,801,839 shares of Zoran common stock with a fair value of $154.4 million and options to purchase 252,708 shares of Zoran common stock with a fair value of $9.2 million. The common stock issued was valued using the average of the market price per share of the Company’s common stock on the date the proposed merger was announced and the three trading days before and two trading days subsequent to the date of the announcement. The options were valued using the Black-Scholes valuation model. The results of operations of Nogatech are included in the Company’s financial statements from the date of acquisition.

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

The in-process research and development project acquired from Nogatech relates to MPEG 4 technology to be used in video streaming applications. Our marketing plan at the time of the acquisition indicated that the market that we serve would demand products incorporating this technology beginning in the 2002 to 2003 timeframe. We now believe that our target market will not require this technology until 2004 due to market-related pricing considerations. The delay in the project will shift projected cash flows out by approximately one to two years. We estimate that this project will take approximately one year to complete and will cost approximately $1 million. Completion of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from other companies. Failure to bring related products to market in a timely manner could adversely impact sales and profitability of the Company in the future. Additionally, the value of the intangible assets acquired may become impaired.

Unaudited pro forma results

The unaudited pro forma information below assumes that PixelCam and Nogatech had been acquired on January 1, 2000 and includes the effect of amortization of goodwill and other identified intangibles from that date. The impact of charges for in-process research and development has been excluded. This information is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of the period presented.

(in thousands, except per share amounts)	Twelve Months Ended December 31, 2000

Net revenues	$88,136
Net loss	$(43,666)
Basic and diluted loss per common share	$(2.43)

NOTE 15 - RELATED-PARTY TRANSACTIONS:

In January 1996, the Company spun off its wholly-owned subsidiary, Oren Semiconductor, to the Company’s stockholders. One of the Company’s directors is also a member of Oren’s board of directors. The Company has no ownership interest in Oren.

In December 2002, the Company entered into a technology license agreement with Oren. Under the license arrangement the Company agreed to pay Oren a license fee totaling $675,000.  There are no royalties associated with this agreement.

ZORAN CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarters Ended
	Dec 31, 2002	Sept 30, 2002	June 30, 2002	March 31, 2002	Dec 31, 2001	Sept 30, 2001	June 30, 2001	March 31, 2001
	(in thousands, except per share data)
Revenues:
Product sales	$36,196	$43,814	$32,199	$29,105	$33,099	$28,976	$20,622	$17,315
Software, licensing and development	3,780	243	1,795	1,985	2,669	1,448	1,302	2,278
Total revenues	39,976	44,057	33,994	31,090	35,768	30,424	21,924	19,593

Cost and expenses:
Cost of product sales	22,164	25,349	20,559	18,832	21,665	18,971	13,228	10,876
Research and development	5,161	5,880	5,521	5,521	6,110	5,210	5,922	5,968
Selling, general and administrative	6,514	6,697	5,905	5,740	5,511	5,416	5,160	5,243
Amortization of intangible assets	1,234	2,319	2,445	2,445	2,424	2,424	2,425	2,424
Amortization of goodwill	—	—	—	—	8,384	8,384	8,384	8,384
Total costs and expenses	35,073	40,245	34,430	32,538	44,094	40,405	35,119	32,895

Operating income (loss)	4,903	3,812	(436)	(1,448)	(8,326)	(9,981)	(13,195)	(13,302)
Interest income	1,546	1,684	1,766	2,057	2,237	2,451	2,587	2,578
Other income (loss), net (1)	(6,094)	(8)	86	(598)	4	(39)	19	167
Income (loss) before taxes	355	5,488	1,416	11	(6,085)	(7,569)	(10,589)	(10,557)
Provision for income taxes	159	781	386	246	708	486	28	43
Net income (loss)	$196	$4,707	$1,030	$(235)	$(6,793)	$(8,055)	$(10,617)	$(10,600)
Net income (loss) per share:
Basic	$0.01	$0.17	$0.04	$(0.01)	$(0.26)	$(0.31)	$(0.41)	$(0.41)
Diluted	$0.01	$0.17	$0.04	$(0.01)	$(0.26)	$(0.31)	$(0.41)	$(0.41)
Shares used to compute basic net income (loss) per share	27,284	27,150	27,054	26,774	26,534	26,253	25,895	25,971
Shares used to compute diluted net income (loss) per share	28,462	28,089	28,923	26,774	26,534	26,253	25,895	25,971

(1) Includes $6.0 million in investment impairment charges for the quarter ended December 31, 2002.  See Note 5.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscalyear covered by this report and certain information therein is incorporated herein by reference.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings

“Principal Stockholders and Share Ownership by Management” and “Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings “Certain Transactions.”

Item 14.     Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within 90 days prior to the date of filing of this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation described above.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

	(3)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)	Reports on Form 8-K during the quarter ended December 31, 2002:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003	ZORAN CORPORATION

	By:	/s/ Levy Gerzberg
Levy Gerzberg, President and Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Levy Gerzberg	President, Chief Executive Officer and Director	March 31, 2003
Levy Gerzberg	(Principal Executive Officer)

/s/ Karl Schneider	Vice President, Finance and Chief Financial Officer	March 31, 2003
Karl Schneider	(Principal Financial and Accounting Officer)

/s/ Uzia Galil	Chairman of the Board of Directors	March 31, 2003
Uzia Galil

/s/ James D. Meindl	Director	March 31, 2003
James D. Meindl

/s/ Arthur B. Stabenow	Director	March 31, 2003
Arthur B. Stabenow

/s/ Philip M. Young	Director	March 31, 2003
Philip M. Young

CERTIFICATION OF
CHIEF EXECUTIVE  OFFICER

I, Levy Gerzberg, certify that:

1.             I have reviewed this annual report on Form 10-K of Zoran Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Levy Gerzberg
Levy Gerzberg
President and Chief Executive Officer

Dated:  March 31, 2003

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

I, Karl Schneider, certify that:

1.             I have reviewed this annual report on Form 10-K of Zoran Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Karl Schneider
Karl Schneider
Vice President and Chief Financial Officer

Dated:  March 31, 2003

EXHIBIT INDEX

Exhibit Title

Exhibit Number

3.1(1)	Form of Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.1(3)	Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1(4)	1993 Stock Option Plan, as amended.

*10.2(4)	1995 Outside Directors Stock Option Plan.

*10.3(4)	Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(3)	Form of Indemnity Agreement for officers and directors.

10.7(3)	Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.

10.11(3)	Lease Agreement dated October 1, 1992 between the Registrant’s subsidiary, Zoran Microelectronics Ltd. (“ZML”), and Matam-Haifa Scientific Industries Center Ltd. (“Matam”).

†10.12(3)	License Agreement for ZR33891 Digital Filter Processor dated June 8, 1995 between the Registrant and Atmel Corporation (“Atmel”).

†10.13(3)	License Agreement for ZR34325 Vector Signal Processor dated June 8, 1995 between the Registrant and Atmel.

†10.14(3)	Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”).

†10.15(3)	Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.

10.16(3)

Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the “Chief Scientist”), together with ZML’s Letter of Undertaking dated September 4, 1994.

10.17(3)	Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML’s Letter of Undertaking dated September 4, 1994.

10.18(3)	Loan Agreements dated July 25, 1995, August 1, 1995, August 15, 1995, August 31, 1995 and November 1, 1995 between ZML and the Israel Discount Bank.

10.29(5)	Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.30(6)	Memorandum of Understanding Dated April 23, 1996 between ZML and IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.33(7)	Sub-Sublease dated April 1, 1997 between the Registrant and Integrated Silicon Solutions, Inc.

10.35(8)	Agreement for Purchase and Sale of Assets between the Registrant and MGI Software Corp. dated June 15, 1999.

10.36(9)	Unprotected Tenancy Agreement dated September 16, 1997 between ZML and Matam, together with Appendix Addendum to Unprotected Tenancy Agreement of 16.9.97.

10.37(1)	Addendum to sub-sublease dated April 1, 1997 between the Registrant Integrated Silicon Solution, Inc.

10.38(10)	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors.

*10.39	2000 Nonstatutory Stock Option Plan.

*10.40	Executive Retention and Severence Plan.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

†	Confidential treatment has been granted as to a portion of this Exhibit.

(1)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.

(2)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

(3)	Incorporated by reference to identically numbered exhibit to the 1995 Registration Statement.

(4)	Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (the “June 1996 Form 10-Q”).

(6)	Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.

(7)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 1997.

(8)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1999.

(9)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

(10)	Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2001.