Form 10-K/A
period 2002-12-31
ZORAN CORP \DE\
filed 2003-04-30
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission file number 0-27246

ZORAN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2794449
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3112 Scott Boulevard, Santa Clara, California 95054
(Address of principal executive offices) (Zip code)

(408) 919-4111
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  YES ☒ NO ☐

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

FORM 10-K/A

Amendment No. 1 to Annual Report on Form 10-K for the Fiscal Year ended December 31, 2002

The undersigned registrant hereby amends Items 10 through 13 of Part III and Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal hear ended December 31, 2002 to read in their entirety as follows:

PART III

Item 10. Directors and Executive Officers of the Registrant

Name of Nominee	Age	Principal Occupation	Director Since
Levy Gerzberg	58	President and Chief Executive Officer of Zoran	1981

Uzia Galil	78	Chairman of the Board of Directors, Uzia Initiative and Management, Ltd.	1983

James D. Meindl	70	Professor of Microelectronics, Georgia Institute of Technology	1986

Arthur B. Stabenow	64	Private Investor	1990

Philip M. Young	63	General Partner, U.S. Venture Partners	1986

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

UZIA GALIL has been a director of Zoran since 1983 and has served as Chairman of the board of directors since October 1993.  Mr. Galil currently serves as President and Chief Executive Officer of Uzia Initiative and Management Ltd., a company specializing in the promotion and nurturing of new businesses associated with mobile communication, electronic commerce and medical informatics, which he founded in November 1999.  From 1962 until November 1999, Mr. Galil served as President and Chief Executive Officer of Elron Electronic Industries Ltd., an Israeli high technology holding company, where he also served as Chairman of the board.  From January 1981 until leaving Elron, Mr. Galil also served as Chairman of the board of directors of Elbit Ltd., an electronic communication affiliate of Elron, and as a member of the board of directors of Elbit Systems Ltd., a defense electronics affiliate of Elron, and all other private companies held in the Elron portfolio.  Mr. Galil currently serves as a member of the boards of directors of Orbotech Ltd., NetManage Inc. and Partner Communications Ltd.  From 1980 to 1990, Mr. Galil served as Chairman of the International Board of Governors of the Technion.  Mr. Galil holds an M.S. in Electrical Engineering from Purdue University and a B.S. from the Technion.  Mr. Galil has also been awarded an honorary doctorate in technical sciences by the Technion in recognition of his contribution to the development of science- based industries in Israel, an honorary doctorate in philosophy by the Weizmann Institute of Science, an honorary doctorate in engineering by Polytechnic University, New York, and an honorary doctorate from the Ben-Gurion University of the Negev in Israel.  Mr. Galil is also a recipient of the Israel Prize.

JAMES D. MEINDL has been a director of Zoran since March 1986.  Dr. Meindl has been a professor of microelectronics at Georgia Institute of Technology since November 1993.  From September 1986 to November 1993, Dr. Meindl served as Provost and Senior Vice President of Academic Affairs at Renssalaer Polytechnic Institute.  Prior thereto, Dr. Meindl was a professor of electrical engineering and Director of the Stanford Electronics Laboratory and Center for Integrated Systems at Stanford University.  Dr. Meindl is also a director of SanDisk, Inc. and DMC Stratex.

ARTHUR B. STABENOW has been a director of Zoran since November 1990.  Mr. Stabenow has been principally engaged as a private investor since January 1999.  From March 1986 to January 1999, Mr. Stabenow was Chief Executive Officer of Micro Linear Corporation, a semiconductor company.  Mr. Stabenow also serves as a director of Applied Micro Circuits Corporation.

PHILIP M. YOUNG has been a director of Zoran since January 1986.  Mr. Young has been a general partner of U.S. Venture Partners, a venture capital partnership, since April 1990.  Mr. Young is also a director of Aerogen, Inc. and several private companies.

The information required by this Item with respect to additional executive officers of Zoran is incorporated by reference to Part I of this Report under the heading “Executive Officers.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of a registered class of the our equity securities, to file with the Securities Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Zoran.  Officers, directors and greater-than-10% beneficial owners are required by SEC regulation to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of reports filed under Section 16(a) furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2002.

Item 11.        Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning the compensation received for services rendered to us during the years ended December 31, 2000, 2001 and 2002 by our chief executive officer and our three other most highly compensated executive officers whose total salary and bonus for such fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards
		Annual		Options
		Compensation		Granted	All Other
Named Officers	Year	Salary(1)	Bonus	(Shares)	Compensation
Levy Gerzberg, Ph.D	2002	$339,921	$255,000	427,500	$698	(2)
President and Chief	2001	$318,423	$226,100	150,000	$538	(2)
Executive Officer	2000	$318,664	$180,000	135,000	$258	(2)

Camillo Martino (3)	2002	$238,558	$150,000	150,000	$542	(2)
Chief Operating Officer	2001	$87,404	$—	300,000	$179	(2)

Isaac Shenberg, Ph.D.	2002	$178,750	$63,000	82,500	$37,427	(4)
Senior Vice President,	2001	$172,130	$48,899	100,500	$42,674	(4)
Business and Strategic Development	2000	$168,850	$55,957	60,000	$44,050	(4)

Karl Schneider	2002	$195,750	$68,250	75,000	$573	(2)
Vice President,	2001	$185,250	$60,918	82,500	$538	(2)
Finance and Chief Financial Officer	2000	$164,656	$50,400	45,000	$167	(2)

(1)                                  Includes amounts (if any) deferred under our 401(k) Plan.

(2)                                  Represents premiums paid by us with respect to term life insurance for the benefit of Dr. Gerzberg, Mr. Martino and Mr. Schneider.

(3)                                  Mr. Martino joined Zoran at its Chief Operating Officer on August 20, 2001.  The reported compensation for 2001 includes compensation earned by Mr. Martino from that date through December 31, 2001.

(4)                                  Consists of (i) premiums paid by us under an insurance policy that covers certain severance and other benefits and (ii) contributions by us toward a continuing education funds.  In 2002, 2001 and 2000 we paid insurance premiums for the benefit of Dr. Shenberg in the amounts of $26,715, $27,246 and $29,889, respectively.  In 2002, 2001 and 2000, we also made continuing education contributions for the benefit of Dr. Shenberg in the amounts of $10,712, $15,428 and $14,161, respectively.

Option Grants

The following table sets forth information concerning grants of options to purchase our common stock made during the year ended December 31, 2002 to the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual grants in 2002
		% of Total
	Number of	Options			Potential Realizable Value at
	Securities	Granted to			Assumed Annual Rates of Stock
	Underlying	Employees in			Price Appreciation for Option
	Options	Fiscal	Exercise or	Expiration	Term(1)
Name	Granted(2)	Year(3)	Base Price(4)	Date	5%	10%

Levy Gerzberg	427,500	16.1%	$12.36	8/9/12	$3,323,016	$8,421,176

Camillo Martino	75,000	2.8%	$14.93	8/21/12	$704,205	$1,784,593
	75,000	2.8%	$13.60	10/17/12	$641,473	$1,625,617

Isaac Shenberg	82,500	3.1%	$12.36	8/9/12	$641,239	$1,625,139

Karl Schneider	75,000	2.8%	$12.36	8/9/12	$582,985	$1,477,399

(1)                                  Potential gains are net of exercise price, but before taxes associated with the exercise.  These amounts represent certain hypothetical gains based on assumed rates of appreciation, based on the Securities and Exchange Commission’s rules, and do not represent our estimate or projection of future prices of our common stock. Actual gains, if any, on stock option exercises are dependent on our future performance, overall market conditions and the optionees’ continued employment through the vesting period.  Accordingly, the gains reflected in this table may not be achieved.

(2)                                  All options are fully exercisable from the date of grant, subject to our right to repurchase any unvested shares at the original purchase price upon the optionee’s termination as an employee.  The options (or shares issued upon the exercise of the options) vest in 48 equal monthly installments from the date of grant.

(3)                                  We granted options to purchase an aggregate of 2,662,500 shares of our common stock to employees during the year.

(4)                                  All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

Option Exercises and Fiscal 2002 Year-End Values

The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended December 31, 2002, and unexercised options held as of December 31, 2002 by the Named Executive Officers:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END VALUES

	Shares		Number of Shares		Value of Unexercised
	Acquired		Underlying Unexercised Options at Fiscal		In-the-Money Options at Fiscal Year
	on	Value	Year End		End(1)
Name	Exercise	Realized(2)	Exercisable(3)	Unexercisable	Exercisable(3)	Unexercisable
Levy Gerzberg, Ph.D.	59,328	$1,263,963	722,655	—	$1,151,746	—

Camillo Martino	—	—	450,000	—	$35,250	—

Isaac Shenberg, Ph.D.	17,281	$378,381	339,020	—	$1,392,798	—

Karl Schneider	21,000	$489,999	253,200	—	$679,377	—

(1)                                  Based on a market value of $14.07, the closing price of our common stock on December 31, 2002, as reported on the Nasdaq National Market.

(2)                                  Based on the closing price of our common stock as reported on the Nasdaq National Market on the date of exercise.  The executive officer’s actual value realized may be different.

(3)                                  All options are fully exercisable from the date of grant, subject to our right to repurchase any unvested shares at the original purchase price upon optionee’s termination as an employee.  The options (or shares issued upon the exercise of the options) vest in 48 equal installments given from the date of grant, or in one installment equal to ¼ of the shares and 38 equal installments thereafter, in the case of options granted upon commencement of employment.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On November 8, 2002, the Compensation Committee of our board of directors adopted the Zoran Corporation Executive Retention and Severance Plan (the “Retention Plan”) which provides for certain benefits for our executive officers and key employees upon a change in control of Zoran.  The Retention Plan provides that if, in the event of a change in control of Zoran, the company acquiring Zoran does not assume or substitute the outstanding options of the participants in the Retention Plan, then the vesting and exercisability of their options shall be accelerated in full immediately prior to, but conditioned upon, the consummation of the change in control transaction.  The Retention Plan provides for additional benefits if a participant in the Retention Plan is terminated without cause or resigns as a result of certain adverse circumstances described in the Retention Plan within 18 months after a change in control; upon such termination, a participant would be entitled to a lump sum cash payment in amount equal to the aggregate amount of his monthly salary for a period of 36 months in the case of the chief executive officer and 18 months in the case of other executive officers, plus a bonus payment, the amount of which is to be determined at the time of termination under the terms of the Retention Plan.  In addition, Zoran shall arrange to provide health and life insurance benefits to the participant for 36 months in the case of the chief executive officer and 18 months in the case of other executive officers. The Retention Plan also provides that, upon the involuntary termination of an executive officer within 18 months following a change in control, the outstanding options of such executive officer shall be immediately exercisable and fully vested.

Compensation of Directors

Directors receive an annual retainer of $20,000, a fee of $2,000 for each meeting attended and quarterly fees of $1,500 for each committee on which they serve and $2,500 for each committee they chair.

The 1995 Outside Directors Plan (the “Directors Plan”) provides for formula-based grants of options to non-employee directors of Zoran.  Under the Directors Plan, each non-employee director is automatically granted a nonstatutory stock option to purchase 30,000 shares of our common stock (an “Initial Option”) on the date on which such person first becomes a non-employee director of Zoran.  Thereafter, on the date immediately following each annual stockholders’ meeting, each non-employee director who is reelected at the meeting to an additional term is granted an additional option to purchase 15,000 shares of our common stock (an “Annual Option”) if, on such date, he has served on the board of directors for at least six months.

The Directors Plan provides that each Initial Option shall become exercisable in installments as to one-fourth of the total number of shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant, and each Annual Option shall become exercisable in full one year after the date of grant, subject to the director’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of our common stock on the date of grant.  Options granted under the Directors Plan have a term of ten years.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS AND SHARE

OWNERSHIP BY MANAGEMENT

The following table sets forth certain information known to us relating to the beneficial ownership of our common stock, as of March 31, 2003 by:  (i) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each executive officer named in the tables set forth under “Executive Compensation;” (iii) each director; and (iv) all executive officers and directors as a group:

Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent(1)(2)
Firsthand Funds and related entities (3) 125 South Market San Jose, CA 95113	1,732,157	6.3%
Levy Gerzberg, Ph.D. (4)	832,366	3.0%
Camillo Martino (5)	451,672	1.6%
Isaac Shenberg, Ph.D. (6)	358,825	1.3%
Karl Schneider (7)	254,967	*
Uzia Galil (8)	90,373	*
Arthur B. Stabenow (9)	70,321	*
James D. Meindl, Ph.D. (10)	68,020	*
Philip M. Young (11)	43,200	*
All directors and executive officers as a group (8 persons) (12)	2,169,744	7.4%

______________

*                                         Represents less than 1%

(1)                                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days after March 31, 2003, are deemed outstanding.  Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.  In general, options granted under the 1993 Option Plan are fully exercisable from the date of grant, subject to our right to repurchase any unvested shares at the original exercise price in the event of termination of the optionee’s employment.  Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)                                  Calculated on the basis of 27,399,578 shares of common stock outstanding as of March 31, 2003.

(3)                                  Based on a Schedule 13G filed by Firsthand Capital Management, Inc. (“FCM”), Silicon Capital Management LLC (“SCM”), Kevin Landis (“Landis”) and Firsthand Funds (“Firsthand”) on February 2003.  Landis is the control person of FCM and SCM, which serve as investment advisor of Firsthand, an investment company. Each of Landis, FCM, SCM and Firsthand has sole voting power and sole dispositive power over 1,732,157 shares.  Mr. Landis disclaims beneficial ownership as to all shares beneficially owned for Section 13(g) filing purposes by FCM, SCM and Firsthand.

(4)                                  Includes immediately exercisable options to purchase 722,655 shares of common stock.

(5)                                  Includes immediately exercisable options to purchase 450,000 shares of common stock.

(6)                                  Includes immediately exercisable options to purchase 339,020 shares of common stock.

(7)                                  Includes immediately exercisable options to purchase 253,200 shares of common stock.

(8)                                  Includes 4,512 shares held by Mr. Galil’s spouse.  Mr. Galil may be deemed to be a beneficial owner of these shares, although Mr. Galil disclaims such beneficial ownership.  Also includes options to purchase 73,200 shares of common stock.

(9)                                  Includes options to purchase 54,450 shares of common stock.

(10)                            Includes 333 shares held jointly with Dr. Meindl’s spouse and 1,687 shares held by James and Frederica Meindl as trustees of the Meindl Trust dated February 4, 1972.  Also includes options to purchase 66,000 shares of common stock.

(11)                            Consists of 43,200 options to purchase shares of common stock.

(12)                            Includes options to purchase 2,001,725 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain four compensation plans that provide for the issuance of our common stock to officers and other employees, directors or consultants.  These consist of the 1993 Stock Option Plan, the Directors Plan and the 1995 Employee Stock Purchase Plan (the "Purchase Plan"), which have been approved by stockholders, and the 2000 Nonstatutory Stock Option Plan (the “2000 Option Plan”), which has not been approved by stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2002:

Plan Category(1)	Number Of Shares To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (A)	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected In Column (A)) (C)
Equity compensation plans approved by stockholders	3,458,946	$17.15	1,691,985	(2)

Equity compensation plans not approved by stockholders(3)	3,477,066	$13.95	1,579,000

Total	6,936,012	$15.55	3,270,985

(1)           The information presented in this table excludes options assumed by Zoran in connection with acquisitions of other companies.  As of December 31, 2002, 117,530 shares of Zoran common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $9.98 per share.

(2)           Includes 201,985 shares of Zoran common stock remaining available for future issuance under the Purchase Plan as of December 31, 2002.

(3)           Consists of options that are outstanding or may be issued pursuant to 2000 Option Plan.  The material features of the 2000 Option Plan are described below.

Material Features of the 2000 Option Plan

As of December 31, 2002, we had reserved 5,325,000 shares of Common Stock for issuance under the 2000 Option Plan.  The 2000 Option Plan provides for the grant of nonstatutory stock options to employees or consultants with exercise prices typically equal to (but not less than 85% of) the fair market value of our common stock on the date of grant.  No current officer or other person whose eligibility would require stockholder approval of the 2000 Option Plan under any law or stock exchange rules may be granted an option under the plan.  In general, the 2000 Option Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including exercise price and number of shares subject to the options granted.  However, Dr. Gerzberg has the authority to grant options of up to 30,000 shares.  Certain options granted under the 2000 Option Plan are fully exercisable from the date of grant, subject to our right to repurchase unvested shares at the original purchase price upon the optionee’s termination of service.  Subject to the optionee’s continued service, the options generally vest at the rate of 1/4 of the shares on the first anniversary of the date of grant and at the rate of 1/48 of the shares on the last day of each of the next 36 calendar months thereafter.  Options granted under the 2000 Option Plan generally have a 10-year term and terminate three months after the termination of service, except where service terminates due to the optionee’s death or permanent and total disability, in which case the option will remain exercisable for one year after such termination but in no event beyond the expiration of the option’s term.

Item 13.         Certain Relationships and Related Transactions.

Not applicable.

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

Dated: April 30, 2003	ZORAN CORPORATION

	By:	/s/ Levy Gerzberg
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

Dated: April 30, 2003	/s/ Levy Gerzberg
Levy Gerzberg
President and Chief Executive Officer

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

Dated: April 30, 2003	/s/ Karl Schneider
Karl Schneider
Vice President and Chief Financial Officer

Other than Exhibits 99.1 and 99.2, the listed exhibits have been previously filed.

Exhibit Number	Exhibit Title
3.1(1)	Form of Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.1(3)	Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1(4)	1993 Stock Option Plan, as amended.

*10.2(4)	1995 Outside Directors Stock Option Plan.

*10.3(4)	Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(3)	Form of Indemnity Agreement for officers and directors.

10.7(3)	Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.

10.11(3)	Lease Agreement dated October 1, 1992 between the Registrant’s subsidiary, Zoran Microelectronics Ltd. (“ZML”), and Matam-Haifa Scientific Industries Center Ltd. (“Matam”).

†10.12(3)	License Agreement for ZR33891 Digital Filter Processor dated June 8, 1995 between the Registrant and Atmel Corporation (“Atmel”).

†10.13(3)	License Agreement for ZR34325 Vector Signal Processor dated June 8, 1995 between the Registrant and Atmel.

†10.14(3)	Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”).

†10.15(3)	Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.

10.16(3)

Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the “Chief Scientist”), together with ZML’s Letter of Undertaking dated September 4, 1994.

10.17(3)	Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML’s Letter of Undertaking dated September 4, 1994.

10.18(3)	Loan Agreements dated July 25, 1995, August 1, 1995, August 15, 1995, August 31, 1995 and November 1, 1995 between ZML and the Israel Discount Bank.

10.29(5)	Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.30(6)	Memorandum of Understanding Dated April 23, 1996 between ZML and IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.33(7)	Sub-Sublease dated April 1, 1997 between the Registrant and Integrated Silicon Solutions, Inc.

Exhibit Number	Exhibit Title
10.35(8)	Agreement for Purchase and Sale of Assets between the Registrant and MGI Software Corp. dated June 15, 1999.

10.36(9)	Unprotected Tenancy Agreement dated September 16, 1997 between ZML and Matam, together with Appendix Addendum to Unprotected Tenancy Agreement of 16.9.97.

10.37(1)	Addendum to sub-sublease dated April 1, 1997 between the Registrant Integrated Silicon Solution, Inc.

10.38(10)	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors.

*10.39	2000 Nonstatutory Stock Option Plan.

*10.40	Executive Retention and Severence Plan.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

†	Confidential treatment has been granted as to a portion of this Exhibit.

(1)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 2000

(2)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

(3)	Incorporated by reference to identically numbered exhibit to the 1995 Registration Statement.

(4)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (the “June 1996 Form 10-Q”).

(6)	Incorporated by reference to Exhibit 10.2 to the June 1996 Form 10-Q.

(7)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 1997

(8)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1999.

(9)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

(10)	Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2001.