Form 10-Q
period 2003-03-31
ZORAN CORP \DE\
filed 2003-05-15
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of May 2, 2003 was 27,461,054.

ZORAN CORPORATION

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$27,449	$31,607
Short-term investments	109,448	105,468
Accounts receivable, net	46,082	34,652
Inventory	7,703	12,686
Prepaid expenses and other current assets	7,759	6,479
Total current assets	198,441	190,892

Property and equipment, net	5,945	5,848
Other investments	73,860	78,334
Goodwill	59,131	59,131
Intangible assets	7,217	8,411

	$344,594	$342,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,222	$9,639
Accrued expenses and other liabilities	19,924	21,965
Total current liabilities	33,146	31,604

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 27,399,578 and 27,395,117 shares issued and outstanding	27	27
Additional paid-in capital	399,160	399,052
Deferred stock-based compensation	(73)	(83)
Accumulated other comprehensive income	633	508
Accumulated deficit	(88,299)	(88,492)
Total stockholders’ equity	311,448	311,012

	$344,594	$342,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues:
Product sales	$37,097	$29,105
Software, licensing and development	736	1,985
Total revenues	37,833	31,090

Costs and expenses:
Cost of product sales	26,710	18,832
Research and development	4,479	5,521
Selling, general and administrative	6,942	5,740
Amortization of other intangibles	953	2,445
Total costs and expenses	39,084	32,538

Operating loss	(1,251)	(1,448)
Interest income	1,593	2,057
Other income (loss), net	(22)	(598)
Income before income taxes	320	11

Provision for income taxes	127	246

Net income (loss)	$193	$(235)

Basic net income (loss) per share	$0.01	$(0.01)

Diluted net income (loss) per share	$0.01	$(0.01)

Shares used to compute basic net income (loss) per share	27,396	26,774

Shares used to compute diluted net income (loss) per share	28,096	26,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$193	$(235)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation, amortization and other	886	630
Allowance for doubtful accounts	315	—
Amortization of intangible assets	1,194	2,445
Realized loss on marketable securities	—	696
Changes in current assets and liabilities:
Accounts receivable	(11,928)	3,382
Inventory	4,983	2,807
Prepaid expenses and other current assets	(1,280)	(31)
Accounts payable	4,333	(2,109)
Accrued expenses and other liabilities	(1,122)	(111)
Net cash provided by (used in) operating activities	(2,426)	7,474

Cash flows from investing activities:
Capital expenditures for property and equipment	(973)	(386)
Purchases of investments	(31,855)	(18,149)
Sales of investments	1,005	15,079
Maturities of investments	31,483	1,001
Net cash used in investing activities	(340)	(2,455)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	108	2,154
Installment payment on purchased core technology	(1,500)	—
Net cash provided by (used in) financing activities	(1,392)	2,154

Net increase (decrease) in cash and cash equivalents	(4,158)	7,173

Cash and cash equivalents at beginning of period	31,607	20,287

Cash and cash equivalents at end of period	$27,449	$27,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information included therein.  While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.             Fair Value Disclosures

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value based accounting for stock-based employee compensation. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 (“FIN 28”). Except for options assumed in connection with the Company’s acquisition of Nogatech, Inc. in 2000, no stock-based employee compensation cost is reflected in net income as all other options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) and net income (loss) per share for each of the quarters ended March 31, 2003 and 2002, would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net income (loss) as reported	$193	$(235)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	10	136
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	(6,284)	(5,568)
Pro forma loss	$(6,081)	$(5,667)

Net income (loss) per share:
As reported
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Pro forma
Basic	$(0.22)	$(0.21)
Diluted	$(0.22)	$(0.21)

For purposes of the disclosure required under SFAS 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for options and purchase grants during the applicable period.

	Three Months Ended March 31,
	2003	2002

Dividend rate	0.0%	0.0%
Risk-free interest rates	2.8 to 4.7%	2.9 to 4.7%
Volatility	93.0%	92.0%
Expected life
Option plans	5 years	5 years
Purchase plan	0.5 years	0.5 years

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility.  The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, existing valuation models, including the Black-Scholes model, do not provide a reliable measure of the fair value of the Company’s stock options.

3.             Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

The following are the components of comprehensive income (loss), (in thousands):

	Three Months Ended March 31,
	2003	2002

Net income (loss)	$193	$(235)
Unrealized gain (loss) on short-term investment	125	(487)
Comprehensive income (loss)	$318	$(722)

The components of accumulated other comprehensive income (loss) are net unrealized gains (losses) on short-term investments and long-term marketable securities.

4.             Balance Sheet Components (in thousands):

	March 31, 2002	December 31, 2002
Inventory:
Work-in-process	$3,614	$6,365
Finished goods	4,089	6,321

	$7,703	$12,686

5.             Goodwill and Intangible Assets

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill is required to be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002. The Company also conducted its annual impairment assessment in 2002, and again determined that no impairment existed. The Company has not yet conducted its annual assessment for 2003 but does not currently anticipate that the completion of the assessment will have a material impact on its financial position, results of operations or cash flows.

Components of Acquired Intangible Assets (in thousands):

		March 31, 2003		December 31, 2002
	Weighted Avg Life (Years)	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets
Covenant not to compete	3	$800	$733	$800	$667
Patents	3	900	825	900	750
Core technology	3	8,060	6,546	8,060	5,874
Completed technology	2	10,760	10,760	10,760	10,760
Customer base	3	1,560	1,267	1,560	1,137
Purchased core technology	4	5,582	314	5,582	63

Total		$27,662	$20,445	$27,662	$19,251

During the quarters ended March 31, 2003 and March 31, 2002, the Company incurred $1.2 million and $2.4 million, respectively, in charges related to the amortization of acquired intangible assets associated with the acquisitions of PixelCam Inc. and Nogatech Inc. and purchased core technologies. Amortization of purchased core technologies is included in cost of product sales. The Company will incur additional amortization charges of approximately $4.2 million for the balance of 2003.

6.             Other Income (Loss), net

During the quarter ended March 31, 2002, Roxio Inc. (“Roxio”) acquired MGI Software Inc (“MGI”). As of the date of acquisition, the Company held approximately 373,000 shares of MGI common stock. Upon consummation of the acquisition, the Company’s MGI common stock was exchanged for 18,843 shares of Roxio common stock. In connection with the exchange, the Company recorded a realized loss of $696,000 included as other loss for the quarter ended March 31, 2002, and established a new cost basis of its Roxio common stock equal to the fair value of the stock on the date of the exchange.

7.             Income Taxes

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

8.             Earnings Per Share

Computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	(Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Net income available to common stockholders	$193	27,396	$0.01	$(235)	26,774	$(0.01)

Effects of dilutive securities:
Stock options	—	700		—	—

Diluted EPS:
Income available to common stockholders	$193	28,096	$0.01	$(235)	26,774	$(0.01)

9.             Stock Split

On April 21, 2002, the Company’s Board of Directors approved a three-for-two split of our common stock which was effected in the form of a 50 percent stock dividend, paid on May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

10.          Recently Issued Accounting Standard

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that this will have a material impact on its financial position, results of operations, or cash flows.

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

11.          Subsequent Events

On May 4, 2003, the Company entered into an agreement to acquire Oak Technology, Inc. (“Oak”) a publicly-held company that provides integrated circuit solutions for the HDTV and digital imaging markets. Under the agreement, Oak will merge with a wholly-owned subsidiary of the Company, and each outstanding share of Oak’s common stock will be converted into the right to receive 0.2323 of a share of Zoran common stock and $1.78 in cash. As of the date of the agreement, the total merger consideration was valued at $358 million. The transaction is expected to be completed in the third quarter of 2003, and is subject to approval by the stockholders of both companies as well as regulatory approval. If the merger is consummated, it will be accounted for as a purchase and, accordingly, the results of operations of Oak (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired and liabilities assumed will be included in the Company’s consolidated financial statements beginning with the quarter in which the closing takes place.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements with respect to the Company’s future financial performance.  Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, “Future Performance and Risk Factors” and discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

From our inception in 1981 through 1991, we derived the substantial majority of our revenue from digital filter processors and vector signal processors used principally in military, industrial and medical applications. In 1989, we repositioned our business to develop and market data compression products for the evolving multimedia markets and discontinued development of digital filter processor and vector signal processor products. In 1994, we discontinued production of these products. Our current lines of digital audio and video products include integrated circuits and related products used in digital versatile disc, or DVD, players and recorders, movie and home theater systems, filmless digital cameras and video editing systems.

We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to resellers and the transition from low-volume to high-volume production. In the past, we have reduced the prices of some of our products in order to better penetrate the consumer market. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

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

Pending Acquisition

On May 4, 2003, we entered into an agreement to acquire Oak Technology, Inc. (“Oak”) a publicly-held company that provides integrated circuit solutions for the HDTV and digital imaging markets.  Under the agreement, Oak will merge with a wholly-owned subsidiary of Zoran, and each outstanding share of Oak’s common stock will be converted into the right to receive 0.2323 of a share of Zoran common stock and $1.78 in cash.  As of the date of the agreement, the total merger consideration was valued at $358 million.  The transaction is expected to be completed in the third quarter of 2003, and is subject to approval by the stockholders of both companies as well as regulatory approval.  If the merger is consummated, it will be accounted for as a purchase and, accordingly, the results of operations of Oak (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired and liabilities assumed will be included in our consolidated financial statements beginning with the quarter in which the closing takes place.  If the acquisition is consummated, our future results of operations will be substantially influenced by the operations of Oak.  Our management currently expects the acquisition to be accretive to our earnings (before amortization of intangible assets) in the first half of 2004.  However, the operating results of the combined company will be affected by our success in achieving our strategic objectives and realizing potential operating benefits, including cost savings.  We will face a number of significant challenges in integrating the technologies, operations and personnel of the two companies in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on the business and operating results of the combined company.

Results of Operations

Revenues

Total revenues increased by 21.7% to $37.8 million for the quarter ended March 31, 2003 from $31.1 million for the same period in 2002.  Product sales increased by 27.5% to $37.1 million from $29.1 million for first quarter of 2002.  The increase in product sales was primarily driven by increased sales in our digital camera and DVD product lines of $5.0 million and $2.5 million, respectively. The increased sales for both product lines were due to increased unit shipments partially offset by reduced average selling prices. DVD products continued to account for the majority of our total product sales, representing approximately 78% of the total for the quarter. We expect DVD sales to continue to comprise the majority of our product sales for the balance of 2003.  Software, licensing and development revenues decreased by 62.9% to $736,000 for the first quarter of 2003, compared to $2.0 million for the first quarter of 2002. The decrease reflected the fact that we did not enter into any new licensing agreements during the quarter ended March 31, 2003. This decline is not necessarily indicative of a developing trend as revenue from licensing activities tends to fluctuate significantly from quarter to quarter.

Product Gross Margin

Product gross margin decreased to 28.0% for the quarter ended March 31, 2003 from 35.3% for the same period in 2002.  The decrease was due to continued erosion of the average selling prices for our older multi-chip DVD solutions. We anticipate that our product gross margin will improve over the balance of 2003 as we have substantially depleted the inventory of these older products and transitioned most of our customer base to our newer DVD products that do not require our DVD CPU companion chips which, historically, were sold at low margins.

Research and Development

Research and development (“R&D”) expenses decreased by 18.9% to $4.5 million for the quarter ended March 31, 2003 from $5.5 million for the same period in 2002. The reduction was due to development grants of $1.5 million related to R&D expenditures in previous periods that were received and recorded as offsets to R&D expense during the quarter ended March 31, 2003. R&D expenses decreased as a percentage of total revenues from 17.8% for the first quarter of 2002 to 11.8% for the first quarter of 2003 with approximately half of the percentage decrease due to increased revenues and the other half resulting from the grant offset.  We expect that R&D expense will increase over the balance of 2003.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by 20.9% to $6.9 million for the quarter ended March 31, 2003 from $5.7 million for the same period in 2002.  The increase was due to increased sales and marketing expenses to support planned revenue growth in the Asia Pacific markets.  SG&A expenses were 18.3% of total revenues for the three months ended March 31, 2003, compared to 18.5% for the same period in 2002. We anticipate that SG&A expenses will continue to increase for the remainder of 2003 as we continue to expand our presence in the Asia Pacific region.

Amortization of Intangibles Assets

During the quarter ended March 31, 2003, we incurred charges of $953,000 related to the amortization of intangible assets compared to $2.4 million for the same period in 2002. The reduction was due to the full amortization of the completed technology acquired as part of the Nogatech Inc. acquisition by the end of 2002.

Interest Income

Interest income decreased by  $464,000 to $1.6 million for the quarter ended March 31, 2003 compared with $2.1 million for the same period in 2002. The reduction was due to a decline in market interest rates.

Other Income (Loss), Net

Other loss decreased by 96.3% to 22,000 for the quarter ended March 31, 2003 compared with $598,000 for the same period in 2002. The reduction was primarily the result of a non-cash loss of $696,000 realized in the first quarter of 2002, upon the exchange of shares of MGI Software Inc. (“MGI”) common stock held by us for shares of Roxio Inc. (“Roxio”) common stock in conjunction with Roxio’s acquisition of MGI.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles our estimated effective tax rate was 10% for the first quarter of 2003, consistent with the effective tax rate for first quarter of 2002. The Company has booked a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel. We anticipate utilizing the 10% tax rate for the foreseeable future.

Liquidity and Capital Resources

At March 31, 2003, we had $27.4 million of cash and cash equivalents, $109.4 million of short-term investments and $165.3 million of working capital. In addition, we had $72.7 million of long-term investments in marketable securities.

Our operating activities used cash of $2.4 million during the three months ended March 31, 2003, primarily due to our net income of $193,000 adjusted for the cash impact associated with an increase of $11.9 million in accounts receivable. Partially offsetting the increase in accounts receivable was the cash impact of a $5.0 million decrease in inventory and a $4.3 million increase in accounts payable. The decrease in inventory was primarily associated with a reduction in DVD inventory. The increase in accounts payable was due to normal timing differences in our payment patterns.

Cash used in investing activities was $340,000 during the three months ended March 31, 2003, principally reflecting capital expenditures for property and equipment.

Cash used by financing activities was $1.4 million for the three months ended March 31, 2003, and principally reflected installment payments on core technology.

At March 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are subject to a number of special risks as a result of our planned acquisition of Oak Technology, Inc.

On May 4, 2003, we entered into an agreement to acquire Oak Technology, Inc. (“Oak”), a publicly-held company that provides integrated circuit solutions for the HDTV and digital imaging markets.  As a result of our entering into the agreement, we are subject to a number of risks and uncertainties, including the following:

•                       Immediately following the completion of the merger, former Oak securityholders will own approximately 33.4% of the capital stock of Zoran.  The issuance of these shares in connection with the merger will cause a significant reduction in the relative percentage interests of current Zoran stockholders.

•                       We will face a number of significant challenges in integrating the technologies, operations and personnel of Zoran and Oak in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on the business and operating results of the combined company.

•                       We may not achieve the strategic objectives, cost savings and other anticipated potential benefits of the merger, and our failure to achieve these strategic objectives could have a material adverse effect on our revenues, expenses and operating results.

•                       Transactions costs associated with the merger will be included as part of the total purchase cost for accounting purposes.  In addition, the combined company may incur charges to operations, which amounts are not currently estimable, in the quarter in which the merger is completed or following quarters, to reflect costs associated with integrating the two companies.  These costs could adversely affect our future liquidity and operating results.

Our success for the foreseeable future will be dependent on growth in demand for integrated circuits for DVD and filmless digital camera applications and our ability to market and sell our products to manufacturers who incorporate those types of integrated circuits into their products.

In 2002 and the first quarter of 2003, we derived a substantial majority of our product revenues from the sale of integrated circuits for DVD applications. We expect that sales of our products for DVD applications will continue to account for a majority of our revenues for the near future. Our ability to sell our products for filmless digital camera applications will also have an impact on our financial performance for the foreseeable future. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

Competition in the compression technology market has historically been dominated by large companies, such as STMicroelectronics, and companies that develop and use their own integrated circuits, such as Sony and Matsushita. As this market continues to develop, we face competition from other large semiconductor vendors, including:

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

We are dependent on our relationship with Fujifilm for a significant percentage of our product sales, and if this relationship were terminated, our business could be harmed.

Fujifilm has been our largest customer over each of the last five years. Fujifilm purchases our products primarily as a reseller. Fujifilm acts as the primary reseller in Japan of products developed by us under development contracts with Fujifilm. We may sell these products directly in Japan only to specified customers with Fujifilm’s consent. Fujifilm provides more sales and marketing support than our other resellers. Fujifilm has provided wafer manufacturing services on a most-favored terms basis to us since 1993 and has also provided funding to support our development efforts. If our relationship with Fujifilm were terminated, our business could be harmed.

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

We have made investments in, and acquisitions of, complementary companies, products and technologies. During 2000, we acquired PixelCam and Nogatech, and in May 2003, we entered into an agreement to acquire Oak.  We may acquire additional businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•                  issue stock that would dilute our current stockholders’ percentage ownership;

•                  incur debt;

•                  assume liabilities;

•                  incur expenses related to the future impairment of goodwill and the amortization of other intangible assets; or

•                  incur other large write-offs immediately or in the future.

Our operation of any acquired business (including our potential operation of Oak) will also involve numerous risks, including:

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

Our success depends to a significant degree upon the continuing contributions of our senior management. The loss of key management personnel could delay product development cycles or otherwise harm our business. We may not be able to retain the services of any of our key employees. We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel, in the United States, Israel and the Asia Pacific region. Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel. Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies.

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

Historically, we have financed a portion of our research and development activities with grants for research and development from the Chief Scientist in Israel’s Ministry of Industry and Trade. Although we did not receive proceeds from such grants in 2001 or 2002, we did receive such proceeds in the first quarter of 2003, and we plan to continue to seek additional grants from the Chief Scientist in the future. To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis.  If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs. We also receive tax benefits, in particular exemptions and reductions as a result of the “Approved Enterprise” status of our existing operations in Israel. To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at March 31, 2003, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 6.       Exhibits and Reports on Form 8-K

(a)                                Exhibits

99.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: May 15, 2003	/s/ Karl Schneider
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

Dated: May 15, 2003

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

Dated: May 15, 2003