Form 10-Q
period 2003-06-30
ZORAN CORP \DE\
filed 2003-08-14
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock, $.001 par value, as of August 1, 2003 was 28,113,951.

ZORAN CORPORATION

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$17,105	$31,607
Short-term investments	125,579	105,468
Accounts receivable, net	54,101	34,652
Inventory	13,545	12,686
Prepaid expenses and other current assets	9,781	6,479
Total current assets	220,111	190,892

Property and equipment, net	7,264	5,848
Other investments	72,449	78,334
Goodwill	59,131	59,131
Intangible assets	5,938	8,411

	$364,893	$342,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,863	$9,639
Accrued expenses and other liabilities	22,175	21,965
Total current liabilities	48,038	31,604

Stockholders’ equity:
Common Stock, $0.001 par value; 55,000,000 shares authorized; 27,537,010 and 27,395,117 shares issued and outstanding	28	27
Additional paid-in capital	400,664	399,052
Deferred stock-based compensation	(63)	(83)
Accumulated other comprehensive income	292	508
Accumulated deficit	(84,066)	(88,492)
Total stockholders’ equity	316,855	311,012

	$364,893	$342,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Product sales	$41,510	$32,199	$78,607	$61,304
Software, licensing and development	3,221	1,795	3,957	3,780
Total revenues	44,731	33,994	82,564	65,084

Costs and expenses:
Cost of product sales	26,227	20,559	52,937	39,391
Research and development	6,231	5,521	10,710	11,042
Selling, general and administrative	7,796	5,905	14,738	11,645
Amortization of goodwill and other intangibles	954	2,445	1,907	4,890
Total costs and expenses	41,208	34,430	80,292	66,968

Operating income (loss)	3,523	(436)	2,272	(1,884)
Interest income	1,435	1,766	3,028	3,823
Other income (loss), net	(149)	86	(171)	(512)

Income before income taxes	4,809	1,416	5129	1,427

Provision for income taxes	576	386	703	632

Net income	$4,233	$1,030	$4,426	$795

Basic net income per share	$0.15	$0.04	$0.16	$0.03

Diluted net income per share	$0.15	$0.04	$0.15	$0.03

Shares used to compute basic net income per share	27,481	27,054	27,452	26,949

Shares used to compute diluted net income per share	28,991	28,923	28,588	28,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,426	$795
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization and other	2,394	1,371
Amortization of goodwill and other intangibles	1,907	4,890
Realized loss on exchange of marketable securities	—	696
Changes in current assets and liabilities:
Accounts receivable	(19,326)	(2,740)
Inventory	(859)	(1,512)
Prepaid expenses and other current assets	(1,437)	335
Accounts payable	16,324	818
Accrued expenses and other liabilities	296	(220)
Net cash provided by operating activities	3,725	4,433

Cash flows from investing activities:
Capital expenditures for property and equipment	(3,224)	(663)
Purchases of investments	(77,670)	(75,728)
Sales of investments	6,968	31,070
Maturities of investments	56,237	43,679
Acquisition costs	(650)	—
Net cash used in investing activities	(18,339)	(1,642)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	1,612	3,856
Installment payment on purchased core technology	(1,500)	—
Net cash provided by financing activities	112	3,856

Net increase (decrease) in cash and cash equivalents	(14,502)	6,647

Cash and cash equivalents at beginning of period	31,607	20,287

Cash and cash equivalents at end of period	$17,105	$26,934

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

2.             Fair Value Disclosures

In December 2002, the FASB issued Statement of Financial Account Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value based accounting for stock-based employee compensation. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 (“FIN 28”). Except for options assumed in connection with the Company’s acquisition of Nogatech, Inc. in 2000, no stock-based employee compensation cost is reflected in net income as all other options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) and net income (loss) per share for each of the three and six month periods ended June 30, 2003 and 2002, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$4,233	$1,030	$4,426	$795
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	10	136	20	272
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards net of related tax effects	(6,794)	(5,617)	(13,078)	(11,185)
Pro forma loss	$(2,551)	$(4,451)	$(8,632)	$(10,118)

Net income (loss) per share:
As reported
Basic	$0.15	$0.04	$0.16	$0.03
Diluted	$0.15	$0.04	$0.15	$0.03
Pro forma
Basic	$(0.09)	$(0.16)	$(0.31)	$(0.38)
Diluted	$(0.09)	$(0.16)	$(0.31)	$(0.38)

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for options and purchase grants during the applicable periods.

	Three and Six Months Ended June 30,
	2003	2002

Dividend rate	0.0%	0.0%
Risk-free interest rates	2.5 to 4.2%	2.9 to 4.7%
Volatility	92.0%	92.0%
Expected life
Option plans	5 years	5 years
Purchase plan	0.5 years	0.5 years

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, existing valuation models, including the Black-Scholes model, do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

3.             Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$4,233	$1,030	$4,426	$795
Unrealized loss on marketable investments	(341)	(1,183)	(216)	(1,670)
Comprehensive income (loss)	$3,892)	$(153)	$4,210	$(875)

The components of accumulated other comprehensive income are unrealized gain (loss) on short-term and long-term marketable securities.

4.             Balance Sheet Components (in thousands):

	June 30, 2003	December 31, 2002
Inventory:
Work-in-process	$3,617	$6,365
Finished goods	9,928	6,321

	$13,545	$12,686

5.             Goodwill and Other Intangible Assets

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

Components of Acquired Intangible Assets (in thousands):

		June 30, 2003		December 31, 2002
	Weighted Avg. Life (Years)	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets
Covenant not to compete	3	$800	$800	$800	$667
Patents	3	900	900	900	750
Core technology	3	8,060	7,217	8,060	5,874
Completed technology	2	10,760	10,760	10,760	10,760
Customer base	3	1,560	1,397	1,560	1,137
Purchased core technology	4	5,582	650	5,582	63
Total		$27,662	$21,724	$27,662	$19,251

During the quarters ended June 30, 2003 and June 30, 2002, the Company incurred $1.3 million and $2.3 million, respectively, in charges related to the amortization of acquired intangible assets associated with the acquisitions of PixelCam Inc. and Nogatech Inc. and purchased core technologies. For the six months ended June 30, 2003 and June 30, 2002, the Company incurred $2.4 million and $4.6 million, respectively, in amortization charges related to these acquired intangible assets. The Company will incur additional amortization charges of approximately $1.7 million for the balance of 2003.

6.             Other Income (Loss), Net

During the six months ended June 30, 2002, Roxio Inc. (“Roxio”) acquired MGI Software Inc (“MGI”). As of the date of acquisition, the Company held approximately 373,000 shares of MGI common stock. Upon consummation of the acquisition, the Company’s MGI common stock was exchanged for 18,843 shares of Roxio common stock. In connection with the exchange, the Company recorded a realized loss of $696,000 included as other loss for the quarter ended March 31, 2002, and established a new cost basis of its Roxio common stock equal to the fair value of the stock on the date of the exchange.

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

8.             Earnings Per Share

Computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net income available to common stockholders	$4,233	27,481	$0.15	$1,030	27,054	$0.04

Effects of Dilutive Securities:
Stock options	—	1,510		—	1,834
Warrants	—	—		—	35

Diluted EPS:
Income available to common stockholders	$4,233	28,991	$0.15	$1,030	28,923	$0.04

	Six Months Ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic and Diluted EPS:
Net Income available to common stockholders	$4,426	27,452	$0.16	$795	26,949	$0.03

Effects of Dilutive Securities:
Stock options	—	1,136		—	1,879
Warrants	—	—		—	34

Diluted EPS:
Income available to common stockholders	$4,426	28,588	$0.15	$795	28,862	$0.03

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

11.          Subsequent Events

On August 11, 2003, the Company acquired Oak Technology, Inc. (“Oak”), a publicly-held company that provides integrated circuit solutions for the HDTV and digital imaging markets, through the merger of Oak with a wholly-owned subsidiary of the Company. In the merger, each outstanding share of Oak’s common stock was converted into the right to receive 0.2323 of a share of Zoran common stock and $1.78 in cash, for total merger consideration of approximately 13.2 million shares of Zoran common stock with a fair value of approximately $227.5 million and approximately $101.0 million in cash. In addition, the Company assumed outstanding options to purchased Oak common stock which were converted into options to purchase an aggregate of  approximately 4.0 million shares of Zoran common stock and granted new options to purchase an additional 561,000 shares of Zoran common stock. The total fair value of the options was approximately $57.4 million.  The common stock was valued using the average of the market price per share of Zoran’s common stock on the date the proposed merger was announced and the two trading days before and two trading days subsequent to the date of the announcement.  The options were valued using the Black-Scholes valuation model. The acquisition will be accounted for under the purchase method of accounting, and the results of operations of Oak, beginning August 12, 2003, will be included in the Company’s consolidated financial statements beginning with the quarter ending September 30, 2003.

The final allocation of the purchase price will be based on the value of the net tangible assets of Oak as of August 11, 2003, and the valuation of the in-process research and development and the intangible assets acquired. The Company anticipates completing its valuation analysis of these assets during the quarter ending September 30, 2003.

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

Recent Development

On May 4, 2003, we entered into an agreement to acquire Oak Technology, Inc. (“Oak”) a publicly-held company that provides integrated circuit solutions for the HDTV and digital imaging markets. The acquisition was completed on August 11, 2003.  Under the agreement, Oak merged with a wholly-owned subsidiary of Zoran, and each outstanding share of Oak’s common stock was converted into the right to receive 0.2323 of a share of Zoran common stock and $1.78 in cash, for total merger consideration of approximately 13.2 million shares with a fair value of approximately $227.5 million and approximately $101.0 million in cash. In addition, Zoran assumed outstanding options to purchase Oak common stock which were converted into options to purchase an aggregate of approximately 4.0 million shares of Zoran common stock and granted new options to purchase an additional 561,000 shares of Zoran common stock.  The total fair value of these options was approximately $57.4 million.  The common stock was valued using the average of the market price per share of Zoran’s common stock on the date the proposed merger was announced and the two trading days before and two trading days subsequent to the date of the announcement.  The options were valued using the Black-Scholes valuation model. The acquisition will be accounted for under the purchase method of accounting.

The final allocation of the purchase price will be based on the value of the net tangible assets of Oak as of August 11, 2003, and the valuation of the in-process research and development and the intangible assets acquired. We anticipate completing our valuation analysis of these assets during the quarter ending September 30, 2003.

We currently expect that Oak will add between $12.7 million and $14.0 million to our total revenues in the quarter ending September 30, 2003 and between $23.5 million and $24.7 million in the quarter ending December 31, 2003, although we expect the acquisition to be dilutive to our earnings during those quarters. We currently expect the acquisition of Oak to be accretive to our earnings (before amortization of intangible assets) in the first half of 2004.  However, the operating results of the combined company will be affected by our success in achieving our strategic objectives and realizing potential operating benefits, including cost savings.  We will face a number of significant challenges in integrating the technologies, operations and personnel of the two companies in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on the business and operating results of the combined company.

The results of operations of Oak, beginning August 12, 2003, will be included in our consolidated financial statements beginning with the quarter ending September 30, 2003. The following discussion of our results of operations for the three and six month periods ended June 30, 2003 reflects only Zoran’s historical operations.

Results of Operations

Revenues

Total revenues were $44.7 million and $82.6 million for the three and six month periods ended June 30, 2003, compared to $34.0 million and $65.1 million for the same periods of 2002, representing increases of 31.6% and 26.9% for the respective periods.  For the three and six month periods ended June 30, 2003, product revenues were $41.5 million and $78.6 million, compared to $32.2 million and $61.3 million for the same periods in 2002, increases of 28.9% and 28.2%, respectively.  The increase in product sales for the quarter was primarily driven by increased sales in our digital camera and DVD product lines of $4.6 million and $4.3 million, respectively. The increased sales for both product lines were due to increased unit shipments. DVD products again accounted for the majority of our total product sales, representing 80% of the total for the quarter. We expect DVD sales to continue to comprise the majority of our product sales for the balance of 2003. Software, licensing and development revenues were $3.2 and $4.0 million, respectively, for the three and six month periods ended June 30, 2003, compared to $1.8 million and $3.8 million for the same periods of 2002, representing increases of 79.4% and 4.7% for the respective periods. The increase for the quarter reflected two significant new licensing agreements entered into during the quarter.

Product Gross Margin

Product gross margins were 36.8% and 32.7% of product revenues for the three and six month periods ended June 30, 2003, compared to 36.2% and 35.7% for the same periods of 2002. The decrease in product gross margin for the six months ended June 30, 2003 was due to the erosion of the average selling prices for our older multi-chip DVD solutions which were sold during the first quarter of 2003. We have substantially depleted the inventory of these older products and transitioned most of our customer base to our newer DVD products that do not require our DVD CPU companion chips which, historically, were sold at low margins.

Research and Development

Research and development (“R&D”) expenses were $6.2 million and $10.7 million for the three and six month periods ended June 30, 2003, compared to $5.5 million and $11.0 million for the same periods of 2002. R&D expenses increased quarter-over-quarter as a result of increased project spending including tape-out expenses. The decrease in the year-over-year spending is the result of development grants of $2.0 million related to R&D expenditures in previous periods that were received and recorded as offsets to R&D expense during the six months ended June 30, 2003. As a percentage of revenues, R&D expenses decreased to 13.9% and 13.0% for the three and six month periods ended June 30, 2003, compared to 16.2% and 17.0% for the same periods of 2002 primarily as a result of increased revenues.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $7.8 million and $14.7 million for the three and six month periods ended June 30, 2003, compared to $5.9 million and $11.6 million for the same periods of 2002. The increase quarter-over-quarter was principally due to $648,000 of increased marketing and application expenses to support planned revenue growth in our Asia Pacific markets and $525,000 of increased product marketing expenses related to the development of our new DVD and digital camera products. The increase year-over-year was driven by these same factors comprising of $1.9m and approximately $1.2 million respectively. As a percentage of revenues, SG&A expenses were 17.4% and 17.9% for the three and six month periods ended June 30, 2003, as well as for the comparable periods ended June 30, 2002.

Amortization of Intangibles Assets

During the three and six months ended June 30, 2003, we incurred charges of $1.3 million and $2.4 million, respectively, related to the amortization of intangible assets. This compares to $2.3 million and $4.6 million in amortization charges of intangible assets for the three and six months ended June 30, 2002. The reduction was due to the full amortization of the completed technology acquired as part of the Nogatech Inc. acquisition by the end of 2002.

Interest Income

Interest income was $1.4 million and $3.0 million for the three and six month periods ended June 30, 2003, compared to $1.8 million and $3.8 million for the same periods of 2002. The reduction was due to a decline in market interest rates.

Other Income (Loss), Net

Other loss for the three months ended June 30, 2003 was $149,000 compared to other income of $86,000 for the same period in 2002 and was associated with net foreign exchange losses. Other loss for the six months ended June 30, 2003 was $171,000 compared to $512,000 for the same period in 2002. This decrease in other loss was primarily the result of a non-cash loss of $696,000 realized in the first quarter of 2002, upon the exchange of shares of MGI Software Inc. (“MGI”) common stock held by us for shares of Roxio Inc. (“Roxio”) common stock in conjunction with Roxio’s acquisition of MGI.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles our estimated effective tax rate was 10% for the three and six month periods ended June 30, 2003, consistent with the effective tax rate for the same periods of 2002. The Company has booked a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel.

Liquidity and Capital Resources

At June 30, 2003, we had $17.1 million of cash and cash equivalents, $125.6 million of short-term investments and $172.1 million of working capital. In addition, we had $71.3 million of investments in long-term marketable securities which are included in other investments in our consolidated balance sheet.

Our operating activities provided cash of $3.7 million during the six months ended June 30, 2003, primarily due to our net income of $4.4 million adjusted for the cash impact associated with an increase of $16.3 million in accounts payable and the adjustment related to depreciation and amortization of $2.4 million. Partially offsetting the increase in accounts payable was the cash impact of a $19.3 million increase in accounts receivable. The increase in accounts payable was due to normal timing differences in our payment patterns while the increase in accounts receivable was due to the increase in revenue.

Cash used in investing activities was $18.3 million during the six months ended June 30, 2003, principally reflecting the purchases of short-term and long-term marketable investments net of proceeds from sales and maturities of $14.5 million and capital expenditures for property and equipment of $3.2 million.

Cash provided by financing activities was $112,000 for the six months ended June 30, 2003, reflecting $1.6 million in proceeds from the issuance of common stock offset by installment payments of $1.5 million on core technology.

At June 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Subsequent to June 30, 2003, we completed the acquisition of Oak. A portion of the merger consideration consisted of approximately $101.0 million in cash, payable to the former Oak stockholders. In addition, we incurred approximately $6 million in merger-related transaction expenses.  These cash payments were offset in part by cash and cash equivalents on Oak’s balance sheet as of August 11, 2003, at the date of the acquisition. Although the preparation of this balance sheet is still in progress, we estimate that Oak’s cash and cash equivalents were approximately $68 million on that date.

We had inventory purchase commitments of $15.2 million at June 30, 2003. In addition, we have lease commitments (including commitments with respect to Oak facilities) of $4.6 million, $8.4 million, $7.2 million, $5.7 million and $1.4 million for the balance of 2003, 2004, 2005, 2006 and 2007, respectively.

We believe that our current balances of cash, cash equivalents and short-term investments (including balances received in the Oak acquisition), and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•                  the levels at which we maintain inventory and accounts receivable;

•                  the market acceptance of our products;

•                  unanticipated expenses associated with the recently completed acquisition of Oak;

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

In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs. Additional capital may also be required for additional acquisitions of businesses, products or technologies.

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

We are subject to a number of special risks as a result of our recent acquisition of Oak Technology, Inc.

On May 4, 2003, we entered into an agreement to acquire Oak Technology, Inc. (“Oak”), a publicly-held company that provides integrated circuit solutions for the HDTV and digital imaging markets.  The acquisition was completed on August 11, 2003.  As a result of the recently completed acquisition of Oak, we are subject to a number of risks and uncertainties, including the following:

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

•                  Transaction costs associated with the merger will be included as part of the total purchase cost for accounting purposes.  In addition, we may incur charges to operations, which amounts are not currently estimable, in the quarter in which the merger was completed or following quarters, to reflect costs associated with integrating the two companies.  These costs could adversely affect our future liquidity and operating results.

•                  Historically, Oak has depended largely on its optical storage business, which during its 2002 fiscal year accounted for approximately 67% of Oak’s revenues.  Following the recent sale of certain assets of its optical storage business, Oak’s digital imaging and digital television businesses will represent the primary source of revenue from the ongoing Oak operations, and revenues from these emerging businesses are difficult to forecast.  As a result, it is not possible to use Oak’s historical financial information to predict its contribution to the future operating results of the combined company.

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the prices of our stock.

Our historical operating results, and those of Oak, have varied significantly from quarter to quarter due to a number of factors, including:

•                  fluctuation in demand for their products;

•                  the timing of new product introductions or enhancements by Zoran, Oak and their competitors;

•                  the level of market acceptance of new and enhanced versions of their products and their customers’ products;

•                  the timing or cancellation of large customer orders;

•                  the length and variability of the sales cycle for their products;

•                  pricing policy changes by Zoran, Oak and their competitors and suppliers;

•                  the cyclical nature of the semiconductor industry;

•                  the availability of development funding and the timing of development revenue;

•                  changes in the mix of products sold;

•                  seasonality in demand for their products;

•                  increased competition in product lines, and competitive pricing pressures; and

•                  the evolving and unpredictable nature of the markets for products incorporating Zoran’s and Oak’s integrated circuits and embedded software.

We expect that the operating results of the combined company will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•                  the cost and availability of adequate foundry capacity;

•                  fluctuations in manufacturing yields;

•                  changes in or the emergence of new industry standards;

•                  failure to anticipate changing customer product requirements;

•                  the loss or gain of important customers;

•                  product obsolescence; and

•                  the amount of research and development expenses associated with new product introductions.

The operating results of the combined company could also be harmed by:

•                  economic conditions generally or in various geographic areas where we or our customers do business;

•                  acts of terrorism and international conflicts or crises, such as the recent outbreak of Severe Acute Respiratory Syndrome, or SARS;

•                  other conditions affecting the timing of customer orders;

•                  changes in governmental regulations that could affect our products; or

•                  a downturn in the markets for our customers’ products, particularly the consumer electronics market.

These factors are difficult or impossible to forecast.  We place orders with independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from our customers.  This limits our ability to react to fluctuations in demand for their products.  If anticipated shipments in any quarter are canceled or do not occur as quickly as expected, or if we fail to foresee a technology change that could render a product obsolete, expense and inventory levels could be disproportionately high.  If anticipated license revenues in any quarter are canceled or do not occur, gross margins may be reduced.  A significant portion of our expenses are relatively fixed, and the timing of increases in expenses is based in large part on our forecast of future revenues.  As a result, if revenues do not meet our expectations, we may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could harm our operating results.

Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the addition of manufacturing capacity in large increments.  The industry has moved from a period of capacity shortages in 2000 to the current condition of excess capacity.  We cannot predict whether we will achieve timely, cost-effective access to that capacity when needed, or if there will be a capacity shortage again in the future.

As a result of these factors, our operating results may vary significantly from quarter to quarter.  These fluctuations may be more pronounced in the future as a result of the challenges we face in integrating the operations of Zoran and Oak.  Any shortfall in revenues or net income from levels expected by the investment community could cause a decline in the trading price of our stock.

Our customers experience fluctuating product cycles and seasonality, which causes their sales to fluctuate.

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter.  During the final production of a mature product, our customers typically exhaust their existing inventory of our products.  Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products.  A delay in the customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product.  Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products.  Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales.  We expect these sales fluctuations to continue for the foreseeable future.

Product supply and demand in the semiconductor industry is subject to cyclical variations.

The semiconductor industry is subject to cyclical variations in product supply and demand.  Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions.  These downturns have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices.  In some cases, these downturns have lasted more than one year.  A downturn in the semiconductor industry could harm our sales and revenues if demand drops, or our gross margins if average selling prices decline.

Our success for the foreseeable future will be dependent on growth in demand for integrated circuits for a limited number of applications.

In recent years, we have derived a substantial majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications.  We expect that sales of our products for these applications will continue to account for a significant portion of its revenues for the foreseeable future.  As a result of Oak’s recent sale of its optical storage business, the future financial performance of the former Oak operations will depend on our ability to successfully develop and market new products in the digital television, HDTV and digital imaging markets.  If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

Our financial performance is highly dependent on the timely and successful introduction of new and enhanced products.

Our financial performance depends in large part on our ability to successfully develop and market next-generation and new products in a rapidly changing technological environment.  If we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer.  In recent years, our success has been dependent on our successful development and timely introduction of integrated circuits for DVD players, DVD recorders and digital cameras.  These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the features or reduce the prices of the systems they sell.  If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

In the consumer electronics market, Oak’s performance has been highly dependent upon the successful development and timely introduction of new products and solutions for broadband digital television and HDTV.  In the digital office market, Oak’s performance has been dependant on its ability to successfully develop embedded image processing system on a chip, or SOC, solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for a variety of imaging peripherals, including printers and multi-function peripherals, or MFPs.  Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices.  Some of Oak’s competitors have the capacity to supply these solutions, and some of their solutions have been well received in the marketplace.  We face the challenge of continuing Oak’s development of digital television and HDTV solutions as well as developing new imaging products with the capability to handle greater color and image complexity, including web-based documents, and work with higher-performing devices in networked environments.  If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future operating results could suffer.

We must keep pace with rapid technological changes and evolving industry standards to remain competitive.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands.  The consumer electronics market, in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration.  Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth.  If new industry standards emerge, our products or the products of our customers could become unmarketable or obsolete, and we could lose market share or be required to incur substantial unanticipated costs to comply with these new standards.

Our success will also depend on the successful development of new markets and the application and acceptance of new technologies and products in those new markets.  For example, our success will depend on the ability of our customers to develop new products and enhance existing products in the recordable DVD player market and products for the broadband digital television and HDTV markets and to introduce and promote those products successfully.  These markets may not continue to develop to the extent or in the time periods that we currently anticipate due to factors outside our control, such as delays in implementation of FCC 02-320 requiring all new televisions to include a digital receiver.  If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.  The emergence of new markets for our products is also dependent in part upon third parties developing and marketing content in a format compatible with commercial and consumer products that incorporate our products.  If this content is not available, manufacturers may not be able to sell products incorporating our products, and our sales would suffer.

We rely on independent foundries and contractors for the manufacture, assembly and testing of our integrated circuits and other hardware products, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

We do not operate any manufacturing facilities, and we rely on independent foundries to manufacture substantially all of our products.  These independent foundries fabricate products for other companies and may also produce products of their own design.  From time to time, there are manufacturing capacity shortages in the semiconductor industry.  We do not have long-term supply contracts with any of our suppliers, including our principal supplier, Taiwan Semiconductor Manufacturing Company, or TSMC.  Therefore, TSMC and our other suppliers are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

In addition, TSMC and some of our other foundries are located in areas of the world that are subject to natural disasters such as earthquakes.  While the 1999 earthquake in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC’s facility could severely reduce TSMC’s ability to manufacture our integrated circuits.  The loss of any of our manufacturers as a supplier, our inability to expand the supply of their products in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason could delay or reduce shipments of our products.  Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

We also rely on a limited number of independent contractors for the assembly and testing of our products.  Our reliance on independent assembly and testing houses limits our control over delivery schedules, quality assurance and product cost.  Disruptions in the services provided by our assembly or testing houses or other circumstances that would require them to seek alternative sources of assembly or testing could lead to supply constraints or delays in the delivery of our products.  These constraints or delays could damage our relationships with current and prospective customers and harm our financial results.

Because foundry capacity is limited from time to time, we may be required to enter into costly long-term supply arrangements to secure foundry capacity.

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would likely be reduced.  In order to secure additional foundry capacity, we have considered, and may in the future need to consider, various arrangements with suppliers, which could include, among others:

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

The fabrication of silicon wafers is a complex process.  Minute levels of contaminants in the manufacturing environment, defects in photomasks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial portion of the integrated circuits on a wafer to be non-functional.  Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct.  As a result, foundries often experience problems achieving acceptable yields, which are represented by the number of good integrated circuits as a proportion of the number of total integrated circuits on any particular wafer.  Poor yields from our independent foundries would reduce our ability to deliver our products to customers, harm our relationships with our customers and harm our business.

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

We face intense competition in the markets in which we compete.  We expect that the level of competition will increase in the future from existing competitors and from other companies that may enter its existing or future markets with solutions that may be less costly or provide higher performance or additional features.

Competition in Zoran’s core compression technology market has historically been dominated by large companies, such as STMicroelectronics, and companies that develop and use their own integrated circuits, such as Sony and Matsushita. As this market continues to develop, we face competition from other large semiconductor vendors, including:

•                  ALi Corporation;

•                  Atmel Corporation;

•                  Cirrus Logic (Crystal Semiconductor);

•                  ESS Technology, Inc.;

•                  Fujitsu;

•                  LSI Logic;

•                  MediaTek Inc.;

•                  Motorola;

•                  Omnivision Technologies, Inc.;

•                  Sunplus Technology; and

•                  Texas Instruments.

The DVD market continues to expand, and additional competitors are expected to enter the market for DVD players and software.  Some of these potential competitors may develop captive implementations for use only with their own PC and consumer electronics products.  It is also possible that application software vendors, such as Microsoft, may attempt to enter the DVD application market in the future.  This increased competition may result in price reductions, reduced profit margins and loss of market share.

Oak’s principal competitors in the broadband digital television and set top box markets include:

•                  ATI Technologies;

•                  Broadcom;

•                  Genesis Microchip/Pixelworks;

•                  Sigma Designs;

•                  ST Microelectronics; and

•                  Trident Microsystems;

•                  in-house, captive suppliers.

We expect competition to continue to increase in these markets as industry standards become well known and as other competitors enter these markets.

Oak’s principal competitors in the digital office market include:

•                  Adobe;

•                  Agilent;

•                  Electronics for Imaging, Inc.

•                  Oasis Semiconductor;

•                  Peerless Systems Corporation;

•                  TAK ASIC; and

•                  in-house, captive suppliers.

The future growth of the digital office market is highly dependent on OEMs continuing to outsource an increasing portion of their product development work.  While the trend toward outsourcing on the part of Oak’s OEM customers has accelerated in recent years, any reversal of this trend, or a change in the way they outsource, could seriously harm our business.

Many of these existing competitors, as well as OEM customers that are expected to compete with us in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than Zoran or Oak.  In addition, much of our future success is dependent on the success of our OEM customers.  If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

Our products are characterized by average selling prices that decline over relatively short time periods; if we are unable to reduce our costs or introduce new products with higher average selling prices, our financial results will suffer.

Average selling prices for our products decline over relatively short time periods, while many of our manufacturing costs are fixed.  When our average selling prices decline, our revenues decline unless we are able to sell more units, and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount.  Our operating results suffer when gross margins decline.  We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.

We derive most of our revenue from sales to a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Zoran’s and Oak’s largest customers have accounted for a substantial percentage of their revenues.  In 2002, sales to Fujifilm accounted for approximately 37% of Zoran’s total revenues, and Zoran’s four largest customers accounted for approximately 59% of its total revenues.  Similarly, during Oak’s fiscal 2002, LG Electronics accounted for 20% of Oak’s total revenues, and Oak’s top 10 customers accounted for approximately 69% of its total revenues.  Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future.  These sales also may fluctuate significantly from quarter to quarter.  We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us.  Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results.  In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

Fujifilm has been our largest customer over the last five years.  Fujifilm purchases our products primarily as a reseller.  Fujifilm acts as the primary reseller in Japan of products developed by us under development contracts with Fujifilm.  We may sell these products directly in Japan only to specified customers with Fujifilm’s consent.  Fujifilm provides more sales and marketing support than our other resellers.  Fujifilm has also provided funding to support Zoran’s development efforts.  If our relationship with Fujifilm were terminated, our business could be harmed.

Our products generally have long sales cycles and implementation periods, which increases our costs in obtaining orders and reduces the predictability of their earnings.

Our products are technologically complex.  Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems.  As a result, our sales processes are often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products.  The sales cycles of our products often last for many months or even years. Longer sales cycles require us to invest significant resources in attempting to make sales and delay the generation of revenue.

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

We generally do not enter into long-term purchase contracts with our customers, and we cannot be certain as to future order levels from our customers.  Customers generally purchase our products subject to cancelable short-term purchase orders.  We cannot predict whether our current customers will continue to place orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products.  When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer.  In the event of an early termination by one of our major customers, it is unlikely that we will be able to rapidly replace that revenue source, which would harm our financial results.

Regulation of our customers’ products may slow the process of introducing new products and could impair our ability to compete.

The Federal Communications Commission, or FCC, has broad jurisdiction over our target markets in the digital television business we acquired from Oak.  Various international entities or organizations may also regulate aspects of our business or the business of our customers.  Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation.  For example, before they can be sold in the United States, advanced televisions and emerging interactive displays must be tested and certified by

Underwriters Laboratories and meet FCC regulations.  Accordingly, the effects of regulation on our customers or the industries in which our customers operate may in turn harm our business.  FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products.  In addition, our digital television business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on systems of suppliers or by the imposition of export restrictions on products that we sell internationally.  Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.  For example, any delays by the FCC in imposing its requirement that all new televisions have a digital receiver could have an adverse effect on our HDTV business.

We are dependent upon our international sales and operations; economic, political or military events in a country where we make significant sales or have significant operations could interfere with our success or operations there and harm our business.

During 2002, 97% of our total revenues and 89% of Oak’s total revenues were derived from international sales.  We anticipate that international sales will continue to represent a significant portion of our total revenues for the foreseeable future.  In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to the risks inherent in doing business internationally, including:

•                  unexpected changes in regulatory requirements;

•                  fluctuations in exchange rates;

•                  political and economic instability;

•                  imposition of tariffs and other barriers and restrictions;

•                  the burdens of complying with a variety of foreign laws; and

•                  health risks in a particular region.

The majority of our research and development personnel and facilities and a portion of our sales and marketing personnel are located in Israel.  Political, economic and military conditions in Israel directly affect our operations.  Some of our officers and employees in Israel are obligated to perform up to 39 days of military reserve duty annually.  The absence of these employees for significant periods during the work week may cause us to operate inefficiently during these periods.

Our operations in China are subject to the economic and political uncertainties affecting that country.  For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing.  This growth may continue to decrease and any slowdown may have a negative effect on our business.  During 2000 and 2001, we also opened offices in Taipei, Taiwan, Hong Kong and Seoul, Korea, and our operations are subject to the economic and political uncertainties affecting these countries as well.

The significant concentration of our manufacturing activities with third party foundries in Taiwan exposes us to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and China.  We have several significant OEM customers in Japan, Korea and other parts of Asia.  Adverse economic circumstances in Japan and elsewhere in Asia could affect these customers’ willingness or ability to do business with us in the future or their success in developing and launching devices containing our products.

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

The recent outbreak of SARS may adversely affect our business.

The recent outbreak of severe acute respiratory syndrome, or SARS, in a number of Asian countries could have a negative effect on our manufacturing production capabilities, on our ability to effectively market and sell our products due to SARS-related travel restrictions and on the general financial markets and business activity in Asia.  The SARS outbreak has been significantly focused on Asia, where many of our current and prospective customers are located.  In addition, most of our manufacturing activities are carried out by third party foundries in Taiwan and Singapore.  Should the SARS illness spread to new regions in Asia or elsewhere or intensify in severity in areas already affected, causing reduced demand by current and prospective customers or disrupting the manufacture of those companies’ products, our operating results could be harmed.

The prices of our products may become less competitive due to foreign exchange fluctuations.

Foreign currency fluctuations may affect the prices of our products.  Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world.  If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency, and our products may be less competitive in that country.  Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars.  If the do not, our revenue and operating results will be subject to foreign exchange fluctuations.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights.

Our success and ability to compete depend in large part upon protection of our proprietary technology.  We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights.  These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others.  Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.  The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.  If competitors are able to use our technology, our ability to compete effectively could be harmed.

The protection offered by patents is subject to numerous uncertainties.  For example, our competitors may be able to effectively design around our patents, or the patents may be challenged, invalidated or circumvented.  Those competitors may also independently develop technologies that are substantially equivalent or superior to our technology.  Moreover, while we hold, or have applied for, patents relating to the design of our products, some of our products are based in part on standards, for which we do not hold patents or other intellectual property rights.

Oak has generally limited access to and distribution of the source and object code of its software and other proprietary information.  With respect to its page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and platforms for its HDTV products, Oak has granted licenses that give its customers access to and restricted use of the source code of Oak’s software.  This access increases the likelihood of misappropriation or misuse of our technology.

Oak is a defendant in several lawsuits.

Oak and various of its former directors and former officers are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired Oak common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations.  Additionally, various of Oak’s directors and former officers are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws.  Based on information provided by Oak, including the California Supreme Court’s recent denial of the plaintiffs’ petition for review, we believe this litigation to be at an end, finally concluded in favor of Oak.  Oak is also a party to various other legal proceedings, including a number of patent-related matters.  In connection with these lawsuits, management time has been, and will continue to be, expended.  In addition, while Oak has incurred, and we expect to continue to incur, substantial legal and other expenses in connection with these pending lawsuits, an estimate of such loss or range of loss cannot be made.  No provision for any liability that may result upon adjudication has been made in our financial statements.

We could become subject to claims and litigation regarding intellectual property rights, which could seriously harm its business and require it to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and Oak is currently a party to a number of patent-related lawsuits.  We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights.  Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement.  These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights.  These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention.  Any potential intellectual property litigation could force us to do one or more of the following:

•                  stop selling products that incorporate the challenged intellectual property;

•                  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

•                  pay damages; or

•                  redesign those products that use such technology.

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement.  We have a more limited patent portfolio than many of our competitors.  If a successful claim is made against we or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

If necessary licenses of third-party technology are not available to Zoran, Oak or the combined company or are very expensive, our products could become obsolete.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements.  Third party licenses may not be available on commercially reasonable terms, if at all.  If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

Certain technology used in our products is licensed from third parties, and in connection with these licenses, we are required to fulfill confidentiality obligations and, in some cases, pay royalties.  Some of our products require various types of copy protection software that we must license from third parties.  If we are unable to obtain or maintain our right to use the necessary copy protection software, we would be unable to sell and market these products.

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our future net income and cash flow will be affected by our ability to apply our net operating losses, or NOLs, against taxable income in future periods.  Our NOLs totaled approximately $34.0 million for federal and $4.0 million for state tax reporting purposes as of December 31, 2002.  Oak’s NOLs totaled approximately $212.0 million for federal and $60.0 million for state tax reporting purposes as of December 31, 2002.  As a result of the change of control resulting from Zoran’s initial public offering in 1995, the amount of NOLs that Zoran can use to reduce future taxable income for federal tax purposes is limited to approximately $3.0 million per year.  The Internal Revenue Code contains a number of provisions that could limit the use of NOLs against income of the combined company following the merger as a result of the merger or as a result of the combination of these transactions.  Our utilization of Oak’s NOLs may be further limited due to prior Oak transactions.  No opinion or IRS ruling has been sought regarding the potential application of any of these provisions.  Changes in tax laws in the United States may further limit our ability to utilize these NOLs.  Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

Any additional acquisitions we make could disrupt our business and severely harm our financial condition.

We have made investments in, and acquisitions of, other complementary companies, products and technologies.  We have recently completed the acquisition of Oak.  During 2000, we acquired PixelCam and Nogatech, and we may acquire additional businesses, products or technologies in the future.  In the event of any future acquisitions, we could:

•                  issue stock that would dilute its current stockholders’ percentage ownership;

•                  incur debt;

•                  assume liabilities;

•                  incur expenses related to the future impairment of goodwill and the amortization of other intangible assets; or

•                  incur other large write-offs immediately or in the future.

Our operation of any other acquired business will also involve numerous risks, including:

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

We may not be able to successfully complete the integration of the business, products or technologies or personnel that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition.

In addition, we have made minority equity investments in early-stage companies, and we expect to continue to review opportunities to make additional investments in such companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships.  We have little or no influence over the early-stage companies in which we have made or may make strategic, minority equity investments.  Each of these investments involves a high degree of risk.  We may not be successful in achieving the technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives could result in a loss of all or part of our invested capital and require us to write off all or a portion of such investment.

Our products could contain defects, which could reduce sales of those products or result in claims against us.

We develop complex and evolving products.  Despite testing by us and our customers, errors may be found in existing or new products.  This could result in, among other things, a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance.  These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers.  The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business.  Defects, integration issues or other performance problems in our products could result in financial or other damages to customers or could damage market acceptance of such products.  Our customers could also seek damages from us for their losses.  A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

If we do not maintain current development contracts or are unable to enter into new development contracts, our business could be harmed.

We historically have generated a significant percentage of our total revenues from development contracts, primarily with key customers.  These development contracts have provided us with partial funding for the development of some of our products.  Under these contracts, we receive payments upon reaching certain development milestones.  If we fail to achieve the milestones specified in our existing development contracts, if our existing contracts are terminated or if we are unable to secure future development contracts, our ability to cost-effectively develop new products would be reduced and our business would be harmed.

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

We anticipate that our future growth, if any, will require us to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel.  Our ability to manage growth successfully will also require us to expand and improve administrative, operational, management and financial systems and controls.  Many of our key operations, including the major portion of our research and development operations and a significant portion of our sales and administrative operations, are located in Israel.  A majority of our sales and marketing and certain of our research and development and administrative personnel, including our President and Chief Executive Officer and other officers, are based in the United States.  The geographic separation of these operations places additional strain on our resources and our ability to manage growth effectively.  If we are unable to manage growth effectively, our business will be harmed.

We rely on the services of our executive officers and other key personnel, whose knowledge of our business and industry would be extremely difficult to replace.

Our success depends to a significant degree upon the continuing contributions of our senior management.  Management and other employees may voluntarily terminate their employment with us at any time upon short notice.  The loss of key personnel could delay product development cycles or otherwise harm our business.  We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel, located in the United States, Israel and China.  Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel.  Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies.

The Israeli rate of inflation may negatively impact our costs if it exceeds the rate of devaluation of the new Israeli shekel against the United States dollar.

A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in new Israeli shekels.  As a result, we bear the risk that the rate of inflation in Israel will exceed the rate of devaluation of the new Israeli shekel in relation to the United States dollar, which will increase our costs as expressed in United States dollars.  To date, we have not engaged in hedging transactions.  In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against the new Israeli shekel.  These measures may not adequately protect us from the impact of inflation in Israel.

The government programs in which we participate and tax benefits we receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.

Historically, we have financed a portion of our research and development activities with grants for research and development from the Chief Scientist in Israel’s Ministry of Industry and Trade.  Although we did not receive proceeds from such grants in 2001 or 2002, we did receive such proceeds in the first and second quarters of 2003, and we plan to seek additional grants from the Chief Scientist in the future.  To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis.  If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs.  We also receive tax benefits, in particular exemptions and reductions as a result of the “Approved Enterprise” status of our existing operations in Israel.  To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in its Israeli subsidiary.  If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received.  These tax benefits may not be continued in the future at their current levels or at any level.  Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

Provisions in our charter documents and Delaware law could prevent or delay a change in control of Zoran.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  These include prohibitions:

•                  prohibiting a merger with a party that has acquired control of 15% or more of our outstanding common stock, such as a party that has completed a successful tender offer, until three years after that party acquired control of 15% of our outstanding common stock;

•                  authorizing the issuance of up to 3,000,000 shares of “blank check’ preferred stock;

•                  eliminating stockholders’ rights to call a special meeting of stockholders; and

•                  requiring advance notice of any stockholder nominations of candidates for election to our board of directors.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between June 30, 2002 and June 30, 2003, the closing sale price of our common stock, as reported on The NASDAQ National Market, ranged from a low of $9.11 to a high of $23.51.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

•                  announcements concerning our business or that of our competitors or customers;

•                  quarterly variations in operating results;

•                  changes in analysts’ earnings estimates;

•                  announcements of technological innovations;

•                  the introduction of new products or changes in product pricing policies by Zoran or its competitors;

•                  loss of key personnel;

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.41 (1)	Employment Agreement, dated as of May 4, 2003, by and between Registrant and Young K. Sohn.
10.42 (2)	Agreement and Plan of Reorganization, dated as of May 4, 2003, by and among the Registrant, Zinc Acquisition Corporation and Oak Technology, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to identically numbered exhibit to Registrant’s Form S-4 Registration Statement filed on June 10, 2003.
(2)	Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K Current Report filed on May 7, 2003.

(b)         Reports on Form 8-K:

1.               On April 24, 2003, we filed a Report on Form 8-K, pursuant to Item 12 thereof, relating to financial information for the quarter ended March 31, 2003 and forward-looking statements relating to the second quarter and remainder of 2003 as presented in a press release dated April 24, 2003.

2.               On May 7, 2003, we filed a Report on Form 8-K, pursuant to Item 5 thereof, reporting that we had entered into an Agreement and Plan of Reorganization by and among Zoran Corporation, Zinc Acquisition Corporation, a wholly-owned subsidiary of Zoran, and Oak Technology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: August 14, 2003	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)