Form 10-Q
period 2003-09-30
ZORAN CORP \DE\
filed 2003-11-14
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No. 0-27246

ZORAN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2794449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1390 Kifer Road
Sunnyvale, California 94086

(Address of principal executive offices, including zip code)

(408) 523-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of November 11, 2003, there were outstanding 42,252,076 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2003

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$52,462	$31,607
Short-term investments	100,475	105,468
Accounts receivable, net	71,272	34,652
Inventory	11,058	12,686
Prepaid expenses and other current assets	24,884	6,479
Total current assets	260,151	190,892

Property and equipment, net	21,202	5,848
Other assets	39,342	78,334
Goodwill	122,655	59,131
Intangible assets, net	198,318	8,411

	$641,668	$342,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,882	$9,639
Accrued expenses and other liabilities	55,810	21,965
Total current liabilities	85,692	31,604

Other long-term liabilities	9,910	—

Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2003 and 55,000,000 shares authorized at December 31, 2002; 42,114,552 shares issued and outstanding as of September 30, 2003; and 27,395,117 shares issued and outstanding as of December 31, 2002	42	27
Additional paid-in capital	701,720	399,052
Deferred stock-based compensation	(16,849)	(83)
Accumulated other comprehensive income (loss)	(297)	508
Accumulated deficit	(138,550)	(88,492)
Total stockholders’ equity	546,066	311,012

	$641,668	$342,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Product revenues	$64,654	$43,814	$143,261	$105,118
Software and other revenues	2,766	243	6,723	4,023
Total revenues	67,420	44,057	149,984	109,141

Costs and expenses:
Cost of product revenues	40,394	25,349	93,331	64,740
Research and development	12,179	5,880	22,889	16,922
Selling, general and administrative	11,293	6,697	26,031	18,342
Amortization of intangible assets	6,516	2,309	8,403	6,927
Deferred stock compensation	2,426	10	2,446	282
In-process research and development	50,100	—	50,100	—
Total costs and expenses	122,908	40,245	203,200	107,213

Operating income (loss)	(55,488)	3,812	(53,216)	1,928

Interest income	1,297	1,684	4,325	5,507
Other income (loss), net	212	(8)	41	(520)

Income (loss) before income taxes	(53,979)	5,488	(48,850)	6,915

Provision for income taxes	505	781	1,208	1,413

Net income (loss)	$(54,484)	$4,707	$(50,058)	$5,502

Basic net income (loss) per share	$(1.53)	$0.17	$(1.66)	$0.20

Diluted net income (loss) per share	$(1.53)	$0.17	$(1.66)	$0.19

Shares used to compute basic net income (loss) per share	35,718	27,150	30,188	27,018

Shares used to compute diluted net income (loss) per share	35,718	28,089	30,188	28,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(50,058)	$5,502
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation, amortization and other	3,642	1,804
Amortization of intangible assets	8,403	6,927
Amortization of deferred stock compensation	2,446	282
In-process research and development	50,100	—
Realized loss on exchange of marketable securities	—	696
Changes in current assets and liabilities:
Accounts receivable	(28,534)	(970)
Inventory	5,304	(6,014)
Prepaid expenses and other current assets and other assets	(1,165)	(141)
Accounts payable	12,786	(3,665)
Accrued expenses and other liabilities	4,614	3,063
Deferred income taxes, deferred revenue and other long-term liabilities	1,055	(65)
Net cash provided by operating activities	8,593	7,419

Cash flows from investing activities:
Capital expenditures for property and equipment	(6,717)	(1,308)
Purchases of investments	(114,909)	(129,488)
Proceeds from sales and maturities of investments	163,217	119,587
Acquisition of Oak Technology, Inc., net of cash acquired	(44,404)	—
Net cash used in investing activities	(2,813)	(11,209)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,775	4,181
Installment payment on purchased core technology	(2,700)	—
Net cash provided by financing activities	15,075	4,181

Net increase in cash and cash equivalents	20,855	391

Cash and cash equivalents at beginning of period	31,607	20,287

Cash and cash equivalents at end of period	$52,462	$20,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Zoran Corporation 2002 Annual Report on Form 10-K filed with the Commission.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of this standard will not have a material impact on the Company's financial statements.

During October 2003, the FASB issued FSP 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003.

2.     Stock Based Compensation

Zoran applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Stock options are generally granted with exercise prices equivalent to fair market value of the underlying common stock on the date of grant, and no compensation cost is recognized.  In connection with stock options granted through the acquisition of Nogatech, Inc. during 2000 and Oak Technology, Inc. during 2003, the Company recorded deferred stock-based compensation which is being amortized over the vesting periods of the options.  Deferred stock compensation expense recognized as a result of the amortization of these options during the quarter ended September 30, 2003 and the nine-month period ended September 30, 2003 was approximately $2,426,000 and $2,446,000, respectively.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value of the option at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the Company’s net loss and net loss per share for each of the three and nine month periods ended September 30, 2003 and 2002, would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss as reported	$(54,484)	$4,707	$(50,058)	$5,502

Adjustments:
Stock-based employee compensation expense included in net loss	2,426	10	2,446	282

Stock-based employee compensation expense determined under the fair value method	(15,692)	(6,714)	(28,770)	(17,899)

Pro forma net loss	$(67,750)	$(1,997)	$(76,382)	$(12,115)

Pro forma net loss per share:
Basic	$(1.90)	$(0.07)	$(2.53)	$(0.45)
Diluted	$(1.90)	$(0.07)	$(2.53)	$(0.45)

Net income (loss) per share as reported:
Basic	$(1.53)	$0.17	$(1.66)	$0.20
Diluted	$(1.53)	$0.17	$(1.66)	$0.19

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for options and purchase grants during the applicable periods.

	Stock Option Plans		Stock Purchase Plan
	Three and nine month periods ended September 30, 2003	Three and nine month periods ended September 30, 2002	Three and nine month periods ended September 30, 2003	Three and nine month periods ended September 30, 2002

Expected life (years)	5.0	5.0	0.50	0.50
Expected volatility	92%	92%	92%	92%
Risk-free interest rate	3.4%	4.7%	2.3%	2.9%

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

3.              Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130.  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(54,484)	$4,707	$(50,058)	$5,502
Change in unrealized gain (loss) on investments, net	(589)	(953)	(805)	(2,623)
Total comprehensive income (loss)	$(55,073)	$3,754	$(50,863)	$2,879

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on short-term and long-term marketable securities.

4.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Purchased parts and work in process	$4,440	$6,365
Finished goods	6,618	6,321
	$11,058	$12,686

5.              Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, as of January 1, 2002.  SFAS 142 superseded Accounting Principles Board Opinion No. 17, Intangible Assets, and discontinued the amortization of goodwill.  In addition, SFAS 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141, Business Combinations; 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of goodwill and other intangibles.

In accordance with SFAS 142, beginning January 1, 2002, goodwill is no longer amortized, but is required to be reviewed periodically for impairment upon the initial adoption of SFAS No. 142 and, thereafter, on at least an annual basis.  For the year ending December 31, 2003, the Company performed the annual analysis as of September 30, 2003 and concluded that goodwill was not impaired.

Goodwill and intangible assets are comprised of the following (in thousands):

		September 30, 2003			December 31, 2002
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance

Amortized intangible assets:
Purchased technology	2-3	$176,720	$(23,266)	$153,454	$18,820	$(16,634)	$2,186
Patents	3-5	27,900	(1,646)	26,254	900	(750)	150
Customer base	3-5	13,010	(1,784)	11,226	1,560	(1,137)	423
Tradename and others	3-5	2,100	(895)	1,205	800	(667)	133
Purchased core technology *	4-5	7,135	(956)	6,179	5,582	(63)	5,519
Total		$226,865	$(28,547)	$198,318	$27,662	$(19,251)	$8,411

(*) The Company records the amortization of purchased core technology as cost of product sales.

Estimated future intangible amortization expense, based on current balances, as of September 30, 2003 is as follows (in thousands):

Year ending December 31,	Amount
2003 (remaining three months)	$10,919
2004	42,857
2005	42,961
2006	41,629
2007	38,457
2008	21,495
Total	$198,318

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

	Amount
Balance at December 31, 2002	$59,131
Acquisition of Oak Technology, Inc.	63,524	(see note 8)
Balance at September 30, 2003	$122,655

6.              Other Income (Loss)

During the nine month period ended September 30, 2002, Roxio Inc. (“Roxio”) acquired MGI Software Inc (“MGI”). As of the date of acquisition, the Company held approximately 373,000 shares of MGI common stock. Upon consummation of the acquisition, the Company’s MGI common stock was exchanged for 18,843 shares of Roxio common stock. In connection with the exchange, the Company recorded a realized loss of $696,000 and established a new cost basis of its Roxio common stock equal to the fair value of the stock on the date of the exchange.

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

8.              Acquisition

On August 11, 2003, pursuant to an Agreement and Plan of Reorganization dated as of May 4, 2003 (the “Merger Agreement”) among Zoran, a wholly-owned subsidiary of Zoran (“Merger Sub”), and Oak Technology, Inc., Oak was merged with and into Merger Sub.

The transaction is accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting and accordingly the results of operations of Oak have been included in the Company’s financial statements since the date of acquisition.

Zoran’s primary objective in acquiring Oak was based on the Company’s belief that the combined company would benefit from the following:

•                  Oak’s complementary technologies and products, especially in the digital TV markets, and the ability of the combined company to expand its existing customer base and market share in the digital consumer electronics market by integrating the product lines of each company;

•                  Oak’s intellectual property portfolio and related expertise, especially intellectual property relating to front-end optical recording;

•                  access to Oak’s customer relationships, providing cross-selling opportunities to existing customers as well as opportunities to build new relationships;

•                  the opportunity to achieve synergies and realize significant cost savings, including operational efficiencies, such as acceleration of various product development activities by leveraging Oak’s intellectual property, reduced overhead and, in geographic areas where the two companies overlap, increased efficiency in the combined company’s sales channels; and

•                  Oak’s existing market position as a leading supplier of HDTV integrated circuits, providing the combined company with access to this high-growth market segment.

The purchase price exceeded the net assets acquired resulting in the recognition of goodwill and other intangible assets.

The financial statements reflect an estimated purchase price of approximately $392.7 million, determined as follows (in thousands):

Cash payments	$100,992
Fair value of common stock issued	227,462
Fair value of stock options granted	57,446
Acquisition costs	6,847
Total consideration	$392,747

The cash payment and fair value of common stock issued represents the conversion of each outstanding share of Oak common stock into $1.78 in cash and 0.2323 of a share of Zoran common stock.  As a result of the acquisition, 56,737,298 shares of Oak common stock were converted into $101.0 million in cash and 13,180,074 shares of Zoran common with a fair value of $227.5 million based on the fair market value of Zoran common stock for the period two days before and after the date on which the terms of agreement were finalized and announced, May 5, 2003.

Non-qualified options to purchase approximately 4.5 million shares of Zoran common stock with a term of ten years were granted to Oak employees as part of the acquisition.  The corresponding fair value of these options of $57.4 million was estimated based on the fair value of the Zoran common stock as of the acquisition date using the Black-Scholes option pricing model applying the following assumptions: expected life of 50 months, risk-free interest rate of 3.65%, expected volatility of 93% and no expected dividend yield.  The intrinsic value of the unvested options, totaling approximately $19.2 million, has been recorded as deferred stock compensation and will be amortized over the vesting period on a multiple option approach basis.

Acquisition costs include $3.3 million of investment banker fees, $1.7 million of insurance costs, $1.1 million of legal and accounting fees and $0.7 million in other acquisition related expenses.

The purchase price allocation was as follows (in thousands):

Net assets acquired	$62,261
Deferred stock compensation	19,212
In-process research and development	50,100
Intangible assets	197,650
Goodwill	63,524
$392,747

The following table summarizes the estimated fair value of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and short-term investments	$67,761
Accounts receivable	8,086
Other current assets	17,090
Inventory	3,676
Property, plant and equipment	13,075
Other assets	816
Current liabilities	(38,015)
Non-current liabilities	(10,228)
Net assets acquired	$62,261

Tangible assets were valued at estimates of their current fair values.  The valuation of the acquired intangible assets which was based on management’s estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $157.9 million, patents of $27.0 million, customer base of $11.5 million and  trademarks and tradenames of approximately $1.3 million.  Purchased technology is being amortized over a weighted average estimated life of 4.8 years and patents, customer base, trademarks and tradenames are being amortized over their estimated useful lives of 5 years with no residual values.

Approximately $63.5 million of the purchase price was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized and will be tested for impairment at least annually.  We do not expect goodwill to be deductible for tax purposes.

Approximately $50.1 million of the purchase price was allocated to in-process research and development which had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was immediately expensed upon the acquisition date.  This amount was determined using management’s estimates including consultation with an independent appraiser.  The in-process research and development was determined using a discounted cash flow method and factors including projected financial results, relative risk of successful development, time-value of money and level of completion.

The Company expects that the in-process technologies will be successfully completed by the second quarter of calendar 2005 with approximately $30.0 million in remaining costs.  At the time of acquisition, Oak had five material development projects in process as follows:

•                  OTI-4100 – a highly integrated, fully programmable system-on-a-chip (SOC) solution for the emerging class of appliance type printers.  The OTI-4100 incorporates the ARM9E RISC CPU core and Quatro SIMD DSP core to provide an easy to program controller platform.

•                  Fire 3 – a programmable SOC solution that will complement the OTI-4110 and ZR-4100 in the inkjet market.  Fire 3 will provide a fully scalable solution platform to cover much of the performance and feature range of an OEM’s inkjet offerings.

•                  Integrated Print System – The Integrated Print System (“IPS”) is a dynamic embedded scalable architecture providing peripheral manufacturers with highly integrated modular controller and connectivity software for powering single and multifunctional devices.

•                  Generation 9 - an integrated SOC that integrates a previous generation of HDTV digital video technology with a new Audio-DSP Core as well as a MIPS 64 bit processor and certain other video processing features.

•                  A new lower cost highly integrated HDTV decoder – the first in a family of highly integrated HDTV decoders specifically designed for the FCC mandated digital television chassis market.  This device includes all the required interfacing to support digital cable applications and is applicable to existing CRT and flat panel display devices.

The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%.  This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team.  The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.  These estimates did not take into account any potential synergies that could be realized as a result of the acquisition.  Revenues for the incremental core technologies developed are expected to commence in the fourth quarter of 2005 and extend through 2011. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

As of September 30, 2003, the Company has incurred approximately $1.8 million of the estimated $30.0 million in remaining costs to complete the development of the in-process projects.  As of September 30, 2003, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

The following unaudited pro forma financial information presents the combined results of operations of Zoran and Oak as if the acquisition had occurred as of the beginning of fiscal 2002 and 2003, after giving effect to certain adjustments, including amortization of intangibles.  The in-process research and development charge of $50.1 million is not reflected in the unaudited pro forma combined condensed statement of operations.  The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except for per share data:	2003	2002	2003	2002

Pro forma revenues	$78,677	$74,266	$209,113	$216,394

Pro forma net loss	$(43,858)	$(14,039)	$(86,693)	$(59,885)

Pro forma net loss per share:
Basic	$(1.06)	$(0.35)	$(2.13)	$(1.50)
Diluted	$(1.06)	$(0.35)	$(2.13)	$(1.50)

9.              Net Income (Loss) Per Share

Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(54,484)	$4,707	$(50,058)	$5,502

Basic common shares	35,718	27,150	30,188	27,018
Effect of dilutive securities:
Common stock options and warrants	—	939	—	1,669
Dilutive weighted average shares	35,718	28,089	30,188	28,687

Net income (loss) per share:
Basic	$(1.53)	$0.17	$(1.66)	$0.20
Diluted	$(1.53)	$0.17	$(1.66)	$0.19

10.       Stock Split

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

Overview

From our inception in 1981 through 1991, we derived the substantial majority of our revenue from digital filter processors and vector signal processors used principally in military, industrial and medical applications. In 1989, we repositioned our business to develop and market data compression products for the evolving multimedia markets and discontinued development of digital filter processor and vector signal processor products. In 1994, we discontinued production of these products. Prior to the acquisition of Oak Technology, Inc. on August 11, 2003, our products consisted of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, filmless digital cameras and video editing systems.  As a result of the acquisition of Oak, we now provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.

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

Our cost of product revenues consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. If we are unable to reduce our cost of product revenues to offset anticipated decreases in average selling prices, our product gross margins will decrease. Our product gross margin is also dependent on product mix and on the percentage of products sold directly to our OEM customers versus indirectly through our marketing partners who purchase our products at lower prices but absorb most of the associated marketing and sales support expenses, maintain inventories and provide customer support and training. Lower gross margins on sales to resellers are partially offset by reduced selling and marketing expenses related to such sales.  Product sales in Japan are primarily made through Fujifilm, our strategic partner and reseller in Japan.  Fujifilm provides more sales and marketing support than our other resellers. We expect both product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

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

We conduct a material amount of our research and development and certain sales and marketing and administrative operations in Israel through our wholly-owned Israeli subsidiary.  As a result, some of our expenses are incurred in New Israeli Shekels. To date, substantially all of our product sales and our development and licensing revenue have been denominated in U.S. dollars and most costs of product sales have been incurred in U.S. dollars. We expect that most of our sales and costs of sales will continue to be denominated and incurred in U.S. dollars for the foreseeable future. We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations. We may in the future elect to take action to reduce our foreign exchange risk.

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

Recent Developments

On August 11, 2003, we completed our acquisition of Oak through the merger of Oak with a wholly-owned subsidiary of Zoran.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements.  Accordingly, our results of operations for the three and nine month periods ended September 30, 2003 reflect Oak’s operations since August 12, 2003, while our results of operations for the comparable 2002 periods reflect only Zoran’s historical operations.

Results of Operations

Revenues

Total revenues increased 53% to $67.4 million for the three months ended September 30, 2003 compared to the $44.1 million for the three months ended September 30, 2002.  This increase includes $9.9 million of revenues attributable to the inclusion of revenues as a result of the completion of the Oak acquisition.  An additional $3.9 million of software license revenues that would have been reported by Oak on a stand alone basis for the period from August 11 through September 30, 2003 were excluded from reported revenues due to purchase accounting rules.  Excluding the Oak revenues from August 11, 2003 through September 30, 2003, total revenues from Zoran’s historical operations increased $13.4 million or 30%.  For the nine months ended September 30, 2003 and 2002, total revenues were $150.0 million and $109.1 million, respectively, representing an increase of 37%.  Excluding the Oak revenue from August 11, 2003 through September 30, 2003, total revenues increased by $30.9 million, or 28%.

Product revenues for the three months ended September 30, 2003 was $64.7 million compared to $43.8 million recorded in the comparable period of the prior year.  Excluding product revenues attributable to the inclusion of Oak operations from August 11, 2003 to September 30, 2003 of $8.7 million, product revenues for the three months ended September 30, 2003 increased by $12.2 million over the comparable period in 2002.  Product revenues were $143.3 million and $105.1 million for the nine months ended September 30, 2003 and 2002, respectively.  Excluding the revenues attributable to the inclusion of Oak operations from August 11, 2003 to September 30, 2003, product revenues increased by 28%.

Excluding the impact of Oak operations during the quarter, the increase in product revenues was primarily driven by increased sales in our digital camera and DVD product lines offset by slight decreases in other revenues.  These increases totaled $12.4 million and $29.0 million for the three months ended September 30, 2003 and nine months ended September 30, 2003, respectively, compared to the comparable periods of the prior year.  The increased sales for both product lines were due to increased unit shipments.  DVD products again accounted for the majority of our total product sales, representing 79% of the total for the third quarter. We expect DVD sales to continue to comprise the majority of our product sales for the balance of 2003.

Software and other revenues were $2.8 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively.  The increase included $1.3 million of revenues attributable to the inclusion of Oak operations from August 11 through September 30, 2003, but excludes $3.9 million of software license revenues that would have been reported by Oak on a stand alone basis for the period from August 11 through September 30, 2003 but were excluded from reported revenues due to purchase accounting rules.  Without the inclusion of Oak operations, software and other revenues increased by $1.3 million over these comparable periods.  For the nine months ended September 30, 2003 and 2002, software and other revenues were $6.7 million and $4.0 million, respectively.  The increase excluding the operations of Oak from August 11, 2003 was $1.4 million, or 35%.

Product Gross Margin

Product gross margins were 38% and 35% for the three and nine months ended September 30, 2003, compared to 42% and 38% for the same periods of 2002. Excluding the operations of Oak from August 11 through September 30, 2003, product gross margins were 37% and 34% for the three and nine months ended September 30, 2003.  The decreases in product gross margins were due to a number of factors including market driven competition and the erosion of average selling prices for our DVD products which was offset in part by the introduction of new more highly integrated product with higher relative selling prices.

Research and Development

Research and development (“R&D”) expenses were $12.2 million and $22.9 million for the three and nine months ended September 30, 2003, compared to $5.9 million and $16.9 million for the same periods of 2002. Excluding the Oak operations from August 11 to September 30, 2003, R&D expenses were $5.8 and $16.5 million for the three and nine months ended September 30, 2003. Excluding the Oak operations, R&D expenses remained consistent quarter-over-quarter and year-over-year.  As a percentage of revenues, R&D expenses, excluding the impact of Oak, were 10% and 12% for the three and nine month periods ended September 30, 2003, compared to 13% and 16% for the same periods of 2002.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $11.3 million and $26.0 million for the three and nine months ended September 30, 2003, compared to $6.7 million and $18.3 million for the same periods of 2002.  Excluding the impact of Oak from August 11, 2003, SG&A expenses were $8.3 million and $23.1 million for the three and nine months ended September 30, 2003.  These increases were principally due to the continued increase in marketing and application expenses to support planned revenue growth in our Asia Pacific markets.  As a percentage of revenues, SG&A expenses, excluding the impact of Oak, were 14% and 17% for the three and nine months ended September 30, 2003, compared to 15% and 17% for the comparable periods in the prior year.

Amortization of Intangibles Assets

During the three and nine months ended September 30, 2003, we incurred charges of $6.5 million and $8.4 million, respectively, related to the amortization of intangible assets.  This compares to $2.3 million and $6.9 million in amortization of intangible assets for the three and nine months ended September 30, 2002. The increases were primarily due to the addition of approximately $198 million of amortizable intangible assets as a result of the acquisition of Oak during the quarter.  These increases also reflect the full amortization by the end of 2002 of the completed technology acquired as part of the Nogatech Inc. acquisition in 2000.

Interest and Other Income

Interest and other income was $1.5 million and $4.4 million for the three and nine month periods ended September 30, 2003, compared to $1.7 million and $5.0 million for the same periods of 2002. The quarter-over-quarter reduction was primarily due to a decline in market interest rates.  In the prior year, we also recorded a non-cash loss of $696,000 realized in the first quarter of 2002, upon the exchange of shares of MGI Software Inc. (“MGI”) common stock held by us for shares of Roxio Inc. (“Roxio”) common stock in conjunction with Roxio’s acquisition of MGI.

Provision for Income Taxes

We have booked a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of our approved enterprise status in Israel.  Management does not currently believe it is more likely than not that sufficient future taxable income will be generated to realize all of our deferred tax assets.  Accordingly, a valuation allowance existed against substantially all of the deferred tax assets as of December 31, 2002 and September 30, 2003.  No income tax benefit was recognized with respect to operating losses incurred in the third quarter of 2003 or for the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2003, we had $52.5 million of cash and cash equivalents, $100.5 million of short-term investments and $174.5 million of working capital. In addition, we had $33.9 million of investments in long-term marketable securities which are included in other investments in our consolidated balance sheet.

Our operating activities provided cash of $8.6 million during the nine months ended September 30, 2003, primarily due to our net income of $10.9 million excluding amortization expense, deferred stock compensation and in-process research and development charge.  This amount was reduced by the impact associated with an increase of $28.5 million in accounts receivable, an increase of $1.2 million in prepaid expenses and other assets, offset by depreciation expense of $3.6 million, an inrease in accounts payable, accrued expenses and other liabilities of $17.4 million, an increase in deferred income taxes, deferred revenue and long-term liabilities of $1.1 million and a decrease in inventory of $5.3 million.

Cash provided by investing activities was $2.8 million during the nine months ended September 30, 2003.  This reflects the net purchases and sales of investments of $48.3 million which was offset by the use of $44.4 million in the acquisition of Oak Technology, net of cash acquired, and purchases of property and equipment of $6.7 million.

Cash provided by financing activities was $15.1 million for the nine months ended September 30, 2003, reflecting $17.8 million in proceeds from the issuance of common stock offset by installment payments of $2.7 million for core technology.

At September 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

On August 11, 2003, we completed the acquisition Oak, and as a result, we are subject to a number of risks and uncertainties, including the following:

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

•                  Transaction costs associated with the merger were included as part of the total purchase cost for accounting purposes.  In addition, we incurred charges to operations in the quarter in which the merger was completed.  We may incur additional charges in amounts not currently estimable in future quarters, to reflect costs associated with integrating the two companies.  These costs could adversely affect our future liquidity and operating results.

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

In recent years, we have derived a substantial majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications.  We expect that sales of our products for these applications will continue to account for a significant portion of our revenues for the foreseeable future.  As a result of Oak’s recent sale of its optical storage business, the future financial performance of the former Oak operations will depend on our ability to successfully develop and market new products in the digital television, HDTV and digital imaging markets.  If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

Oak’s principal competitors in the broadband digital television and set top box markets include:

•                  ATI Technologies;

•                  Broadcom;

•                  Conexant;

•                  NEC;

•                  Sigma Designs;

•                  ST Microelectronics; and

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

Our products generally have long sales cycles and implementation periods, which increases our costs in obtaining orders and reduces the predictability of our operating results.

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

The Federal Communications Commission, or FCC, has broad jurisdiction over our target markets in the digital television business we acquired from Oak.  Various international entities or organizations may also regulate aspects of our business or the business of our customers.  Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation.  For example, before they can be sold in the United States, advanced televisions and emerging interactive displays must be tested and certified by Underwriters Laboratories and meet FCC regulations.  Accordingly, the effects of regulation on our customers or the industries in which our customers operate may in turn harm our business.  FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products.  In addition, our digital television business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on our suppliers or by the imposition of export restrictions on products that we sell internationally.  Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.  For example, any delays by the FCC in imposing its requirement that all new televisions have a digital receiver could have an adverse effect on our HDTV business.

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

•                  the burdens of complying with a variety of foreign laws; and

•                  health risks in a particular region.

A material amount of our research and development personnel and facilities and a portion of our sales and marketing personnel are located in Israel.  Political, economic and military conditions in Israel directly affect our operations.  Some of our officers and employees in Israel are obligated to perform up to 39 days of military reserve duty annually.  The absence of these employees for significant periods during the work week may cause us to operate inefficiently during these periods.

Our operations in China are subject to the economic and political uncertainties affecting that country.  For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors.  This growth may decrease and any slowdown may have a negative effect on our business.  During 2000 and 2001, we also opened offices in Taipei, Taiwan, Hong Kong and Seoul, Korea, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

Oak is a defendant in several lawsuits.

Oak is a party to various legal proceedings, including a number of patent-related lawsuits.  In connection with these lawsuits, management time has been, and will continue to be, expended.  In addition, while Oak has incurred, and we expect to continue to incur, substantial legal and other expenses in connection with these pending lawsuits, an estimate of such loss or range of loss cannot be made.  No provision for any liability that may result upon adjudication has been made in our financial statements.

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

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement.  We have a more limited patent portfolio than many of our competitors.  If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

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

Our future net income and cash flow will be affected by our ability to apply our net operating losses, or NOLs, against taxable income in future periods.  Our NOLs totaled approximately $34.0 million for federal and $4.0 million for state tax reporting purposes as of December 31, 2002.  Oak’s NOLs totaled approximately $212.0 million for federal and $60.0 million for state tax reporting purposes as of December 31, 2002.  As a result of the change of control resulting from Zoran’s initial public offering in 1995, the amount of NOLs that Zoran can use to reduce future taxable income for federal tax purposes is limited to approximately $3.0 million per year.  The Internal Revenue Code contains a number of provisions that could limit the use of NOLs against income of the combined company as a result of the merger or as a result of the combination of these transactions.  Our utilization of Oak’s NOLs may be further limited due to prior Oak transactions.  No opinion or IRS ruling has been sought regarding the potential application of any of these provisions.  Changes in tax laws in the United States may further limit our ability to utilize these NOLs.  Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

We anticipate that our future growth, if any, will require us to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel.  Our ability to manage growth successfully will also require us to expand and improve administrative, operational, management and financial systems and controls.  Many of our key operations, including a material portion of our research and development operations and a significant portion of our sales and administrative operations, are located in Israel.  A majority of our sales and marketing and certain of our research and development and administrative personnel, including our President and Chief Executive Officer and other officers, are based in the United States.  The geographic separation of these operations places additional strain on our resources and our ability to manage growth effectively.  If we are unable to manage growth effectively, our business will be harmed.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between September 30, 2002 and September 30, 2003, the closing sale price of our common stock, as reported on The NASDAQ National Market, ranged from a low of $9.11 to a high of $27.28.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at September 30, 2003, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

 Our 2003 Annual Meeting of Stockholders was held on August 8, 2003.  At the meeting, the following six persons nominated by management were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld
Levy Gerzberg	24,511,082	423,986
Uzia Galil	24,117,327	817,741
James D. Meindl	24,478,532	456,536
James B. Owens, Jr.	24,511,082	423,986
Arthur B Stabenow	24,117,327	817,741
Philip M. Young	24,511,082	423,986

The following additional items were voted upon at the meeting:

1.                     A proposal to approve the issuance of shares of our common stock in connection with the merger of Oak Technology, Inc. with and into our wholly-owned subsidiary was approved by a vote of 16,611,656 shares for; 1,238,637 shares against; 56,252 shares abstaining; and 7,028,523 broker non-votes.

2.                     A proposal to amend our certificate of incorporation to increase the number of authorized shares of our common stock from 55,000,000 to 105,000,000 was approved by a vote of 23,295,707 shares for; 1,585,276 shares against; 54,085 shares abstaining; and no broker non-votes.

3.                     A proposal to amend our 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder was approved by a vote of 23,733,466 shares for; 1,142,624 shares against; 58,978 shares abstaining; and no broker non-votes.

4.                     A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003 was approved by a vote of 23,943,672 shares for; 935,056 shares against; and 56,340 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits:

3.3	Certificate of Amendment of Restated Certificate of Incorporation.
10.42	Sublease dated June 18, 2001 between Yahoo! Inc. and Oak Technology, Inc.
10.43	Amended and Restated 1995 Employee Stock Purchase Plan.
10.44	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated). (1)
10.45	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan - (As Amended and Restated November 21, 2002) (2)
10.46

Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director's Stock Option Plan entered into by David Rynne and Peter Simone.

10.47	Asset purchase agreement between Oak Technology, Inc, and Sunplus Technology, Co. LTC. dated April 3, 2003. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 99.1 of Oak Technology, Inc.’s Form S-8 filed on April 14, 2003.
(2)	Incorporated by reference to Exhibit 10.01 of Oak Technology, Inc.’s Form 10-Q/A filed on June 27, 2003.
(3)	Incorporated by reference to Exhibit 2.2 of Oak Technology, Inc.’s Form 8-K filed on April 18, 2003.

(b)               Reports on Form 8-K:

1.               On July 24, 2003, we filed a Report on Form 8-K, pursuant to item 12 thereof, relating to financial information for the quarter ended June 30, 2003 and forward-looking statements relating to the third quarter of 2003 as presented in a press release dated July 24, 2003.

2.               On August 13, 2003, we filed a Report on Form 8-K, pursuant to item 2 thereof, reporting the closing of our acquisition of Oak Technology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: November 14, 2003	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)