Form 10-K
period 2003-12-31
ZORAN CORP \DE\
filed 2004-03-15
CIK 1003022

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-27246

ZORAN CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2794449 (I.R.S. Employer Identification No.)
1390 Kifer Road, Sunnyvale, California (Address of principal executive offices)	94086 (Zip Code)
Registrant's telephone number, including area code: (408) 523-6500 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
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

The aggregate market value of registrant's voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $526,000,000. Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's Common Stock, $0.001 par value, as of March 11, 2004: 42,562,778

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant's 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

ZORAN CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2003

PART I

        This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Performance and Risk Factors" and elsewhere in this report, that could cause actual results to differ materially from historical results or those currently anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1—Business

Company Overview

        We develop and market integrated circuits, or ICs, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital video and audio products for commercial and consumer markets. We also provide complete, copy-ready system reference designs based on our technology that help our customers produce commercial and consumer products more quickly and cost-effectively. Our integrated circuits are used in a variety of products, including digital versatile disc, or DVD, players and recorders, and digital cameras. As a result of our acquisition of Oak Technology, Inc., or Oak, in August 2003, we also offer integrated circuits and related software used in digital televisions, or DTVs, and set-top boxes as well as multi-function digital print devices.

        We were incorporated in California in December 1981 and reincorporated in Delaware in November 1996. Our corporate headquarters are located at 1390 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 523-6500. Our website can be found at www.zoran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K, and any amendments to those reports, are available free of charge on our website under "Investor Relations / SEC Documents" as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Industry Background

        Until the mid-1990s, video images and audio soundtracks were transmitted, edited and stored almost exclusively using analog formats. Since then, however, advances in technology have allowed audio and video to be processed and stored in digital form. Unlike analog formats, which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of audio and video signals through digital signal processing and offer a number of fundamental advantages over analog technologies. Through complex digital signal processing operations, digital audio and video signals may be compressed, providing significant storage and transmission efficiencies. They also may be filtered, allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats provide users with additional benefits, including random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying and controlled and secure access.

        One of the most significant barriers to the widespread adoption of digital technology had been the huge amount of data required to represent images and sounds in a digital format, making cost-effective storage or transmission impractical. Through digital compression techniques, a substantial number of the redundancies inherent in audio and video data can be identified and eliminated, significantly reducing the overall amount of data which needs to be retained. Compression techniques introduced in the early 1990s allowed a two-hour movie to be compressed and stored on only two video CDs with video resolution comparable to that of a standard VHS tape. More recent techniques allow the storage of a full-length movie of more than three hours on a single DVD, with substantially improved audio and video quality and the incorporation of additional data, such as additional languages, scenes and director and actor commentary. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a disk drive, thereby permitting the data to be accessed and edited easily. It also allows for easier transmission of sharper resolution pictures through a standard definition or high definition television or set-top box. Digital audio compression allows efficient storage and delivery of multi-channel audio, making possible high-quality special effects such as multi-channel surround sound, virtual surround sound and wireless audio delivery via two speakers or headphones. In the field of still photography, digital compression allows dozens or hundreds of digital pictures to be stored on a single memory card, depending on the resolution desired.

        To drive the implementation and speed the adoption of products based on digital formats, industry participants organized committees to define international compression standards. The principal standards in use today include the following:

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

  •
  The MPEG 2 standard, subsequently adopted by the Motion Pictures Experts Group, for the compression of both audio and video data, designed to provide improved quality in broadcast and video playback applications;

  •
  The MPEG 4 standard, which is an extension of MPEG 1 and MPEG 2 that provides the ability to view, access and manipulate objects rather than pixels, which is especially significant in video streaming, digital television, module multimedia and video game applications;

  •
  Windows Media, Microsoft's standard digital media software platform for developing digital media products and services; and

  •
  Dolby Digital, developed by Dolby Laboratories, an industry standard for the compression of audio for use in multi-channel digital surround sound systems.

        These industry standard techniques have enabled the dramatic growth in digital multimedia markets, including the following:

        DVD Players and Recorders.    DVD players and recorders use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback or recording than is possible with VCR or video CD technology. According to Infocom Data Consulting, or IDC, sales of DVD players totaled 82 million units in 2003 and will approach 100 million units in 2004. According to IDC, shipments of DVD recorders increased over 200% during 2003, from a base of 1 million units in 2002. DVD recorders are expected to gradually overtake the DVD player in combination products, such as DVD+VCR, DVD+HtiB and TV+DVD.

        Standard Definition and High Definition Television and Set Top Boxes.    Digital televisions receive digital content and process that content to display a picture which has far greater resolution and a sharper, more clearly defined images than televisions based on the older analog technology. Standard definition televisions generally contain 480 lines with 720 pixels per line. High definition television, or HDTV, television sets contain 1280 to 1920 pixels per line and 720 to 1080 lines. Likewise, the aspect ratio of standard definition sets is 4:3, compared to 16:9 for HDTV. The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan. The functionality to receive and process digital television signals can be contained in a set-top box which then drives a television display that is capable of displaying digital content. Alternatively, this functionality can be integrated into a digital television that does not require a set-top box. Digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in various markets throughout the world. Intex Management Services estimates that over 117 million digital televisions and set-top boxes were shipped worldwide in 2003 and that over 145 million units will be shipped in 2004.

        Digital Cameras.    Digital cameras use JPEG compression technology to capture high resolution still images that can be viewed, edited and stored on a computer system on recordable DVD and transmitted over telephone lines and computer networks. Recently, digital cameras have been introduced that are capable of capturing and playing back quality video, using the MPEG 4 algorithm. According to IDC, sales of megapixel digital cameras exceeded 46 million units in 2003 and are expected to exceed 56 million units during 2004.

        Additional products and markets are developing based on these established compression standards and additional compression technologies such as Meridian Lossless PCM, or MLP, a new standard for DVD audio, Microsoft Windows Media Audio, or WMA, and MP3, a compression standard for the download of audio recordings from the Internet.

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

        Historically, as system vendors sought compression solutions, the cost, complexity and time required to compress and decompress data have imposed significant limitations on the use of digital compression. Over the last several years, as cost-effective compression solutions have emerged, product manufacturers have increasingly sought to design and market lower-cost digital audio and video systems and products to address an increasing number of high volume consumer applications. In addition, product manufacturers are facing competitive pressure to introduce their products more rapidly. To address these issues, OEMs continually seek to integrate more and more functions on individual chips in order to reduce their costs, speed time-to-market and produce smaller products with reduced power consumption. They also seek solutions that can be easily integrated into their commercial and consumer products. The current challenge to manufacturers of compression integrated circuits is, therefore, to provide product manufacturers with high-quality, cost-effective, standards-based solutions that deliver flexible control, image enhancement, audio effects and other functions in addition to high quality compression solutions.

Zoran Solutions

        We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video, audio and imaging applications. We were a pioneer in the development of high performance digital signal processor products, and have developed expertise in integrated circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, and video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solutions are the following:

        Standards-Plus Methodology.    We have leveraged our broad multi-disciplinary expertise and proprietary digital signal processing and compression technologies to develop what we refer to as

"standards-plus" solutions. We have enabled OEMs to improve image and sound quality and deliver superior products to end users by adding more features around compression standards, such as more efficient use of memory, processing and communication resources, as well as audio and image enhancement algorithms. We have also provided OEMs the ability to include OEM-programmable effects and features, as well as variable compression ratios for video. These "standards-plus" features allow our customers to differentiate their products from those of their competitors.

        Expandable and Programmable Architectures.    We design our integrated circuits to enable easy adaptation for a broad range of specific applications. We can vary the architecture of our chips by adding or deleting modules, and we can also modify the software embedded in the chips themselves to address specific applications. We also license ready-to-manufacture "cores"—building blocks of integrated circuits—that can be integrated into our customers' chips. Combined with the enhanced functionality of our "standards-plus" technology, our expandable and programmable architecture facilitates product design, upgrades and customization, substantially accelerating our customers' time to market with differentiated products.

        Integrated System Solutions.    We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers' total system cost can be reduced and they can concentrate on differentiating their products from those of their competitors. For example, we introduced the Camera On A CHip, or COACH, which includes most of the electronics of a digital camera on a single chip.

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

        Production Ready System Reference Designs.    We provide our customers with a broad range of engineering reference boards and products complete with device driver software, embedded software and detailed schematics. These products substantially shorten our customers' product design time.

Strategy

        We provide cost-effective, high-performance digital audio, video and imaging solutions addressing selected high-growth applications enabled by compression in evolving multimedia markets. Key elements of our strategy include the following:

        Focus on High-Growth and High Volume Applications.    Our strategy is to focus on providing digital video, audio and imaging solutions for high-growth consumer electronics and printing applications. Our current focus markets include DVD players and recorders, digital cameras, DTV and multifunction digital print devices.

        Leverage Existing Technology and Expertise.    We intend to continue to identify those markets that we believe have the highest growth potential for our products and to actively pursue those markets. Our proprietary digital signal processing and compression technologies can be used to serve a number of emerging markets for digital video and audio. Potential markets include home network audio and video appliances, as well as personal digital video, audio and imaging devices.

        Further Penetrate Key International Markets.    Between 1998 and 2001, we opened offices in Shenzen, China, Taiwan, Japan, Korea and Hong Kong. We now have a total of 171 employees working in these offices. We believe that by opening and expanding our presence in these offices we are better able to provide marketing and application support for these growing consumer electronics markets.

        Extend Technological Leadership.    Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio, video and imaging. In August 2003, we acquired Oak, which provided us with important technologies in HDTV and digital printing. We intend to continue to invest in our research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

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

Markets and Applications

        Our products are currently used in a variety of consumer multimedia applications, including the following:

Consumer Video Playback Systems

        DVD players, the latest generation of video playback systems, use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with earlier generation products such as VCRs, Video CD or Super Video CD players. DVD players are sold as stand-alone products and are also bundled with other functions including DVD+VCR combinations, DVD-receivers and DVD+TV combinations. In addition, the DVD player can act as a platform for playback and editing of digital still images from digital cameras through integrated memory card slots or via direct connection to digital cameras. DVD players are also included in place of CD-ROM drives in most current PCs, where they are referred to as DVD-ROMs. DVD-ROMs are also sold as upgrade products. The growth in the DVD market is demonstrated by the rapidly growing sales of DVD players, the increasing number of models and manufacturers, and the increasing number of DVD titles available for purchase and rent.

Digital Video Recording Systems

        Digital video recording systems are aimed at replacing the analog VCR. Digital video recording systems not only store home movies and TV programs but allow them to be easily edited. In addition, digital video recording systems enable high quality time shifting of TV program viewing by recording the program so that it can be watched simultaneously or on a delayed basis. The recording media used in digital video recording systems includes DVD recordable media and hard disks. Digital video recording systems use MPEG 2 as the video compression format and Dolby Digital or MPEG audio as the audio format.

Digital Television

        The digital television market represents the most significant technological shift in the television segment of the consumer electronics market since color televisions were introduced in the late 1950s. In the digital television market, digital content providers broadcast programming via satellite, cable or terrestrial (over-the-air) networks. The mix of broadcast networks varies by geographic region. For example, most digital television content in Japan and Korea is broadcast via terrestrial networks, while cable networks currently predominate in the United States. Satellite networks offer an alternative source of content to consumers and are continuing to grow in each of these markets. Each geographic market is subject to regulation that requires compliance with different standards applicable to broadcast technology and the form of content. In each market, individual broadcasters also have developed their own proprietary standards for content, security and conditional access. The digital television market requires television products, set-top boxes, personal video recorders and other digital consumer appliances that include sophisticated integrated circuits and embedded software that address the emerging requirements of multiple broadcast networks throughout the world. The recent requirement by the U.S. Federal Communications Commission, or FCC, that all new televisions with screen sizes greater than 11 inches will contain a built-in digital receiver starting July 2007, has accelerated the growth of the digital television market, which we expect to continue over the next several years.

Digital Imaging Print Products

        The market for personal printers is beginning to undergo a shift from traditional PC-centric peripherals toward new PC-independent printing appliances. Fueling this shift is the rapid growth of digital photography, home Internet and wireless connectivity. As these new technologies make their way into the home, they are creating demand for a new class of appliance-type printers that allow image rich content such as web pages, digital photos, and scanned documents to be printed without using a PC. According to IDC, IC controllers for multifunction print devices are addressing a market estimated at 25 million units in 2003 and growing to over 46 million units in 2007.

        The market for embedded software for page description languages is somewhat more mature than other areas of the imaging market. It is characterized by a small number of suppliers selling to very large OEM customers designing print devices that need to be connected to a network. The page description language enables the printer to receive a file or job from a PC and translate that file into a set of instructions that the printer can understand and lay down on paper with a great deal of precision. In general, applications are designed to send jobs to printers using one or both of two major protocols or languages. Print Control Language, or PCL, originated as a Hewlett Packard developed protocol for page printers and has become an industry standard in office environments. In addition, the application may also use postscript-based protocols originally developed by Adobe which tends to be focused more on graphic arts and Apple operating system environments.

Digital Cameras

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

        Zoran JPEG Technology.    Our JPEG technology incorporates a proprietary bit rate control algorithm that enables our JPEG-based products to compress any image to a predetermined size while optimizing video quality using pre-selected parameters. Without this feature, the JPEG compression process results in compressed data files of various sizes based on the actual content of the original image given a constant degree of compression. An image with large amounts of visual detail will generate a larger data file than that generated from an image with less detail. Performance of many video applications is hampered by variability in the size of the compressed images in a video sequence, which can result in inefficient use of available memory, bus speed or communication channel capacity or even the loss of images. Our bit rate control is a "standards-plus" solution that uses real-time digital signal processing algorithms to optimize video quality based on pre-selected parameters, which can be programmed by OEMs, without the loss of any image or video frame. Our bit rate control has been incorporated in our JPEG-based devices that are used in digital cameras, video editing systems, color scanners, PC-based security systems, video conferencing and other applications. Other features of our JPEG-based products include their ability to handle a wide range of compression ratios, to perform a "lossless" compression algorithm in the same JPEG device, to rapidly scan or browse a large number of images and utilize advanced image processing algorithms that enable bit rate control of USB data, vertical blank interval detection, infrared remote control detection and scene analysis for computer control applications. We implement these functions in a single integrated circuit while we believe most other manufacturers either offer fewer functions or require multiple chips, resulting in higher manufacturing costs and greater power consumption.

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

        Zoran CMOS Sensor Technology.    Our high performance 1.3 megapixel CMOS image sensors are ideal for digital still and video imaging products. Using our proprietary Distributed-Pixel Amplifier design, the pixel response is independent of its distance from each column's CDS circuitry. This unique architecture results in an extremely uniform pixel array with low fixed-pattern noise without the need for off-chip background frame subtraction circuitry. The bank of analog front-end circuits quantizes each pixel to 10 bit resolution. This highly parallel approach eases speed requirements on individual analog circuits and reduces overall power consumption. Separate programmable red, green and blue PGA circuits enable analog-domain color balance. The flexibility of these sensors' output image format permits the tradeoff between resolution and frame rate. The image output may also be horizontally "mirrored" and vertically "flipped".

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

        Zoran MPEG Technology.    Beginning in 1997, we established ourselves as a leading provider of MPEG 2 technology for DVD and Super Video CD applications. Another important technology is MPEG 4 decoding, which is embodied in the DIVX and XVID file formats. These files are commonly used for file sharing of video content on the PC. We have added to the MPEG 2 decoders used on the PC, the capability to decode MPEG 4 files, allowing consumers to display content stored on their PCs using a television. We have also introduced MPEG 2 encoding ICs. This technology is an important part of the DVD recorder system. In addition, we have developed MPEG 4 technology—both for compression and decompression. This technology enables the capture and playback of high-quality video clips by digital filmless cameras. With the acquisition of Oak, we obtained MPEG technology used for HDTV systems. We have also introduced a new MPEG compression chip core that can be integrated into chips manufactured by our OEM customers, enabling them to reduce the cost of custom chip design and accelerate the time-to-market of their products.

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

        Other Audio Standards.    Other digital audio compression standards currently in use include DTS, an audio compression standard that competes with Dolby Digital, MLP, a compression standard for DVD audio, Windows Media Audio, or WMA, a standard developed by Microsoft, Advance Audio Codec, or AAC, a compression standard used in HDTV and MP3, used for the download of audio recordings from the Internet.

        Zoran Audio Technology.    Working closely with Dolby Laboratories, we have developed a programmable audio digital signal processing engine with an architecture optimized for Dolby Digital and other demanding audio applications, and we were the first to develop a single-chip solution for Dolby Digital decoding. Our family of Vaddis DVD decoders and audio processors now incorporate this engine to allow systems manufacturers to replace system components with software modules, differentiate their products from their competition, use Zoran's SiliconSoftware® library of advanced audio algorithms, and reduce system costs and time to market. In addition to Dolby Digital, our DVD decoders and audio processors support all principal audio compression standards, including DTS, MLP and MP3. Zoran's integrated circuits also include additional functions such as Virtual Multi-Channel Digital, surround sound for headphones, high-definition CD, karaoke processing and speaker equalization. Our audio technology is integrated with our video technology in many of our products. Multiple audio algorithms like AAC, Dolby Digital and others are embedded in our DTV ICs, and other algorithms are included in our digital camera ICs.

Printing Technology

        Zoran Controller Technology.    As a result of our acquisition of Oak in August 2003, we obtained Oak's IC-based controller technology that enables users of our customers' computer peripheral products such as printers, copiers and multi-function peripherals, or MFPs, that perform document imaging function to print, scan, copy, process and transmit documents. For hardware-based printing solutions, our Imaging division designs high-performance, full-featured compression application specific integrated circuits, or ASICs, imaging DSP ICs, resolution-enhancement ASICs and system-on-a-chip, or SOC, solutions for digital copiers, printers, scanners, fax machines and MFPs.

        Zoran Digital Page Processing Technology.    Also as a result of the Oak acquisition, we obtained Oak's digital page processing technology, used to create software for processing page description languages such as Postscript and PCL. For software-based printing solutions, our Imaging Division offers integrated, modular, embedded software products, intended to provide the performance, output, quality, compatibility and network connectivity required for today's printing peripheral market. In addition, we provide complementary personal computer software products, including printer drivers and standards-based technology to enable manufacturers of peripherals to design and develop differentiated products.

Products

        Our product offerings consist of four principal product families:

  •
  DVD—video and audio compression and decompression products based on MPEG, Dolby Digital and DTS standards for use in DVD players and DVD recorders.

  •
  DTV—high-performance, highly integrated ASICs and system-on-a-chip, or SOC, solutions for standard and high definition digital television products including televisions, set top boxes, personal video recorders, digital video recorders, and recordable DVDs, as well as platforms, drivers and software stacks for a variety of operating systems required for these digital television applications.

  •
  Digital Cameras—video compression and decompression products based on JPEG and MPEG 4 technologies and CMOS sensors.

  •
  Digital Imaging Print Products—IC-based controller products and digital page processing software for the digital imaging, production and printing market.

        The following table lists our principal multimedia integrated circuits currently in production, including the months in which initial production units were first made available to customers:

Product Family	Products	Initial Commercial Shipment	Principal Applications
DVD	Vaddis V integrated DVD decoder (ZR36750)	May 2001	DVD players and recorders
	Vaddis 6 integrated DVD integrated servo processor and decoder (ZR36768)	December 2002
	Vaddis 5R video playback chip (ZR36750)	July 2003
	Activa 100—MPEG 2 encoder (ZR35100)	February 2004
	Vaddis 7 integrated DVD decoder (ZR36776)	March 2004
DTV	Graphics accelerator (TL751)	January 2003	HD set-top boxes
	Multistream management, security decryption —companion to 851 (TL811)	September 2000	HDTV and HD set-top boxes
	HD decode display processing, graphics acceleration (TL851)	June 2001	HDTV and set-top boxes
	Integrated HD decode with 64 Bit CPU and Audio DSP Core (TL 955)	June 2002	HDTV and HD set-top boxes
	Integrated HD decode with 64 bit CPU and audio DSP core (TL 945)	July 2002	HDTV and HD set-top boxes
Digital Cameras	Digital camera processor—COACH-LC (ZR36420)	March 2000	Filmless digital cameras, security
	Digital camera processor—COACH-V (ZR36430)	June 2002
	Digital camera processor—COACH VI (ZR36440)	October 2003
	CMOS sensor (ZR32112)	July 2000
	CMOS sensor (ZR32312)	August 2002
	CMOS sensor (ZR32316)	December 2003
Digital Imaging Print	4110 Inkjet and laser high performance mid range print head controller platform	March 2003	Mid range inkjet MFP's
Products	4100 Inkjet high performance low cost print head controller platform	October 2003	Low cost inkjet MFP's
	Intelligent Peripheral System (IPS) 6.0 Embedded Software	April 2003	Print devices connected to a network

        DVD.    Our Vaddis decoders perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DTS and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis has additional computation power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers and the Vaddis. The Vaddis V integrates the host controller and incorporates DVD audio capability and progressive scan output features that are part of current high-end DVD player systems. The Vaddis 6 is a DVD system-on-a-chip which integrates the principal functionality of the Vaddis 5 family with the additional functionality of the front-end servo and read channel, further reducing chip count and system cost for DVD player manufacturers. The Vaddis 7 incorporates the Vaddis 6 with MPEG 4 and an HD interface. The Activa 100 is video encoder providing full MPEG 2 encode capability. The Vaddis 5R is a video playback chip that is specifically designed to be a companion to the Activa 100 in a DVD recorder. Vaddis decoders are being used in DVD players. The Activa 100 is being used in DVD recorders and is currently designed into products of several other manufacturers that are currently scheduled for production during 2004. We also provide full reference designs of DVD players and DVD recorders, based on our Vaddis and Activa chips that help our customers accelerate the time to market for their products.

        DTV.    Our DTV Division, obtained as a result of the Oak acquisition, offers integrated circuit products for both high definition and standard definition digital television formats for televisions, set top boxes and related applications, including personal video recorders. Our TL 8xx two-chip solution has been in volume production since 2001. In 2003, we began shipping its next generation of high definition digital television products, the Generation 9 system on a chip. In 2003, we began shipping, in limited volumes, the Supra 140 and Supra 150 standard definition ICs for use in the worldwide standard definition digital satellite and cable broadcast markets. Our DTV Division is continuing to develop products to address the needs of the emerging digital television market.

        Digital Camera Products.    Our JPEG technology is used in filmless digital cameras. In September 1999, we introduced our first Camera On A CHip, or COACH—an integrated system on a chip solution that includes most of the electronics of a digital camera. The COACH can be connected directly to a high-resolution CCD or CMOS sensor, process the video information in real time, compress the captured image in real time to a flash memory, interface an LCD or micro display and interface to all types of flash memory. Among the unique capabilities of the COACH is the ability to transfer in real-time, over a USB bus, high quality video to the PC and thus function also as a PC video camera. The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH is supplemented by full filmless digital camera reference designs, "CamON™" and "CamMini™," shortening the time to market for COACH customers. Our PixelCam CMOS sensor products currently deliver CCD image quality with 1.3 megapixel resolution at one-half the power dissipation and twice the integration level of CCD sensors. The sensor's architecture is scalable, which will enable higher resolution product offerings as the needs of digital camera OEMs change. These products also offer the digital camera manufacturer longer battery life and reduced "time to next shot".

        Digital Imaging Print Products.    To address the consumer market for personal printers and the increasing demand for PC independent printing appliances, we have designed a scalable and extendable architecture, referred to as Quatro, which is a programmable SOC solution for consumer oriented imaging and printing appliances. These include multifunction color inkjet and laser devices that feature print, copy, scan and fax capabilities and allow image-rich content such as web pages, digital photos and scanned documents to be printed without the use of a PC. At the heart of the Quatro are four key elements: a 32 bit RISC CPU core; a Quatro SIMD DSP core; an industry-standard internal bus; and an easy to use C-based programming environment. The 4110 and the 4100 ASIC's are designed for mid-range and entry level inkjet printers, respectively. The Intelligent Peripheral System, or IPS 7.0, is a modular, scalable embedded software product that provides processing and control functions for a document imaging peripheral device. IPS was developed based on a long standing expertise in page description language interpreters like PCL and Postscript. The IPS product line gives the OEM the ability to build high performance, network enabled devices quickly and cost effectively.

        Integrated Circuit Cores.    We offer multimedia integrated circuit, or intellectual property ("IP"), cores which can be incorporated into our customers' chips. For example, we license a video decoder IP core for conversion of an NTSC, PAL, or SECAM TV signal into a format that allows the information in the TV signal to be displayed on a TV monitor. This IP core enables the integration of TV functionality into integrated circuits for LCD panels, LCD-TVs, Plasma Display TVs, set-top boxes, DTVs, projector systems, PC video capture and other applications. Our video encoder IP cores perform the reverse function, converting component video data into an NTSC, PAL or SECAM TV signal. This IP core has applications in ICs for graphics display, set-top boxes, digital cameras, DTVs, DVD players, gaming systems and other applications.

Customers

        The following table lists representative customers, as well as other OEMs who purchase our products through our resellers. Each of these customers and OEMs purchased, directly or indirectly, at least $100,000 of our products from us or from Oak during 2003:

Product Family	Direct Customers		Other OEMs
DVD	Alco Electronics LTD. Amoisonic Electronics Co., LTD. Beautiful Enterprise Co. LTD. EastTech Jiangsu Hongtu High Technology Mustek International, Inc.	Samsung Electronics
Sanyo Electric
Shenzhen Kenloon Electronics
Shenzhen HPT Electronics Co. LTD
Shenzhen Paragon Ind.
Sichuan Changhong Electronic Co.
Sky Wise Holdings LTD.
Tomen Electronics Corp.
Universal Pacific Co. LTD.
Up-Today Industrial Co., LTD
		Zhongshan Kenloon Lighting Co.	Orion Sanyo Sharp Toshiba
DTV	Mitsubishi Sony Thomson Digital Stream	3S Digital Humax Funai JVC Mitsumi
Digital Cameras	Aiptek Chicony Electronics Co., LTD. Concord Camera HK Limited CRS Electronic Co., LTD. DXG Technology Corp. Fly Ring Digital Technology Konica Corporation
Newell Hong Kong
Pentax
Primax Electronics Ltd.
Samsung Techwin Co. LTD.
Sinoglobal Technology Inc.
Sunnic Technology & Merchandise
Tomen Electronics Corp.
World Wide Licenses LTD.
Zenitron Corporation
Digital Imaging Products	Canon Epson Fuji Xerox Heidelberg Hewlett Packard Kodak Kyocera Lexmark	Matsushita(Panasonic) Minolta Noritsu Ricoh Samsung Sharp Toshiba Xerox

        Fujifilm purchases our DVD products both as a reseller and as a direct customer design-support organization. Fujifilm acts as our primary DVD product reseller in Japan and accounts for most of our product sales in Japan. Fujifilm and our other eight resellers collectively accounted for 35% of our total revenues in 2003.

        During 2003, 2002 and 2001, sales to Fujifilm accounted for 14%, 37% and 29% of our total revenues, respectively. During 2003, 2002 and 2001, sales to our four largest customers accounted for 46%, 59% and 56%, respectively.

Research and Development

        We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets. We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio, video and imaging solutions. Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio, video and imaging application markets. In addition, we seek to design integrated circuits and cores, as well as copy-ready reference designs which can reduce the time needed by manufacturers to integrate our products into their own products.

        We have historically generated a portion of our revenues from development contracts with our strategic partners. These development contracts provide that we will receive payments upon reaching certain development milestones and that we will retain ownership of the intellectual property developed. Development contracts have enabled us to fund portions of its product development efforts, to respond to the feature requirements of its customers, to accelerate the incorporation of its products into its customers' products and to accelerate the time-to-market of its customers' products. We anticipate, however, that in the future development contracts with strategic partners will fund a smaller portion of its development efforts than in the past.

        We are a party to research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation. These organizations fund up to 50% of incurred project costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. We did not receive any grants from these organizations in 2001 or 2002. However, in 2003 we earned grants totaling $2.5 million. The terms of Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

        As of December 31, 2003, we had a R&D staff of 333 full-time and 72 part-time research and development personnel for a total of 405, 184, or approximately 45%, of whom are based in Israel.

Sales and Marketing

        Our sales and marketing strategy is to focus on providing solutions for manufacturers seeking to design audio, video and imaging products for emerging high volume consumer applications. In cooperation with leading manufacturers of audio, video and imaging equipment in the commercial and consumer markets, we attempt to identify market segments which have the potential for substantial growth. To implement our strategy, we have established a direct sales force located at several sales and marketing offices, and a worldwide network of independent sales representatives and resellers. In some cases, our strategic partners also provide sales and marketing support.

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

        Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 81-person direct sales staff, of whom 17 are located in the United States and 64 are located internationally. Our United States sales staff is primarily responsible for sales in North America, Europe and South America. Sales management and sales operations staff also reside in the United States. Our Israeli sales staff is primarily responsible for sales in Europe and the Middle East. Our marketing staffs in China, Hong Kong, Japan, Korea and Taiwan are responsible for marketing in their respective regions. In addition, we sell our products indirectly through five commissioned sales representatives as well as selected distributors. We typically warrant our products for a 12-month period. To date, we have not experienced material product returns or warranty expense.

        We have opened offices in other parts of the world in order to better address specific markets. During 1998, we opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets. During 2000, we opened an office in Taipei, Taiwan in an effort to better address the digital camera market. As of December 31, 2003, we had a staff of 109 employees in our China office and 25 employees in our Taiwan office, including sales, applications and customer support employees. In addition, in 2001 we opened offices in Hong Kong and Korea, which had staffs of five employees and 11 employees, respectively, as of December 31, 2003. These offices also provide sales, applications and customer support.

        We distribute our DVD integrated circuit products in Japan primarily through Fujifilm. Fujifilm acts as the primary reseller in Japan of products developed by us under development contracts with Fujifilm. We may sell these products directly in Japan only to specified customers with Fujifilm's consent. We also operate an office in Tokyo to help promote our products in Japan, assist with the marketing of products not sold through Fujifilm, such as integrated circuit cores and certain filmless digital camera, digital video, imaging and JPEG products, and provide applications support for some of our customers. At December 31, 2003, we had 21 employees in our Tokyo office.

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

Backlog

        Sales of our products are made pursuant to firm purchase orders. However, sometimes we allow customers to cancel or reschedule deliveries. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products ordered as a result of changes in customers' requirements and manufacturing availability. Our ability to order products can carry lead times of between four and 16 weeks; however, most of our business is characterized by short lead times and quick delivery schedules. As a result of these factors, we do not believe that backlog at any given time is a meaningful indicator of future sales.

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

        Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC is currently manufacturing our DVD, audio, JPEG, DTV, imaging and some of our digital camera products. Hyundai and Fujitsu manufacture our USB multimedia controller chips. Our independent foundries fabricate products for other companies and may also produce products of their own design.

        All of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.13 micron to 0.8 micron feature sizes. Most of our semiconductor products are currently being assembled by one of five independent contractors and tested by those contractors or other independent contractors.

        We currently purchase products from all of our foundries under individually negotiated purchase orders. We do not currently have a long-term supply contract with TSMC, and therefore TSMC is not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

Competition

        Our existing and potential competitors include many large domestic and international companies that have substantially greater resources in the following areas:

  •
  finance;

  •
  manufacturing;

  •
  technology;

  •
  marketing; and

  •
  distribution.

        Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. ALi Corporation, Cheertek, Cirrus Logic, ESS, LSI Logic, Matsushita, MediaTek, National Semiconductor, Sony, STMicroelectronics, Sunplus and Texas Instruments have introduced integrated audio and video devices for DVD applications. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Atmel, Omnivision, Sunplus and Texas Instruments. Micron is providing CMOS sensor products. In the market for JPEG-based products for desktop video editing applications, our principal competitors are Divio and Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Motorola, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include ATI Technologies, Broadcom, Conexant and ST Microelectronics. Others who have also participated in this market are Fujitsu, IBM, LSI and Texas Instruments. Our principal competitors in the digital office market include Adobe Systems, Agilent, Electronics for Imaging, Inc., Oasis Semiconductor, Peerless Systems, TAK ASIC, and in-house, captive suppliers.

        We believe that our ability to compete successfully in the rapidly evolving markets for high performance audio, video and imaging technology depends on a number of factors, including the following:

  •
  price, quality, performance and features of its products;

  •
  the timing and success of new product introductions by itself, its customers and its competitors;

  •
  the emergence of new industry standards;

  •
  its ability to obtain adequate foundry capacity;

  •
  the number and nature of its competitors in a given market; and

  •
  general market and economic conditions.

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

        The DVD market is growing, and additional competitors are expected to enter the market for integrated circuits used in DVD players and DVD recorders. We believe that several large consumer electronics companies headquartered in Asia may be planning to enter this market and may attempt to develop MPEG hardware or software to compete with our products. Some of these potential competitors may develop captive implementations for use only with their own PC, commercial or consumer electronics products. This increased competition may result in price reductions, reduced profit margins and loss of market share.

        Historically, average unit selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the average unit selling prices of our products, we will need to continually reduce the cost of our products and to continue and integrate additional functions into our ICs. We intend to accomplish this by implementing design changes that integrate additional functionality, lower the cost of manufacture, assembly and testing, by negotiating reduced charges by our foundries as and if volumes increase, and by successfully managing our manufacturing and subcontracting relationships. Since we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

Proprietary Rights and Licenses

        Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limits access to our proprietary information. We currently hold more than 200 U.S. patents, and have additional patent applications pending. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums that license patents relating to the MPEG standard has created uncertainty with respect to the use and enforceability of patents implementing that standard. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundries from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been subject to intellectual property claims and litigation in the past, and we and our Oak subsidiary are currently engaged in such litigation. See Item 3—Legal Proceedings. We may be subject to additional claims and litigation in the future. In particular, given the uncertainty discussed above regarding patents relating to the MPEG standard, it is difficult for us to assess the possibility that our activities in the MPEG field may give rise to future patent infringement claims. Litigation by or against us relating to patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology that it uses, we could incur substantial liabilities and be forced to suspend the manufacture of products, or the use by our foundries of certain processes.

Employees

        As of December 31, 2003, we had 725 full-time and 85 part-time and contract employees, including 333 full-time and 72 part-time and contract employees primarily involved in research and development activities, 283 in marketing and sales, 77 in finance, human resources, information systems, legal and administration, and 32 in manufacturing control and quality assurance. We have 180 full-time employees and 40 part-time and contract employees based in Israel, including 184 employees who are primarily involved in engineering and research and development. We have 197 full time employees at our facilities in Sunnyvale, California, 141 employees at our facility in Woburn Massachusetts, and 109 employees at our facilities in Shenzhen and Shanghai, China. The remaining employees are located in our international offices in Canada, Germany, England, Hong Kong, Japan, Korea and Taiwan. We believe that our future success will depend in large part on its ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 2—Properties

        Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in November 2006. A significant portion of our research and development and engineering facilities and our administration, marketing and sales operations are located in approximately 27,000 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in 2005. We lease facilities, primarily for sales, product development, and technical support, in Woburn, Massachusetts; Phoenix, Arizona; Manchester, England; Dortmund, Germany; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan; Shenzhen, China; Shanghai, China; and Hong Kong. We also own a portion of a building in Taipei, Taiwan. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations in which we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3—Legal Proceedings

        We and our Oak subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated DVD/CD controller design.

        On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran's and Oak's patents. In addition to MediaTek, the complaint names 10 other proposed defendants that sell products, including DVD players and PC optical storage devices that use MediaTek's chips and chipsets. The other proposed defendants are ASUSTek Computer, Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc, and Terapin Technology Corporation. The complaint requests that the ITC institute an immediate investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them. We expect the ITC to determine whether to institute the proceeding in approximately 30 days.

        On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek's chips and chipsets and products in which they are used. The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.

Item 4—Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

Executive Officers

        The names of our executive officers and their ages as of December 31, 2003 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	59	President, Chief Executive Officer and Director
Camillo Martino	42	Executive Vice President and Chief Operating Officer
Isaac Shenberg, Ph.D	52	Senior Vice President, Business and Strategic Development
Karl Schneider	49	Senior Vice President, Finance and Chief Financial Officer

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

        Camillo Martino joined Zoran as Executive Vice President and Chief Operating Officer in August 2001. From January 2001 through July 2001, Mr. Martino served as Chief Executive Officer of Merinta Inc., a subsidiary of Boundless Corporation, engaged in the business of delivering integrated Linux-based internet appliance solutions to network operators. From May 2000 to December 2000, Mr. Martino served as Marketing Director for National Semiconductor. From February 2000 to May 2000, he served as Vice President & General Manager—International Operations for Netpliance Inc., an internet appliance company. From January 1997 through February 2000, Mr. Martino served in various director of business unit management positions for National Semiconductor. Mr. Martino holds a M.S. in Digital Communications from Monash University, and a B.App.Sc. in Electrical Engineering from the University of Melbourne.

        Isaac Shenberg has served as Senior Vice President, Business and Strategic Development since October 1998 and as Vice President, Sales and Marketing of Zoran from January 1995 through October 1998. From August 1990 to January 1995, Dr. Shenberg served as our Product Line Business Manager. Prior to joining Zoran, Dr. Shenberg was Images Processing Group manager and Electro Optics Department manager at Rafael, a leading Aerospace provider in Israel. Dr. Shenberg holds a Ph.D. in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from the Technion.

        Karl Schneider joined Zoran as Corporate Controller in January 1998 and was elected Vice President, Finance and Chief Financial Officer in July 1998 and as Senior Vice President, Finance and Chief Financial Officer in July 2003. From September 1996 through 1997, Mr. Schneider served as Controller for the Film Measurement and Robotics and Integrated Technologies divisions of KLA-Tencor, a semiconductor equipment company. Mr. Schneider served as the Corporate Controller for SCM Microsystems, Inc. from October 1995 to September 1996, Controller for Reply Corporation from January 1994 to September 1995, Director of Finance for Digital F/X from October 1992 to January 1994 and Controller for Flextronics from September 1987 through June 1991. Mr. Schneider holds a B.S. in Business Administration from San Diego State University.

PART II

Item 5—Market for Registrant's Common Stock and Related Stockholder Matters

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

	High	Low
2002
First Quarter	$29.39	$18.87
Second Quarter	$31.81	$19.00
Third Quarter	$20.99	$10.54
Fourth Quarter	$23.51	$9.11
2003
First Quarter	$17.47	$10.85
Second Quarter	$20.74	$12.65
Third Quarter	$27.28	$19.57
Fourth Quarter	$20.94	$15.26

        As of December 31, 2003, there were 339 holders of record of our common stock.

        We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6—Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$216,528	$149,117	$107,709	$79,671	$61,674
Gross profit	85,477	62,213	42,969	41,678	33,151
Operating income (loss)	(72,004)	6,831	(44,804)	(27,867)	6,249
Net income (loss)	(67,978)	5,698	(36,065)	(20,608)	6,659
Diluted net income (loss) per share (1)	$(2.05)	$0.20	$(1.38)	$(0.91)	$0.36
Shares used in diluted per share calculations (1)	33,231	28,629	26,190	22,605	18,374

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$126,366	$137,075	$110,105	$175,638	$145,632
Working capital	146,326	159,288	130,777	197,719	157,583
Total assets	617,862	342,616	331,344	359,466	182,468
Accumulated deficit	(156,470)	(88,492)	(94,190)	(58,125)	(37,517)
Total stockholders' equity	$534,279	$311,012	$297,838	$331,454	$163,445

(1)
See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income (loss) per share.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Prior to our acquisition of Oak Technology, Inc. in August 2003, our products consisted of integrated circuits and related products used primarily in digital versatile disc players, or DVDs, DVD recorders, movie and home theater systems, digital cameras and video editing systems. As a result of the acquisition of Oak, we also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.

        We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to resellers and the transition from low-volume to high-volume production. In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

        Our cost of product revenues consist primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. If we are unable to reduce our cost of product revenues to offset anticipated decreases in average selling prices, our product gross margins will decrease. Our product gross margin is also dependent on product mix and on the percentage of products sold directly to our OEM customers versus indirectly through our marketing and distribution partners who purchase our products at lower prices but absorb most of the associated marketing and sales support expenses, maintain inventories and provide customer support and training. Our nine resellers including Fujifilm collectively accounted for 35% of total revenues in 2003. Lower gross margins on sales to resellers are partially offset by reduced selling and marketing expenses related to such sales. Product sales in Japan are primarily made through Fujifilm, our strategic partner and reseller in Japan. Fujifilm provides more sales and marketing support than our other resellers. We expect both product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

        We also derive revenue from licensing our software and other intellectual property. Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee. In addition, we have historically generated a percentage of our total revenues from development contracts, primarily with key customers. However, development revenue has declined substantially as a percentage of total revenues over the past several years. Our key customers have periodically provided us with partial funding for the development of some of our products. These development contracts provide for license and milestone payments which are recorded as development revenue. We classify all development costs, including costs related to these development contracts, as research and development expenses. We retain ownership of the intellectual property developed by us under these development contracts. While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

        Our research and development expenses consist of salaries and related costs of employees engaged in research, design and development activities and costs of engineering materials and supplies. We are also a party to research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require us to use our best efforts to achieve specified results. In some cases, to the extent it is practicable, we are required to manufacture a portion of the manufacturing volume in Israel. The grants also require us to pay royalties at rates of 3% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. We believe that significant investments in research and development are required for us to remain competitive, and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

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

        Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israeli subsidiary's status as an "Approved Enterprise" under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2004 and 2020, and the benefits from our subsidiary's Approved Enterprise status expire at various times beginning in 2003.

        On May 22, 2002, we effected a three-for-two split of our common stock in the form of a fifty percent stock dividend, paid to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

Statement Regarding Use of Non-GAAP Financial Measures

        In addition to reporting financial results in accordance with generally accepted principles, or GAAP, we include non-GAAP financial results in our earnings press releases and presentations to investors. Our non-GAAP net income and earnings per share presentations generally exclude acquisition related charges, such as acquired in-process research and development and amortization of goodwill and other intangibles, and certain other charges that are non recurring and in management's view not indicative of ongoing operating cash flows, as well as the tax effects of these items. Our management believes these non-GAAP measures are useful to investors because they provide supplemental information that facilitates comparisons to prior periods. Management uses these non-GAAP measures to evaluate its financial results, develop budgets and manage expenditures. These non-GAAP measures may differ from the non-GAAP measures used by other companies and should not be regarded as a replacement for corresponding GAAP measures.

Recent Developments

        On August 11, 2003, we completed our acquisition of Oak Technology, Inc., or Oak, through a merger with a wholly-owned subsidiary of Zoran. The acquisition was accounted for under the purchase method of accounting.

        Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements. Accordingly, our results of operations for the year ended December 31, 2003 reflect Oak's operations since August 12, 2003, while our results of operations for the year ended December 31, 2002 and 2001 reflect only Zoran's historical operations.

Critical Accounting Policies and Estimates

        This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including bad debt, inventories, investments, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We generally recognize product sales to distributors at the time of delivery. However, in some cases we grant rights of return or provide price protection arrangements. When we are able to estimate the effect of such an arrangement, we establish a reserve for the estimated adjustment and recognize the balance of the product revenue associated with that arrangement upon shipment. When we cannot reasonably estimate the effect of such an arrangement, we defer all revenue subject to the arrangement until the return right has lapsed or the price has become fixed.

  •
  Revenue from development contracts is generally recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt. Costs associated with development revenues are included primarily in research and development expenses.

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

  •
  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of certain of our customers to make required payments. These allowances are estimated based on both specific identification and facts and circumstances with respect to each doubtful account as well as general allowances estimated based on historical patterns of billing corrections, returned material authorizations and time lags in the realization of doubtful accounts and bad debts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  •
  We hold minority interests in private companies having operations or technology in areas within our strategic focus. At December 31, 2003, these investments totaled $4.7 million. We record an investment impairment charge when we believe an investment has experienced a decline in value. We assess the value of this investment principally by using information acquired from the investee, including historical and projected financial performance and recent funding events. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value thereby possibly requiring an impairment charge in the future. In 2002, we recorded non-cash investment impairment charges of $2.4 million in conjunction with investments in private companies.

  •
  We assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We assess the carrying value of our long lived assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. With respect to both goodwill and long lived assets, factors, which could trigger an impairment review, include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our operating results and financial position.

  •
  We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. In the event actual results differ from these expectations, then the resulting impact to income would be assessed in the period such determination was made. If it becomes likely that some portion, or all of a deferred tax asset will not be realized, a valuation allowance is established. This determination includes a process for providing estimates for future taxable income, and requires the use of significant judgment. Any future release or adjustment to the valuation allowance is only made based upon a change in circumstances that triggers a change in judgment, about the realizability, with reasonable assurance, of the related deferred tax asset in future years.

  •
  With respect to, mergers and acquisitions we assess the technological feasibility of in process research and development projects and determine the number of alternative future uses for the technology being developed. To the extent there are no alternative future uses we allocate a portion of the purchase price to in-process R&D. This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete. This includes certain estimates and assumptions made by management. For larger acquisitions, the company has historically hired an external appraiser to assist with the assumptions and models used in this type of analysis.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated and percentage changes from period to period:

				Percentage change
	Years ended December 31,
				2003 to 2002	2002 to 2001
	2003	2002	2001
Revenues:
DVD products	69.2%	84.1%	85.2%	19.5%	36.6%
DTV products	5.9%	—	—	*	*
Digital camera products	13.4%	10.7%	7.7%	81.4%	93.0%
Imaging products	4.0%	—	—	*	*

Total product revenues	92.5%	94.8%	92.9%	41.7%	41.3%

Imaging Software	2.8%	—	—	*	*
Licensing	3.8%	4.2%	2.3%	32.7%	155.9%
Development and other	0.9%	1.0%	4.9%	30.7%	(70.9)%

Total software, licensing and development	7.5%	5.2%	7.2%	108.8%	1.4%

Total revenues	100.0%	100.0%	100.0%	45.2%	38.4%

Cost and expenses:
Cost of Product Sales	60.5%	58.3%	60.1%	50.8%	34.2%
Research and development	18.7%	14.8%	21.5%	83.0%	(4.9)%
Selling and administrative	19.3%	16.7%	19.8%	68.0%	16.5%
Amortization of goodwill and intangible assets	8.8%	5.6%	40.1%	132.5%	(80.9)%
Deferred stock compensation	2.9%	—	—	*	*
In-process research and development	23.1%	—	—	*	*

Total costs and expenses	133.2%	95.4%	141.6%	*	*
Operating income (loss)	(33.3)%	4.6%	-41.6%	*	*

Interest income	2.5%	4.7%	9.2%	(23.6)%	(28.4)%
Other income (loss), net	—	(4.4)%	0.1%	*	*

Income (loss) before income taxes	(30.8)%	4.9%	(32.3)%	*	*
Provision for income taxes	0.6%	1.1%	1.2%	*	*

Net income (loss)	(31.4)%	3.8%	(33.5)%	*	*

Supplemental
Product gross margin	34.6%	38.5%	35.3%	27.2%	54.3%
Adjusted Operating Income	2.2%	10.2%	(1.5)%	-69.3%	*

(*)
- not meaningful

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Revenues.    Total revenues grew by 45.2% year over year. Revenue from our DTV and Imaging business segments acquired from Oak represented approximately $29 million, or 13.4% of total revenues, in 2003. We currently expect that a full year contribution by these segments will account for 25% to 30% of total revenues in 2004. The Oak acquisition provided us with a substantially more diversified revenue base. In 2002, DVD product revenues comprised $125.4 million or 84% of our total revenues, whereas in the fourth quarter of 2003, DVD product revenues represented $37 million or

56% of total revenues. Similarly, digital camera product revenues represented 10.7% of 2002 revenues, whereas in the fourth quarter of 2003 digital camera revenues were $7.2 million or 10.8% of total revenues.

        Excluding the effect of the Oak acquisition, total revenues grew by 25.8%. This increase was driven primarily by growth in DVD product revenues which were $149.7 million, or 69.2% of total revenues, for 2003. This represented a year over year increase of 19.5%. DVD revenue growth was primarily attributable to revenues from our Vaddis 6 product which started ramping into production volume in the first quarter of 2003 and had grown to 80% of the DVD product mix by the fourth quarter. Digital camera revenues which were $29 million, or 13.4% of total revenues, in 2003 grew by $13 million or 81.4%, primarily as a result of the continued success of the COACH 5 and 6 products. Revenues from licensing, development and other revenues represent $16.3 million, or 7.5% of total revenues in 2003, compared to $7.8 million, or 5.2% of total revenues, in 2002. Part of this growth was generated by software revenues of $6.0 million and IP licensing revenue of $1.5 million related to the Oak acquisition. The remaining $8.8 million represented growth of approximately 13% which was attributable to a higher level of IP licensing of Zoran patented core technology for television video processing. Software and development revenues are reported at 100% gross margins as any costs associated with these revenue streams have alternative uses and are therefore recorded in research and development expense.

        Approximately 89% of our total revenues continue to be generated in Asia with the balance coming from the Americas and Europe. In the far east, China's share of total revenues increased by 5%, from 31% to 36%, while Japan's share declined by 19%, from 42% to 23%. In large part, this decline is a function of Japanese customers shifting their manufacturing to less expensive subcontractors in China which is common in the consumer electronics industry. In addition, the relative decline in revenues from Japan was influenced by a relative increase in Korea's share of revenues from 10% to 19%. Revenues from Taiwan were consistent with the previous year at 11% of total revenues and revenues from the rest of world grew by 4%, from 7% to 11%, due to increased sales in Germany and Turkey. Post acquisition, we expect the proportional share of the rest of world revenues will increase by approximately 4% due to the Imaging business in the United States as well as slight increases in business in Japan. These slight increases are expected to come from the Imaging and high definition television businesses. Geographic mix fluctuates somewhat throughout the year depending on the business cycle of the various markets associated with each line of business.

        Product Gross Margin.    On the whole, blended product gross margins declined in 2003 by approximately 3.9% from 38.5% to 34.6%. This decline was the result of erosion of the average selling prices, or ASPs, of our DVD products, partially offset by margin expansion in our digital camera product line and the addition of the Oak business lines for part of the year.

        Despite a 19.5% growth in year-over-year revenues, our DVD product gross margins, both in aggregate dollars and as a percentage of revenues, declined by approximately 10%. We shipped more than 24 million DVD decoders which represented significant unit growth. However, the decline in DVD gross margins was driven primarily by ASP erosion which has been a distinguishing characteristic of this very competitive market over the last several years. The decline in ASPs was partially offset by cost reductions, as well as greater dollar content per unit shipped via new products with higher prices based on additional integrated features. Due to the introduction of five new or improved products in 2004, we currently expect that gross margins will improve during the year. Some of these new products have lower costs and better margins, and others have new features like MPEG 4 compatibility or HDMI /scalar connectivity. Within the DVD segment, we expect gross margins in the mid- to high-20% range. In addition, we will be ramping into production with new DVD recorder products throughout the year which generally carry higher gross margins, in the mid 40% range. As these new products represent an increasingly larger percentage of the DVD product mix, we expect blended DVD gross margins to increase.

        Although gross margins for our digital camera products were dampened somewhat, the segment still experienced an improvement in gross margins as a percentage of revenue over the past year by approximately 20 percentage points. This was due in part to the relative mix of digital camera as opposed to CMOS sensor business. Within the Digital Camera segment we currently expect gross margins to be in the historical range of mid-40's to low 50's in 2004.

        We believe that the product gross margins of the imaging and DTV businesses acquired from Oak will add to the overall blended product gross margin producing a company-wide product gross margin consistent with our historical mid- to high-30% range. We currently believe that total product gross margins will improve throughout 2004, due to the introduction of new products in the DVD business as well as expansion of other higher gross margin products like imaging, digital cameras and DVD recorders.

        Research and Development.    Research and development ("R&D") expenses increased to $40.4 million in 2003 from $22.1 million in 2002. This increase was driven almost entirely by the merger with Oak including it's investment in the emerging DTV business. With only 3% of this net increase related to the legacy Zoran business, legacy R&D spending remained relatively flat in terms of absolute spending. Actual Increases in R&D expenses were offset in part by $2.5 million of research grants received from the Chief Scientist in Israel which is recorded as an offset to R&D expense. These grants are provided by the Israeli government to fund specific R&D projects. The company is not obligated to repay the grants; however, future royalties may be owed to the government if the R&D activities result in commercial product sales.

        The Company expects that R&D spending in 2004 will approximately double due primarily to the acquisition of Oak and some additional hiring through the course of the year. As a percentage of revenues, R&D is expected to decline throughout the year as Revenues are anticipated to grow at a faster rate. We remain committed to enhancing our technology and development capabilities.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses increased to $41.8 million in 2003 from $24.8 million in 2001. About 60% of this increase was due to the acquisition of Oak, and about 40% was due to increases in our customer and application support in the Asia Pacific region during 2003. A portion of the Oak spending was the result of non recurring acquisition related expense of $1.3 million related to previous acquisition obligations of Oak assumed by Zoran. In general, these commitments were made to ensure the proper transfer of employee knowledge and intellectual property during the integration of the companies. As these charges are not part of our normal operating compensation practices, they are highlighted here as nonrecurring. Absent the Oak acquisition, the SG&A spending level of the legacy Zoran business was consistent at approximately 17% of total revenues which was in line with the revenue growth.

        Amortization of Intangible Assets.    Amortization of Intangible assets increased from $8.2 million in 2002 to $19.0 million in 2003. The amortization in 2002 related to intangible assets related to Zoran's acquisition of Nogatech and Pixelcam in 2000. The increase during 2003 is due to the amortization of intangible assets acquired from Oak.

        Deferred Stock Compensation.    These amounts were recorded primarily as a result of the Oak acquisition and arise due to a remeasurement of the intrinsic value of the assumed outstanding options of the target company at the date of the acquisition in accordance with purchase accounting and consistent with the multi-option method described in FASB Interpretation 28. The fair value of the unvested options is then capitalized and amortized as deferred stock compensation expense over the remaining respective vesting periods. This deferred stock compensation will continue to be amortized at a rate of $7.9 million in 2004, $3.8 million in 2005 and $1.2 million in 2006.

        In-Process Research and Development.    Approximately $50.1 million of the purchase price of Oak was allocated to in-process research and development for five R&D projects in various product divisions which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. This amount was determined using management's estimates including consultation with an independent appraiser. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for the incremental core technologies developed are expected to commence in the fourth quarter of 2005 and extend through 2011. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. We expect that the in-process technologies will be successfully completed by the second quarter of calendar 2005 with approximately $30.0 million in remaining costs.

        Operating Loss.    The significant operating loss in 2003 ($72.0 million) was driven primarily by a $50.1 million charge for in-process research and development expense. Excluding acquisition-related expenses including amortization of intangible assets ($19 million), deferred stock based compensation ($6.3 million), other non recurring acquisition related expenses ($1.3 million) (see SG&A discussion above), and in-process research and development ($50.1 million), our operating income would have been $4.7 million, or 2.2% of total revenues. This compares with an adjusted operating income of $15.3 million, or 10.2% of total revenues, in 2002 after excluding charges related to the amortization of intangibles ($8.2 million), and deferred stock compensation ($0.3 million).

        The decrease in operating income is due in large part to the acquisition of Oak Technology and the negative operating contribution ($9.9 million) being made by the DTV segment which is in the early stages of commercial sales and the temporary operating losses (see below) of the Imaging division ($3.0 million) which further added to the operating loss. Within the legacy Zoran business, the decline in DVD gross margins was partly offset by improved efficiencies in operating expenses and the $2.5 million in Research and Development grants from the Chief Scientist in Israel.

        We expect operating margins to improve in 2004 due primarily to one time increases in royalty income generated from Oak's Imaging business. Royalty revenues are recognized on a one quarter lag. Accordingly, approximately $7.5 million in royalties were earned by Oak prior to the acquisition and therefore not recognized as revenue in the post-acquisition period. This created a temporary post-acquisition void in the Imaging revenue stream of approximately $3.5 million per quarter. Starting in the first quarter of 2004, that void will have been absorbed in previous periods and all royalties relating to the imaging business will be recognized as income on a one quarter lag.

        Interest Income.    Interest income decreased by $1.7 million to $5.4 million in 2003 compared to $7.1 million in 2002. The reduction was due to a decline in market interest rates and lower average cash balances due to the use of cash in the Oak acquisition in August.

        Provision for Income Taxes.    Excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development, our estimated effective tax rate was 10% for 2003 unchanged from 2002. We currently anticipate that our effective tax rate will increase to 15% in 2004.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues.    Total revenues increased by 38.4% to $149.1 million in 2002 from $107.7 million in 2001. Product sales increased by 41.3% to $141.3 million in 2002 from $100.0 million in 2001. The increase in product sales resulted primarily from a $38.9 million increase in sales of DVD products and a $7.7 million increase in sales of digital camera products. The increased product sales for both product lines were due to increased unit shipments, partially offset by lower average selling prices. Offsetting these increases somewhat was a $6.0 million decrease in sales of PC video products due to lower unit shipments. Software, licensing and development revenues increased slightly to $7.8 million in 2002 from $7.7 million in 2001.

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

        Research and Development.    Research and development ("R&D") expenses decreased by 4.9% to $22.1 million in 2002 from $23.2 million in 2001. Gross R&D expenses decreased primarily as a result of the timing of major project expenses such as tape-outs. R&D expenses in 2002 and 2001 did not include any reimbursements from the Chief Scientist. R&D expenses decreased as a percentage of total revenues to 14.8% in 2002, compared to 21.5% in 2001 due to the increase in revenue.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expenses increased by 16.5% to $24.9 million in 2002 from $21.3 million in 2001. The increase was primarily due to $2.1 million of increased marketing and application expenses to support planned revenue growth in our Asia Pacific markets and $1.5 million of increased product marketing expenses related to our digital camera products.

        Amortization of Intangible Assets.    During 2002, we recorded $7.6 million and $567,000 in charges related to the amortization of intangible assets associated with our acquisitions of Nogatech and PixelCam, respectively. During 2001, we recorded $8.6 million and $567,000 in such charges for Nogatech and PixelCam, respectively. See Note 6 of Notes to Consolidated Financial Statements.

        Amortization of Goodwill and Write-off of Acquired In-process Research and Development.    Based on the adoption of Financial Accounting Standards Board (FASB) Statements Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" ("SFAS 141" and "SFAS 142"), we did not record charges for the amortization of goodwill during 2002. For 2001, we recorded $33.5 million in goodwill amortization associated with our acquisitions of PixelCam and Nogatech in 2000. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. During 2002, we conducted our annual impairment assessment based on our structure as a single reporting unit and determined that no impairment exists.

        The in-process research and development project acquired from Nogatech relates to MPEG 4 technology to be used in video streaming applications. Our marketing plan at the time of the acquisition indicated that the market that we serve would demand products incorporating this technology beginning in the 2002 to 2003 timeframe. Due to changes in market demand and delays in development we will begin shipping a portion of this technology integrated into COACH products that will ship toward the end of 2004. The delay in the project will shift projected cash flows out by approximately one to two years. We estimate that this project will take approximately one year to complete and will cost approximately $1 million. Completion of this project remains a significant risk to the Company due to the remaining effort to achieve technical feasibility, rapidly changing customer markets and significant competitive threats from other companies. Failure to bring related products to market in a timely manner could adversely impact our future sales and profitability. Additionally, the value of the intangible assets acquired may become impaired.

        Interest Income.    Interest income decreased by $2.8 million to $7.1 million in 2002 compared to $9.9 million in 2001. The reduction was due to a decline in market interest rates.

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

        Provision for Income Taxes.    Excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development, our estimated effective tax rate was 10% for 2003 and 2002 compared to 15% in 2001.

Liquidity and Capital Resources

        At December 31, 2003, we had $48.0 million of cash and cash equivalents, $78.4 million of short-term investments and $63.8 million of investments that have maturity dates that are beyond one year and therefore are classified as other assets. At December 31, 2003, we had $146.3 million of working capital.

        Our operating activities provided cash of $8.8 million during 2003, primarily due to our $13.7 million of net income before non-cash related expenses including amortization of intangibles and deferred stock compensation, in-process research and development and depreciation. The cash provided from operations was reduced by net changes in current assets and liabilities of $5.6 million that was fueled primarily by the extension of additional credit in a very competitive market reflected by accounts receivable increasing to 110 days sales outstanding at December 31, 2003 from 85 days at the end of 2002. The increase in credit was offset by an increased deferral of payment to our vendors. The increase in accounts receivable was also offset by receipt of $14.0 million from Sunplus in connection with Oak Technology's sale of its PC optical storage business to Sunplus. Prepaid assets also increased by approximately $2.5 million due to grant receivables from the Chief Scientist in Israel and an increase of approximately $1 million in interest income receivable.

        Cash used in investing activities was $9.6 million during 2003, principally reflecting the purchase of short-term and long-term marketable investments, net of proceeds from sales and maturities of $40.7 million offset by the use of $40.8 million in the Oak acquisition. In addition we spent $9.4 million for property and equipment which is consistent with the level of spending previously.

        Cash provided by financing activities was $17.2 million during 2003 and primarily consisted of $19.9 million received from stock option exercises partially offset by $2.7 million paid on an installment note related to a previous technology acquisition.

        At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following is a summary of fixed payments related to certain contractual obligations (in thousands):

Contractual Obligation	Total	2004	2005- 2006	2007- 2008	After 2008
Operating leases	$24,625	$8,820	$14,206	$1,599	$—
Purchase obligations	$46,595	46,595	—	—	—
Debt obligation	4,000	4,000	—	—	—

Total	$75,220	$59,415	$14,206	$1,599	$—

        We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through 2004. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

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

  •
  Transaction costs associated with the merger were included as part of the total purchase cost for accounting purposes. In addition, we incurred charges to operations in the quarter in which the merger was completed. We may incur additional charges, in amounts not currently estimable, in future quarters to reflect costs associated with integrating the two companies. These costs could adversely affect our future liquidity and operating results.

  •
  Historically, Oak depended largely on its optical storage business, which during its 2002 fiscal year accounted for approximately 67% of Oak's revenues. As a result of the sale of certain assets of its optical storage business in April 2003, Oak's digital imaging and digital television businesses now represent the primary source of revenue from the ongoing Oak operations, and revenues from these emerging businesses are difficult to forecast. As a result, it is not possible to use Oak's historical financial information to predict its contribution to the future operating results of the combined company.

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

  •
  the level of market acceptance of new and enhanced versions of their products and their customers' products;

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

  •
  increased competition in product lines, and competitive pricing pressures; and

  •
  the evolving and unpredictable nature of the markets for products incorporating Zoran's and Oak's integrated circuits and embedded software.

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

  •
  terrorism and international conflicts or other crisis, such as the recent outbreak of Severe Acute Respiratory Syndrome, or SARS;

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

        Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventory of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer's transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future.

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

        In recent years, we have derived a substantial majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications. We expect that sales of our products for these applications will continue to account for a significant portion of our revenues for the foreseeable future. As a result of Oak's sale of its optical storage business, the future financial performance of the former Oak operations will depend on our ability to successfully develop and market new products in the digital television, HDTV and digital imaging markets. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

        In the consumer electronics market, Oak's performance has been highly dependent upon the successful development and timely introduction of new products and solutions for broadband digital television and HDTV. In the digital office market, Oak's performance has been dependant on its ability to successfully develop embedded image processing system on a chip, or SOC, solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for a variety of imaging peripherals, including printers and multi-function peripherals, or MFPs. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of Oak's competitors have the capacity to supply these solutions, and some of their solutions have been well received in the marketplace. We face the challenge of continuing Oak's development of digital television and HDTV solutions as well as developing new imaging products with the capability to handle greater color and image complexity, including web-based documents, and work with higher-performing devices in networked environments. If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future operating results could suffer.

We must keep pace with rapid technological changes and evolving industry standards to remain competitive.

        Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers' changing demands. The consumer electronics market, in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or the products of our customers could become unmarketable or obsolete, and we could lose market share or be required to incur substantial unanticipated costs to comply with these new standards.

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

        The fabrication of silicon wafers is a complex process. Minute levels of contaminants in the manufacturing environment, defects in photo masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial portion of the integrated circuits on a wafer to be non-functional. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. As a result, foundries often experience problems achieving acceptable yields, which are represented by the number of good integrated circuits as a proportion of the number of total integrated circuits on any particular wafer. Poor yields from our independent foundries would reduce our ability to deliver our products to customers, harm our relationships with our customers and harm our business.

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

        We face intense competition in the markets in which we compete. We expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features.

        Competition in Zoran's core compression technology market has historically been dominated by large companies, such as ST Microelectronics, and companies that develop and use their own integrated circuits, such as Sony and Matsushita. As this market continues to develop, we face competition from other large semiconductor vendors.

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

        We face competition from several large semiconductor companies in the broadband digital television and set-top box markets. We expect competition to continue to increase in these markets as industry standards become well known and as other competitors enter these markets.

        We also face significant competition in the digital office market. The future growth of the digital office market is highly dependent on OEMs continuing to outsource an increasing portion of their product development work. While the trend toward outsourcing on the part of our OEM customers in this market has accelerated in recent years, any reversal of this trend, or a change in the way they outsource, could seriously harm our business.

        Many of our existing competitors, as well as OEM customers that are expected to compete with us in the future, have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. In addition, much of our future success is dependent on the success of our OEM customers. If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

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

        Zoran's and Oak's largest customers have accounted for a substantial percentage of their revenues. In 2003, sales to Fujifilm accounted for approximately 14% of Zoran's total revenues, and Zoran's four largest customers accounted for approximately 46% of its total revenues. Similarly, during Oak's fiscal 2002, Oak's top 10 customers accounted for approximately 69% of its total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

        Fujifilm has been our largest customer over the last six years. Fujifilm purchases our products primarily as a reseller. Fujifilm acts as the primary reseller in Japan of products developed by us under development contracts with Fujifilm. We may sell these products directly in Japan only to specified customers with Fujifilm's consent. Fujifilm provides more sales and marketing support than our other resellers. Fujifilm has also provided funding to support Zoran's development efforts. If our relationship with Fujifilm were terminated, our business could be harmed.

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

Regulation of our customers' products may slow the process of introducing new products and could impair our ability to compete.

        The Federal Communications Commission, or FCC, has broad jurisdiction over our target markets in the digital television business we acquired from Oak. Various international entities or organizations may also regulate aspects of our business or the business of our customers. Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation. For example, before they can be sold in the United States, advanced televisions and emerging interactive displays must be tested and certified by Underwriters Laboratories and meet FCC regulations. Accordingly, the effects of regulation on our customers or the industries in which our customers operate may in turn harm our business. FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products. In addition, our digital television business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on our suppliers or by the imposition of export restrictions on products that we sell internationally. Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business. For example, any delays by the FCC in imposing its pending requirement that all new televisions have a digital receiver could have an adverse effect on our HDTV business.

We are dependent upon our international sales and operations; economic, political or military events in a country where we make significant sales or have significant operations could interfere with our success or operations there and harm our business.

        During 2003, 97% of our total revenues and 89% of Oak's total revenues were derived from international sales. We anticipate that international sales will continue to account for the majority of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

        Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. This growth may decrease and any slowdown may have a negative effect on our business. We also maintain offices in Taipei, Taiwan, Hong Kong and Seoul, Korea, and our operations are subject to the economic and political uncertainties affecting these countries as well.

        The significant concentration of our manufacturing activities with third party foundries in Taiwan exposes us to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and China. We have several significant OEM customers in Japan, Korea and other parts of Asia. Adverse economic circumstances in Japan and elsewhere in Asia could affect these customers' willingness or ability to do business with us in the future or their success in developing and launching devices containing our products.

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

        Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency, and our products may be less competitive in that country. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations.

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

        Oak has generally limited access to and distribution of the source and object code of its software and other proprietary information. With respect to its page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and platforms for its HDTV products, Oak has granted licenses that give its customers access to and restricted use of the source code of Oak's software. This access increases the likelihood of misappropriation or misuse of our technology.

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties' intellectual property rights, and both Oak and Zoran are currently parties to a number of patent-related lawsuits. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others' intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

  •
  stop selling products that incorporate the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

  •
  pay damages; or

  •
  redesign those products that use such technology.

        Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance to settle an alleged patent infringement claim through a cross-licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

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

        Our future net income and cash flow will be affected by our ability to apply our net operating losses, or NOLs, against taxable income in future periods. Our NOLs totaled approximately $261 million for federal and $83 million for state tax reporting purposes as of December 31, 2003. As a result of the change of control resulting from our initial public offering in 1995, the amount of NOLs that we can use to reduce future taxable income for federal tax purposes is limited to approximately $3.0 million per year. The Internal Revenue Code contains a number of provisions that could limit the use of NOLs against income of the combined company as a result of the merger or as a result of the combination of these transactions. Our utilization of Oak's NOLs may be further limited due to prior Oak transactions. No opinion or IRS ruling has been sought regarding the potential application of any of these provisions. Changes in tax laws in the United States may further limit our ability to utilize these NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

Any additional acquisitions we make could disrupt our business and severely harm our financial condition.

        We have made investments in, and acquisitions of, other complementary companies, products and technologies. We have recently completed the acquisition of Oak, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

  •
  issue stock that would dilute its current stockholders' percentage ownership;

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

        We historically have generated a portion of our total revenues from development contracts, primarily with key customers. These development contracts have provided us with partial funding for the development of some of our products. Under these contracts, we receive payments upon reaching certain development milestones. If we fail to achieve the milestones specified in our existing development contracts, if our existing contracts are terminated or if we are unable to secure future development contracts, our ability to cost-effectively develop new products would be reduced and our business would be harmed.

We may need additional funds to execute our business plan, and if we are unable to obtain such funds, we will not be able to expand our business as planned.

        We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2004. Our capital requirements will depend on many factors, including:

  •
  acceptance of and demand for our products;

  •
  the types of arrangements that we may enter into with our independent foundries;

  •
  the extent to which we invest in new technology and research and development projects; and

  •
  any additional acquisitions that we may make.

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

        Historically, we have financed a portion of our research and development activities with grants for research and development from the Chief Scientist in Israel's Ministry of Industry and Trade. Although we did not receive proceeds from such grants in 2001 or 2002, we did earn such proceeds in 2003 and we plan to seek additional grants from the Chief Scientist in the future. To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis. If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs. We also receive tax benefits, in particular exemptions and reductions as a result of the "Approved Enterprise" status of our existing operations in Israel. To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary. If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received. These tax benefits may not be continued in the future at their current levels or at any level. Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

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

        The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2003 and December 31, 2003, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $9.11 to a high of $27.28. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 7A—Quantitative and Qualitative Disclosures about Market Risks

        We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

        The fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

        A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at December 31, 2003, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 8—Financial Statements and Supplemental Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Zoran Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 15, 2004

ZORAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$47,994	$31,607
Short-term investments	78,372	105,468
Accounts receivable, net of allowance for doubtful accounts of $1,234 and $1,874, respectively	65,224	34,652
Inventory	16,805	12,686
Prepaid expenses and other current assets	12,151	6,479

Total current assets	220,546	190,892
Property and equipment, net	20,029	5,848
Other assets and investments	69,311	78,334
Goodwill	119,091	59,131
Intangible assets, net	188,885	8,411

	$617,862	$342,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,038	$9,639
Accrued expenses and other liabilities	45,182	21,965

Total current liabilities	74,220	31,604

Other long-term liabilities	9,363	—
Stockholders' equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2003 and 55,000,000 shares authorized at December 31, 2002; 42,347,584 shares issued and outstanding as of December 31, 2003; and 27,395,117 shares issued and outstanding as of December 31, 2002	42	27
Additional paid-in capital	703,812	399,052
Deferred stock-based compensation	(13,014)	(83)
Accumulated other comprehensive income (loss)	(91)	508
Accumulated deficit	(156,470)	(88,492)

Total stockholders' equity	534,279	311,012

	$617,862	$342,616

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product revenues	$200,239	$141,314	$100,012
Software and other revenues	16,289	7,803	7,697

Total revenues	216,528	149,117	107,709

Costs and expenses:
Cost of product revenues	131,051	86,904	64,740
Research and development	40,402	22,083	23,210
Selling, general and administrative	41,748	24,856	21,330
Amortization of goodwill and intangible assets	18,950	8,151	42,689
Deferred stock compensation	6,281	292	544
In-process research and development	50,100	—	—

Total costs and expenses	288,532	142,286	152,513

Operating income (loss)	(72,004)	6,831	(44,804)
Interest income	5,388	7,053	9,853
Other income (loss), net	1	(6,614)	151

Income (loss) before income taxes	(66,615)	7,270	(34,800)
Provision for income taxes	1,363	1,572	1,265

Net income (loss)	$(67,978)	$5,698	$(36,065)

Basic net income (loss) per share	$(2.05)	$0.21	$(1.38)

Diluted net income (loss) per share	$(2.05)	$0.20	$(1.38)

Shares used to compute basic net income (loss) per share	33,231	27,095	26,190

Shares used to compute diluted net income (loss) per share	33,231	28,629	26,190

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Deferred Stock-Based Compensation		Accumulated Deficit
	Shares	Amount		Warrants				Total
Balance at December 31, 2000	26,135	$26	$388,646	$717	$(919)	$1,109	$(58,125)	$331,454
Issuance of Common Stock	951	1	6,886	—	—	—	—	6,887
Repurchases of Common Stock	(383)	—	(3,867)	—	—	—	—	(3,867)
Amortization of deferred stock-based compensation	—	—	—	—	544	—	—	544
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(1,115)	—	(1,115)
Net loss	—	—	—	—	—	—	(36,065)	(36,065)

Balance at December 31, 2001	26,703	27	391,665	717	(375)	(6)	(94,190)	297,838
Issuance of Common Stock	692	—	6,670	—	—	—	—	6,670
Expiration of Warrant	—	—	717	(717)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	292	—	—	292
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	514	—	514
Net Income	—	—	—	—	—	—	5,698	5,698

Balance at December 31, 2002	27,395	27	399,052	—	(83)	508	(88,492)	311,012
Issuance of Common Stock	1,773	2	19,865	—	—	—	—	19,867
Issuance of common stock in conjunction with the acquisition of Oak Technology, Inc.	13,180	13	227,449	—	—	—	—	227,462
Issuance of stock options in conjunction with the acquisition of Oak Technology, Inc.	—	—	57,446	—	(19,212)	—	—	38,234
Amortization of deferred stock-based compensation	—	—	—	—	6,281	—	—	6,281
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(599)	—	(599)
Net loss	—	—	—	—	—	—	(67,978)	(67,978)

Balance at December 31, 2003	42,348	$42	$703,812	$—	$(13,014)	$(91)	$(156,470)	$534,279

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(67,978)	$5,698	$(36,065)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	6,367	3,247	3,700
Amortization of goodwill and intangible assets	18,950	8,151	42,689
Amortization of deferred stock compensation	6,281	292	544
In-process research and development	50,100	—	—
Investment impairment charges	—	6,045	—
Allowance for doubtful accounts	640	125	2,029
Realized loss on exchange of marketable securities	—	696	—
Changes in current assets and liabilities:
Accounts receivable	(23,126)	(2,218)	(7,958)
Inventory	(443)	2,995	1,772
Prepaid expenses and other current assets and other assets	11,416	(1,349)	328
Accounts payable	11,942	(7,816)	5,549
Accrued expenses and other liabilities	(5,370)	2,812	(231)

Net cash provided by operating activities	8,779	18,678	12,357

Cash flows from investing activities:
Capital expenditures for property and equipment	(6,165)	(1,983)	(3,771)
Purchases of investments	(161,028)	(155,354)	(195,588)
Proceeds from sales and maturities of investments	205,192	144,990	189,341
Purchases of intellectual property	(3,218)	(1,681)	—
Purchases of long-term equity investments	(3,500)	—	(1,171)
Acquisition of Oak Technology, Inc., net of cash acquired	(40,840)	—	—

Net cash used in investing activities	(9,559)	(14,028)	(11,189)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,867	6,670	6,887
Repurchases of common stock	—	—	(3,867)
Installment payment on purchased core technology	(2,700)	—	—

Net cash provided by financing activities	17,167	6,670	3,020

Net increase in cash and cash equivalents	16,387	11,320	4,188
Cash and cash equivalents at beginning of period	31,607	20,287	16,099

Cash and cash equivalents at end of period	$47,994	$31,607	$20,287

Supplemental information:
Fair value of stock options assumed in Oak acquisition	$57,446	$—	$—

Fair value of stock issued in Oak acquisition	$227,462	$—	$—

Purchases of intellectual property included in accounts payable and accrued expenses	$—	$3,900	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

        Zoran Corporation ("Zoran" or the "Company") was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio, video products for commercial and consumer markets, digital television applications as well as digital imaging products. Current applications incorporating Zoran's products and IP include digital versatile disc, or DVD, players and recorders, filmless digital cameras, professional and consumer video editing systems, digital speakers and audio systems, applications that enable the delivery and display of digital video content through a set top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. The Company operates in four industry segments; DVD, Imaging, Digital Camera and Digital Television.

Risk and Uncertainties

        The Company performs research and development and generates a significant portion of its sales from its operations located in the State of Israel. A significant number of the Company's full-time employees are located in Israel, including a portion of the Company's research and development personnel. Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject.

        The semiconductor business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, decreased production, overcapacity, and accelerated erosion of average selling prices. As such, the selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand. Both of these factors could result in rapid deviations in product pricing and, therefore, could adversely affect the Company's operating results.

        Our revenues may be impacted by our ability to obtain adequate wafer supplies from our foundries. The foundries with which we currently have arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we could experience delays in qualifying new products and in ramping-up new product production. We are also subject to the risks of service disruptions, raw material shortages and price increases by our foundries.

        We depend on independent subcontractors to assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

  •
  Reduced control over delivery schedules and quality;

  •
  The potential lack of adequate capacity during periods of strong demand;

  •
  Difficulties selecting and integrating new subcontracts;

  •
  Potential increase in prices due to capacity shortages and other factors; and

  •
  Potential misappropriation of our intellectual property.

Principles of consolidation and basis of presentation

        The consolidated financial statements include the accounts of Zoran and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

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

Translation of foreign currencies

        The majority of the Company's purchasing and sales transactions are denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company may take action in the future to reduce its foreign exchange risk. Monetary assets and liabilities of the Company's foreign subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. In accordance with Statement of Financial Accounting Standards No. 52, gains and losses arising from the remeasurement of local currency financial statements are included in other non-operating income.

Revenue recognition

        The Company's standard shipping terms for product sales are FOB point of origin. The Company's policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable and collectibility is reasonably assured. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Warranty expenses in 2003, 2002 and 2001, was immaterial. Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company's technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company.

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

        All of Zoran's investments in marketable securities are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as other comprehensive income, a component of stockholders' equity. Gains and losses realized upon sales of all such securities are reported in interest income. See Note 3.

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

        At December 31, 2003, the Company's marketable securities consisted of commercial paper with maturities of less than one year and marketable equity securities. Investments in marketable securities also consisted of bonds and medium term notes with maturities greater than one year, which are included in other assets and investments, and amounted to $63.8 million and $77.2 million at December 31, 2003 and 2002, respectively. See Note 3.

        Other assets and investments also include investments in non-marketable securities which are accounted for on the cost basis and amounted to $4.7 million and $1.2 million at December 31, 2003 and 2002, respectively. The Company records an investment impairment charge when the fair value of an investment declines below its cost basis. In making this determination the Company considers all available evidence including the historical and projected financial performance and recent funding events which are ascertained from an investee. In 2002, we recorded $2.4 million in such impairment charges. There were no such charges in 2003 or 2001.

Concentration of credit risk of financial instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, equity securities and trade accounts receivable. The Company places its cash in banks and cash equivalents primarily in auction rate preferred stock, certificates of deposit and commercial paper. The Company's marketable securities portfolio consists primarily of corporate bonds, short and medium term notes, Euro dollar bonds and Government securities. The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 5% of the portfolio value. Highly rated securities are defined as having a minimum Moody or Standard & Poor's rating of A1 or A+, respectively. The average maturity of the portfolio is restricted to less than 365 days. The Company has not experienced any significant losses on its cash equivalents or short-term investment.

        The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. As of December 31, 2003, two customers accounted for approximately 14% and 10% of the net accounts receivable balance respectively. As of December 31, 2002, two customers accounted for approximately 21% and 12% of the net accounts receivable balance respectively.

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

Goodwill

        The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach. In connection with the adoption of SFAS 142, the Company conducted a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002. Upon acquisition of Oak Technology in the third quarter of 2003, the Company's structure transitioned to four reporting units. During 2003 and 2002, the Company also completed its annual impairment assessments and determined that no impairment existed.

Other intangibles

        Acquired technology is amortized to expense on a straight-line basis over two to five years. Other intangible assets recorded in connection with the acquisitions of PixelCam, Inc., Nogatech, Inc., and Oak Technology, Inc. are amortized on a straight-line basis over the estimated periods of benefit, which is ranges between three and five years.

Long-lived assets

        The Company evaluates the recoverability of its long-lived assets, other than goodwill whenever events or changes in circumstance indicate the carrying amounts of the assets may not be recoverable. We evaluate the assets by comparing expected undiscounted cash flows to the carrying value of the related assets. If the expected undiscounted cash flows are less than the carrying value of the assets the Company recognizes an impairment charge based on the fair value of the assets. To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

Fair value of financial instruments

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these items.

Research and Development

        Research and development expenses are charged to operations as incurred.

Income taxes

        The Company follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

        For the twelve month periods ended December 31, 2003 and 2002, the provision for income taxes reflects the effective tax rate applied to earnings, excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development, for the periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

Earnings per share

        In accordance with Statement of Financial Accounting Standards No. 128, Zoran reports Earnings per Share ("EPS"), both basic and diluted, on the statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes stock options and warrants. See Note 12.

Stock compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 ("FIN 28"). Except for options assumed as part of acquisitions, no other stock-based employee compensation cost is reflected in net income as all other options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Fair Value Disclosures

        Had compensation cost for the Company's option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss and net loss per share for each of the three years ended December 31, 2003, would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Net income (loss) as reported	$(67,978)	$5,698	$(36,065)
Adjustments:
Stock-based employee compensation expense included in net income (loss)	6,281	292	544
Stock-based employee compensation expense determined under the fair value method	(34,714)	(24,681)	(21,629)

Pro forma net loss	$(96,411)	$(18,691)	$(57,150)

Pro forma net loss per share:
Basic	$(2.90)	$(0.69)	$(2.18)

Diluted	$(2.90)	$(0.69)	$(2.18)

Net income (loss) per share as reported:
Basic	$(2.05)	$0.21	$(1.38)

Diluted	$(2.05)	$0.20	$(1.38)

        The Company provides information regarding the methodology and assumptions used for the above pro forma disclosure in Note 10.

Segment reporting

        Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The Company operates in four reportable segments offering different product lines to each of its target markets: Digital Versatile Disc (DVD), Digital Television (DTV), Imaging and the Digital Camera (DC) group.

Comprehensive income

        Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstance from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities.

        The following are the components of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2003	2002	2001
Net income (loss)	$(67,978)	$5,698	$(36,065)
Change in unrealized gain (loss) on investments, net	(599)	514	(1,115)

Total comprehensive income (loss)	$(68,577)	$6,212	$(37,180)

        The components of accumulated other comprehensive income (loss) as of December 31, 2003, 2002 and 2001 is comprised of the unrealized gain (loss) on marketable securities, net of related taxes.

Recent accounting pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3—MARKETABLE SECURITIES

        The Company's portfolio of marketable securities at December 31, 2003 was as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$87,147	$89	$(1,274)	$85,962
Short/Medium term notes	15,462	41	(13)	15,490
U.S. government securities	11,800	30	—	11,830
Foreign bonds	7,245	13	—	7,258
Auction rate	18,925	—	—	18,925
Marketable equity securities	1,709	1,013	—	2,722

Total marketable securities	142,288	1,186	(1,287)	142,187
Less amounts classified as long-term assets	64,099	55	(339)	63,815

Total	$78,189	$1,131	$(948)	$78,372

        The Company's portfolio of marketable securities at December 31, 2002 was as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$130,337	$733	$(390)	$130,680
Short/Medium term notes	30,609	186	(10)	30,785
U.S. government securities	3,000	4	—	3,004
Foreign bonds	16,404	103	(62)	16,445
Marketable equity securities	1,709	—	—	1,709

Total marketable securities	182,059	1,026	(462)	182,623
Less amounts classified as long-term assets	76,914	438	(197)	77,155

Total	$105,145	$588	$(265)	$105,468

        Gross realized gains on the sales of marketable securities were $43,000 and $165,000 in 2003 and 2002, respectively. Gross realized losses on sales of marketable securities were $20,000 and $104,000 in 2003 and 2002, respectively. Gross realized gains and losses were insignificant in 2001.

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

        At the end of 2002, the Company recorded $3.6 million in non-cash impairment charges for marketable equity securities that were determined to be other than temporarily impaired as the quoted market price of the related securities dropped below its carrying value for an extended period of time. There were no such impairment charges in 2003 or 2001.

        Interest income on marketable securities was $5.4 million, $7.1 million, $9.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 4—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
Accounts receivable:	2003	2002
Trade	$66,253	$35,240
Unbilled	205	1,286
Less: allowance	(1,234)	(1,874)

	$65,224	$34,652

        Unbilled accounts receivable consists of development revenue recognized, but not yet billed. The Company bills development revenue when contract milestones are achieved. During 2003, 2002 and 2001, we wrote-off $989,000, $180,000 and $2.4 million, respectively, against the allowance for doubtful accounts.

	December 31,
Inventory:	2003	2002
Purchased parts and work in process	$5,701	$6,365
Finished goods	11,104	6,321

	$16,805	$12,686

	December 31,
Property and equipment:	2003	2002
Computer equipment	$17,556	$18,608
Office equipment and furniture	1,733	1,014
Machinery and equipment	2,059	672
Software	13,602	—
Building and leasehold improvements	3,822	1,010

	38,772	21,304
Less: accumulated depreciation and amortization	(18,743)	(15,456)

	$20,029	$5,848

	December 31,
Accrued expenses and other liabilities:	2003	2002
Accrued payroll and related expenses	$8,720	$4,752
Accrued royalties	2,466	2,054
Taxes payable	14,596	5,721
Deferred revenue	3,398	627
Note payable	4,000	—
Other accrued liabilities	12,002	8,811

	$45,182	$21,965

NOTE 5—OTHER INCOME (LOSS), NET

        The following table provides the components of other income (loss), net (in thousands)

	Year ended December 31,
	2003	2002	2001
Investment impairment charges on marketable equity securities	$—	$(3,595)	$—
Investment impairment charges on non-marketable equity securities	—	(2,450)	—
Realized loss on marketable equity securities	—	(696)	—
Other	1	127	151

	$1	$(6,614)	$151

        See Note 3 regarding investment impairment charges on marketable equity securities and realized loss on marketable equity securities. See Note 2 regarding investment impairment charges on non-marketable equity securities.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, as of January 1, 2002. SFAS 142 superseded Accounting Principles Board Opinion No. 17, Intangible Assets, and discontinued the amortization of goodwill. In addition, SFAS 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141, Business Combinations; 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of goodwill and other intangibles.

        In accordance with SFAS 142, beginning January 1, 2002, goodwill is no longer amortized, but is required to be reviewed for impairment upon the initial adoption of SFAS No. 142 and, thereafter, on at least an annual basis. For the year ending December 31, 2003 and 2002, the Company performed the annual analysis and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		December 31, 2003			December 31, 2002
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$176,720	$(31,792)	$144,928	$18,820	$(16,634)	$2,186
Patents	3-5	27,900	(2,996)	24,904	900	(750)	150
Customer base	3-5	13,010	(2,450)	10,560	1,560	(1,137)	423
Tradename and others	3-5	2,100	(900)	1,200	800	(667)	133
Purchased core technology *	4-5	8,799	(1,506)	7,293	5,582	(63)	5,519

Total		$228,529	$(39,644)	$188,885	$27,662	$(19,251)	$8,411

(*)
The Company records the amortization of purchased core technology as cost of product sales.

        Estimated future intangible amortization expense, based on current balances, as of December 31, 2003 is as follows (in thousands):

Year ending December 31,	Amount
2004	43,176
2005	43,401
2006	42,130
2007	38,623
2008	21,555

Total	$188,885

        Changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

	Amount
Balance at December 31, 2002	$59,131
Acquisition of Oak Technology, Inc.	59,960	(see note 15)

Balance at December 31, 2003	$119,091

        Goodwill by reporting unit at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
DVD	$63,855	$45,867
Imaging	5,996	—
DC	31,252	13,264
DTV	17,988	—

	$119,091	$59,131

Reconciliation of Net Loss Excluding Goodwill Amortization

        In accordance with SFAS 142, beginning January 1, 2002, goodwill is no longer amortized, but is required to be reviewed for impairment upon the initial adoption of SFAS No. 142 and, thereafter, on at least an annual basis. The following pro forma financial information presents the results for 2001 excluding the amortization of goodwill (in thousands, except per share data):

2001
Net loss, as reported	$(36,065)
Add back goodwill amortization	33,536

Adjusted net loss	$(2,529)

Basic net loss per share:
Net loss, as reported	$(1.38)
Add back goodwill amortization	$1.28

Adjusted net loss	$(0.10)

Diluted net loss per share:
Net loss, as reported	$(1.38)
Add back goodwill amortization	$1.28

Adjusted net loss	$(0.10)

NOTE 7—RESEARCH AND DEVELOPMENT ARRANGEMENTS

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

        Gross research and development expenses and the related grants are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Research and development expenses:
Gross research and development expenses	$25,321	$22,083	$23,210
Less: grants earned	(2,500)	—	—

	$22,821	$22,083	$23,210

        Royalty expenses related to these grants were $40,600, $260,000 and $502,000 in 2003, 2002 and 2001, respectively.

NOTE 8—DEVELOPMENT CONTRACTS

        The Company has generated a portion of its total revenues from development contracts, primarily with key customers. These development contracts have provided the Company with partial funding for the development of certain of its products. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $1.4 million in 2003 and 2002 and $4.7 million in 2001.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

Lease commitments

        The Company rents facilities and equipment under various lease agreements expiring through 2007. Rent expense for 2003, 2002 and 2001 totaled approximately $3.1 million, $1.7 million and $1.5 million, respectively. Future minimum lease payments required under non-cancelable leases at December 31, 2003 are as follows: (in thousands)

Year ending December 31,	Amount
2004	$8,820
2005	7,729
2006	6,477
2007	1,599

Total	$24,625

NOTE 10—STOCKHOLDERS' EQUITY

Common Stock

        In August of 2003, the Company acquired Oak Technology, Inc. As a result of the acquisition, 56,737,298 shares of Oak common stock were converted into $101.0 million in cash and 13,180,074 shares of Zoran common stock. Non-qualified options to purchase approximately 4.5 million shares of Zoran common stock with a term of ten years were granted to Oak employees as part of the acquisition. These acquisitions were accounted for under the purchase method of accounting (see Note 15).

        During 2001, the Company repurchased 382,500 shares of its common stock for $3.9 million. On April 21, 2002, the Company's Board of Directors approved a three-for-two split of our common stock which was effected in the form of a fifty percent stock dividend, paid on May 22, 2002 to stockholders of record on May 7, 2002. All share and per share information for all periods presented in this report are on a post-split basis.

Warrants

        In September 1997, in connection with a software license agreement, the Company issued a warrant to purchase 112,500 shares of its Common Stock at an exercise price of $16.21 per share. The warrant was exercisable for a period of four years from a date beginning one year after the issuance date of the warrant. The $717,000 estimated value of the warrant was amortized over the four-year period of the license agreement. In September 2002, the warrant expired.

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

        Generally, options granted under the 1993 Option Plan are fully exercisable on and after the date of grant, subject to the Company's right to repurchase from an optionee, at the optionee's original per share exercise price, any unvested shares which the optionee has purchased and holds in the event of the termination of the optionee's employment, with or without cause. The Company's right lapses as shares subject to the option become vested. Such shares generally vest in monthly installments over two or four years following the date of grant (as determined by the Compensation Committee of the Board of Directors), subject to the optionee's continuous service. Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment. The 1993 Stock Option Plan expired during 2003 and no future shares will be granted under this plan.

2000 Stock Option Plan

        The Company's 2000 Nonstatutory Stock Option Plan (the "2000 Option Plan") was adopted by the Board of Directors of the Company in October 2000. A total of 450,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan. The options to purchase preferred stock automatically converted to options to purchase common stock however, upon the filing of an amendment of the certificate of incorporation of the Company with the Secretary of State of Delaware to effect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000. A total of 13,325,000 shares of common stock have been reserved for issuance under the 2000 Option Plan. The 2000 Option Plan provides for grants of options to employees or consultants. The 2000 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof. The 2000 Option Plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to the Company's right to repurchase the associated stock at the option exercise price through the original vesting schedule. The option price for shares granted under the 2000 Option Plan is typically equal to the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment. The 2000 Option Plan will terminate in October 2010, unless terminated sooner by the Board of Directors.

        At December 31, 2003, options available for grant under this plan were 6,751,992.

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

        At December 31, 2003 options available for grant under this plan were 130,000.

        The following table summarizes the Company's stock option activity for the years ended December 31, 2003, 2002 and 2001. The weighted average exercise price for each category presented is also shown in the table below:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2000	3,959,575	$15.97
Granted	2,964,135	$13.29
Exercised	(853,338)	$6.62
Canceled	(711,220)	$20.03

Balances, December 31, 2001	5,359,152	$15.44
Granted	2,722,500	$14.18
Exercised	(584,740)	$9.17
Canceled	(443,370)	$15.77

Balances, December 31, 2002	7,053,542	$15.45
Assumed	4,528,965	$14.74
Granted	4,697,685	$19.92
Exercised	(1,648,920)	$11.08
Canceled	(962,108)	$21.41

Balances, December 31, 2003	13,669,164	$16.86

        In connection with the Company's acquisition during fiscal 2003 of Oak Technology, Inc., the Company assumed all outstanding options granted by Oak Technology, Inc. prior to the acquisition date which converted into approximately 4.5 million Company options.

        Significant option groups outstanding as of December 31, 2003 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Exercise Prices	Options at December 31, 2003		Weighted Average Exercise Price	Options at December 31, 2003	Weighted Average Exercise Price
$0.09 to $11.52	3,075,284	7.43	$7.78	2,179,509	$8.75
$11.54 to $12.36	1,570,398	8.62	$12.32	1,570,398	$12.32
$12.74 to $20.57	4,714,107	8.98	$16.50	3,340,881	$16.48
$20.63 to $27.33	4,015,315	8.51	$24.77	3,528,860	$24.90
$27.50 to $46.54	294,060	6.92	$33.80	293,853	$33.80

Total	13,669,164	8.41	$16.86	10,913,501	$17.53

1995 Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company's Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 2003 and 2002, 119,161 and 107,596 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $13.79 and $12.94 per share, respectively. At December 31, 2003, 657,824 shares were reserved and available for issuance under this plan.

        The weighted average grant date fair value of options granted during the year ended December 31, 2003, 2002 and 2001 as defined by SFAS 123, was $15.97, $8.47, and $7.81 per share, respectively.

        For the Fair Value disclosure in Note 2 and as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" the fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following assumptions used for options and purchase grants during the applicable period.

	Stock Option Plans			Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Dividend rate	—	—	—	—	—	—
Expected life (years)	5.0	5.0	5.0	0.50	0.50	0.50
Expected volatility	90%	92%	90%	90%	92%	90%
Risk-free interest rate	2.9% to 3.2%	2.9% to 4.7%	3.9% to 4.9%	1.0% to 2.9%	2.9% to 4.7%	3.9% to 4.9%

NOTE 11—RETIREMENT PLAN

        We maintain a 401(k) Plan that covers substantially all of the Company's US employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code. The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee's eligible contribution up to a maximum employer match of $2,000 per year per employee. Approximately $434,000, in matching contributions were recorded during 2003. There were no matching contributions made during 2002 and 2001.

NOTE 12—EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2003	2002	2001
Net loss	$(67,978)	$5,698	$(36,065)

Shares:
Weighted average common shares	33,231	27,095	26,190
Dilutive stock options and other common stock equivalents	—	1,534	—

Dilutive potential common shares	33,231	28,629	26,190

Loss per share:
Basic	$(2.05)	$0.21	$(1.38)

Diluted	$(2.05)	$0.20	$(1.38)

        All stock options outstanding were excluded from the weighted average diluted earnings per share calculation for 2003 as they would have had an anti-dilutive effect as the Company was in a loss position. For 2002, stock options to purchase 1,963,439 shares of common stock were excluded from the weighted average diluted earnings per share calculation as they would have had an anti-dilutive effect. For 2001, all stock options outstanding and warrants to purchase common stock were excluded from the weighted average diluted earnings per share calculation as they would had had an anti-dilutive effect due to the Company's loss position.

NOTE 13—INCOME TAXES

        The components of income before income taxes are as follows:

	December 31,
	2003	2002	2001
Current:
Federal	$(73,779)	$2,788	$(33,478)
Foreign	7,164	4,482	(1,322)

	(66,615)	7,270	(34,800)

        The components of the provision for income taxes are as follows:

	December 31,
	2003	2002	2001
Current:
Federal	$444	$179	$927
State	370	89	115
Foreign	549	1,304	223

	1,363	1,572	1,265
Deferred	—	—	—

Total income tax expense	$1,363	$1,572	$1,265

        The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

Tax provision difference

	December 31,
	2003	2002	2001
Tax benefit at U.S. statutory rate	$(22,656)	$4,408	$(11,832)
Utilization of net operating loss carryovers	—	(1,078)	—
Foreign earnings	(1,887)	(2,555)	(213)
State taxes net of federal benefit	370	(152)	416
Other differences not benefited	7,522	751	1,640
Permanent differences	—	—	16
Alternative minimum tax	—	198	208
In-process research and development	17,569	—	—
Non-deductible goodwill amortization	—	—	11,251
Other	445	—	(221)

Total income tax expense	$1,363	$1,572	$1,265

        Deferred income tax assets comprise the following:

	December 31,
	2003	2002	2001
Deferred tax assets:
Federal and state net operating loss carryforwards	$96,161	$12,117	$16,865
Tax credits	30,208	—	—
Nondeductible reserves and accruals	12,180	2,855	2,154

Total deferred tax assets	138,549	14,972	19,019
Deferred tax liabilities:
Intangible assets	(61,971)	(1,889)	(4,858)

Deferred tax assets	76,578	13,083	14,161
Valuation allowance	(76,578)	(13,083)	(14,161)

Net deferred tax assets	$—	$—	$—

        As of December 31, 2003, the Company has NOLs of approximately $261 million for Federal and $83 million for State tax reporting purposes. The federal NOLs expire on various dates between 2004 and 2024. The State NOLs expire between 2004 and 2009. As of December 31, 2003 the Company had tax credits of approximately $16 million for Federal and $14 million for State, which will expire beginning in 2005. Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizability of the assets. Approximately $17 million of valuation allowance relates to tax benefits for stock option deductions, which will be credited to equity if and when realized.

        As of December 31, 2003, the Company had not accrued income taxes on $10.2 million of accumulated undistributed earnings of its foreign subsidiaries.

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

        Pursuant to the Tax Reform Act of 1986, the amounts of and the benefit from NOLs that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering resulted in a cumulative change of ownership of greater than 50%. Accordingly, the Company's NOLs incurred prior to the completion of the IPO that can be utilized to reduce future taxable income for Federal tax purposes will be limited to approximately $3.0 million per year. In addition approximately $214 million of the Federal net operating loss carryover and $75 million of State net operating loss carryover relate to recent acquisitions and are subject to certain limitations under Internal Revenue Code Section 382.

        The Company's Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended. The Company has seven approved programs pursuant to this law. The first program was approved in 1984. Income subject to this program is taxed at an annual rate of 10% from the first year in which the enterprise generates taxable income (net of NOLs). Benefits under the first program expired in 1997. The second program was approved in 1991. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter. Benefits under the second program expire in 2003. The third program was approved in 1995. Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years. The fourth program was approved in 1997. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. Benefits under the third and fourth program are limited to fourteen years from approval or twelve years from commencement of production. The fifth program was approved in 2000. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. The sixth program was approved in 2001. Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. The seventh program was approved in 2002. Income subject to the seventh program is exempt from tax for two years form the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.

        The net impact of the tax holidays was an increase in net income of $2.4 million in fiscal 2003, $369,000 in fiscal 2002 and $635,000 in fiscal 2000, and an increase in net income/loss per share of $0.07, $0.01 and $0.03 in 2003, 2002 and 2000 respectively. There was no impact for tax holidays in 2001.

NOTE 14—SEGMENT REPORTING

        SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO").

        Subsequent to the acquisition of Oak Technology, Inc. in 2003, based on its current organization structure, product families and markets, the Company determined it has four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV). The DVD group provides video and audio compression and decompression products based on MPEG, Dolby Digital and DTS standards for use in DVD players and DVD recorders. The Imaging Group provides imaging systems for the digital imaging environment, including products used in digital laser copiers and printers as well as multifunction peripherals. The DC group focuses on video compression and decompression products based on JPEG technology and CMOS sensors. The DTV group provides highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions for standard and high definition digital television products including televisions, set top boxes, personal video recorders, digital video recorders, and recordable DVD as well as platforms, drivers and software stacks for a variety of operating systems required for these digital television products.

        The Company evaluates operating segment performance based on net revenues and operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No reportable segments have been aggregated.

        Information about reported segment income or loss is as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Net revenues:
DVD	$158,682	$132,141	$99,439
Imaging	14,711	—	—
DC	29,227	16,211	8,270
DTV	13,908	765	—

	$216,528	$149,117	$107,709

Operating expenses:
DVD	$142,671	$107,438	$92,240
Imaging	17,746	—	—
DC	27,622	23,054	17,040
DTV	23,793	3,351	—

	$211,832	$133,843	$109,280

Contribution Margin:
DVD	$16,011	$24,703	$7,199
Imaging	(3,035)	—	—
DC	1,605	(6,843)	(8,770)
DTV	(9,885)	(2,586)	—

	$4,696	$15,274	$(1,571)

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Contribution margin from operating segments	$4,696	$15,274	$(1,571)
Amortization of intangibles	18,950	8,151	9,153
Acquisition related expenses	1,369	—	—
Deferred stock compensation	6,281	292	544
Acquired in-process research and development	50,100	—	33,536

Total operating income (loss)	$(72,004)	$6,831	$(44,804)

        Zoran maintains operations in the United States, Israel., Canada, United Kingdom, Germany, China, Taiwan, Korea and Japan. Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development, and technical support.

        The following distribution of net revenues for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Revenue from unaffiliated customers originating from:
China	$78,542	$46,420	$40,639
Japan	48,872	62,160	41,095
Korea	40,751	14,725	1,256
Taiwan	24,577	16,040	6,952
Other	23,786	9,772	17,767

	$216,528	$149,117	$107,709

        The following distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Identifiable assets:
U.S.	$559,710	$306,370
Israel	44,788	35,640
Canada	300	268
United Kingdom	890	—
China	628	208
Japan	4,318	38
Korea	305	18
Taiwan	6,402	30
Other	521	44

	$617,862	$342,616

Property and equipment, net:
U.S.	$12,739	$636
Israel	4,911	4,964
Canada	49	129
United Kingdom	444	—
China	412	95
Japan	279	—
Korea	114	10
Taiwan	1,000	5
Other	81	9

	$20,029	$5,848

        The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the associated percentage of total accounts receivable due from these customers (in thousands):

	Year ended December 31,
	2003	2002	2001
Percentage of net revenues:
A	14%	37%	29%
B	—	—	12%
C	17%	—	—
	December 31,
	2003	2002
Percentage of net accounts receivable:
A	—	—
B	14%	—
C	10%	—

NOTE 15—ACQUISITION

        On August 11, 2003, pursuant to an Agreement and Plan of Reorganization dated as of May 4, 2003 (the "Merger Agreement") among Zoran, a wholly-owned subsidiary of Zoran ("Merger Sub"), and Oak Technology, Inc., Oak was merged with and into Merger Sub.

        The transaction is accounted for under SFAS No. 141, "Business Combinations," using the purchase method of accounting and accordingly the results of operations of Oak have been included in the Company's financial statements since the date of acquisition.

        Zoran's primary objective in acquiring Oak was based on the Company's belief that the combined company would benefit from the following:

  •
  Oak's complementary technologies and products, especially in the digital TV markets, and the ability of the combined company to expand its existing customer base and market share in the digital consumer electronics market by integrating the product lines of each company;

  •
  Oak's intellectual property portfolio and related expertise, especially intellectual property relating to front-end optical recording;

  •
  access to Oak's customer relationships, providing cross-selling opportunities to existing customers as well as opportunities to build new relationships;

  •
  the opportunity to achieve synergies and realize significant cost savings, including operational efficiencies, such as acceleration of various product development activities by leveraging Oak's intellectual property, reduced overhead and, in geographic areas where the two companies overlap, increased efficiency in the combined company's sales channels; and

  •
  Oak's existing market position as a leading supplier of HDTV integrated circuits, providing the combined company with access to this high-growth market segment.

        The purchase price exceeded the net assets acquired resulting in the recognition of goodwill and other intangible assets.

        The financial statements reflect a purchase price of approximately $392.7 million, determined as follows (in thousands):

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

        The purchase price allocation was as follows (in thousands):

Net assets acquired	$65,825
Deferred stock compensation	19,212
In-process research and development	50,100
Intangible assets	197,650
Goodwill	59,960

$392,747

        The following table summarizes the estimated fair value of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and short-term investments	$71,325
Accounts receivable	8,086
Other current assets	17,090
Inventory	3,676
Property, plant and equipment	13,075
Other assets	816
Current liabilities	(38,015)
Non-current liabilities	(10,228)

Net assets acquired	$65,825

        Tangible assets were valued at estimates of their current fair values. The valuation of the acquired intangible assets which was based on management's estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $157.9 million, patents of $27.0 million, customer base of $11.5 million and trademarks and tradenames of approximately $1.3 million. Purchased technology is being amortized over a weighted average estimated life of 4.8 years and patents, customer base, trademarks and tradenames are being amortized over their estimated useful lives of 5 years with no residual values.

        During the period August 11, 2003 through December 31, 2003, we received payments for certain imaging software royalties that would have been reported by Oak on a standalone basis. Because Oak historically reported these earned royalty revenues generally on a one quarter lag, purchase accounting rules require these revenues to be included in the net assets acquired from Oak on August 11, 2003. The amount of such revenues not recorded as revenue by Zoran in fiscal 2003 totaled $7.5 million. As a result, we decreased the purchase price and goodwill by the amount of actual payments received subsequent to the acquisition date of $3.6 million during the December 2003 quarter.

        Approximately $60.0 million of the purchase price was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", goodwill will not be amortized and will be tested for impairment at least annually. We do not expect goodwill to be deductible for tax purposes.

        Approximately $50.1 million of the purchase price was allocated to in-process research and development which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. This amount was determined using management's estimates including consultation with an independent appraiser. The in-process research and development was determined using a discounted cash flow method and factors including projected financial results, relative risk of successful development, time-value of money and level of completion.

        The Company expects that the in-process technologies will be successfully completed by the second quarter of calendar 2005 with approximately $30.0 million in remaining costs. At the time of acquisition, Oak had five material development projects in process as follows:

  •
  OTI-4100—a highly integrated, fully programmable system-on-a-chip (SOC) solution for the emerging class of appliance type printers. The OTI-4100 incorporates the RISC CPU core and Quatro SIMD DSP core to provide an easy to program controller platform.

  •
  Fire 3—a programmable SOC solution that will complement the OTI-4110 and ZR-4100 in the inkjet market. Fire 3 will provide a fully scalable solution platform to cover much of the performance and feature range of an OEM's inkjet offerings.

  •
  Integrated Print System—The Integrated Print System ("IPS") is a dynamic embedded scalable architecture providing peripheral manufacturers with highly integrated modular controller and connectivity software for powering single and multifunctional devices.

  •
  Generation 9—an integrated SOC that integrates a previous generation of HDTV digital video technology with a new Audio-DSP Core as well as a MIPS 64 bit processor and certain other video processing features.

  •
  A new lower cost highly integrated HDTV decoder—the first in a family of highly integrated HDTV decoders specifically designed for the FCC mandated digital television chassis market. This device includes all the required interfacing to support digital cable applications and is applicable to existing CRT and flat panel display devices.

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

        As of December 31, 2003, the Company has incurred approximately $5.6 million of the estimated $30.0 million in remaining costs to complete the development of the in-process projects. As of December 31, 2003, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

        The following unaudited pro forma financial information presents the combined results of operations of Zoran and Oak as if the acquisition had occurred as of the beginning of fiscal 2003, 2002 and 2001, after giving effect to certain adjustments, including amortization of intangibles. The in-process research and development charge of $50.1 million is not reflected in the unaudited pro forma combined condensed statement of operations. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Year ended December 31,
	2003	2002
In thousands except for per share data:
Pro forma revenues	$275,658	$284,770

Pro forma net loss	$(73,247)	$(83,628)

Pro forma net loss per share:
Basic	$(1.77)	$(2.08)

Diluted	$(1.77)	$(2.08)

NOTE 16—RELATED PARTY TRANSACTIONS

        In January 1996, the Company spun off its wholly-owned subsidiary, Oren Semiconductor, to the Company's stockholders. One of the Company's executive is also a member of Oren's board of directors. In December 2002, the Company entered into a technology license agreement with Oren. Under the license arrangement the Company agreed to pay Oren a license fee totaling $675,000. There are no royalties associated with this agreement. During 2003, Zoran made a minority investment in Oren by making a capital contribution of $3.5 million.

NOTE 17—SUBSEQUENT EVENT

        On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran's and Oak's patents. In addition to MediaTek, the complaint names 10 other proposed defendants that sell products, including DVD players and PC optical storage devices that use MediaTek's chips and chipsets. The other proposed defendants are ASUSTek Computer, Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc, and Terapin Technology Corporation. The complaint requests that the ITC institute an immediate investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them. Zoran expects the ITC to determine whether to institute the proceeding in approximately 30 days.

        On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek's chips and chipsets and products in which they are used. The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.

ZORAN CORPORATION
SELECTED QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Three Months Ended
	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002
	(In Thousands, Except Per Share Data)
Total revenues	$66,544	$67,420	$44,731	$37,833	$39,976	$44,057	$33,994	$31,090
Gross profit	$28,824	$27,026	$18,504	$11,123	$17,812	$18,708	$13,435	$12,258
Operating income (loss)	$(18,788)	$(55,488)	$3,523	$(1,251)	$4,903	$3,812	$(436)	$(1,448)
Net income (loss)	$(17,765)	$(54,484)	$4,233	$193	$196	$4,707	$1,030	$(235)
Basic net income (loss) per share(1)	$(0.42)	$(1.53)	$0.15	$0.01	$0.01	$0.17	$0.04	$(0.01)
Diluted net income (loss) per share(1)	$(0.42)	$(1.53)	$0.15	$0.01	$0.01	$0.17	$0.04	$(0.01)
Shares used in basic per share calculations(1)	42,247	35,718	27,481	27,396	27,284	27,150	27,054	26,774
Shares used in diluted per share calculations(1)	42,247	35,718	28,991	28,096	28,462	28,089	28,923	26,774

(1)
Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A—Controls and Procedures

        Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report, except to the extent they may have been affected by the internal control issues discussed below.

        Internal Control Over Financial Reporting.    In connection with our year-end closing process and the audit of our financial statements for the year ended December 31, 2003, we reviewed the nature, timing and accounting treatment of obligations to certain customers. As a result of the review, we determined that a substantial portion of these obligations were related to transactions prior to the fourth quarter. However, since the impact on any given period would have been immaterial, we recorded a charge of $1.3 million against revenues in the fourth quarter to reflect these obligations.

        In connection with its audit, our independent auditors, PricewaterhouseCoopers LLP, advised management and our Audit Committee that they considered our lack of formal policies and internal communications surrounding the administration and documentation of certain contractual arrangements with customers, including the contractual arrangements to which the obligations discussed in the prior paragraph relate, to constitute material weaknesses in our internal control over financial reporting. Both management and our Audit Committee have conducted a review of these matters. As a result of these reviews, we have implemented additional controls and procedures to improve the administration and documentation of certain contractual arrangement with our customers. We believe that these additional controls and procedures address the weaknesses noted and that our current internal controls are sufficient to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART III

        Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

Item 10—Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Proposal No. 1—Election of Directors" and in Part I of this Report under the heading "Executive Officers of the Registrant."

        The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11—Executive Compensation

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Executive Compensation."

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings "Principal Stockholders and Share Ownership by Management" and "Equity Compensation Plan Information."

Item 13—Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading "Certain Transactions."

Item 14—Principal Accounting Fees and Services

        The information required by this Item is incorporated by reference to information set forth in the proxy statement under the heading "Fees Paid to PricewaterhouseCoopers LLP."

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)
Reports on Form 8-K during the quarter ended December 31, 2003:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004	ZORAN CORPORATION
	By:	/s/ LEVY GERZBERG Levy Gerzberg, President and Chief Executive Officer

        Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEVY GERZBERG Levy Gerzberg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ KARL SCHNEIDER Karl Schneider	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ UZIA GALIL Uzia Galil	Chairman of the Board of Directors	March 15, 2004
/s/ JAMES D. MEINDL James D. Meindl	Director	March 15, 2004
/s/ JAMES B. OWENS, JR. James B. Owens, Jr.	Director	March 15, 2004
/s/ DAVID RYNNE David Rynne	Director	March 15, 2004
/s/ PETER SIMONE Peter Simone	Director	March 15, 2004
/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	March 15, 2004
/s/ PHILIP M. YOUNG Philip M. Young	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(1)	Form of Restated Certificate of Incorporation of the Registrant.
3.2	(2)	Amended Bylaws of the Registrant.
4.1	(3)	Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.
*10.1	(4)	1993 Stock Option Plan, as amended.
*10.2	(4)	1995 Outside Directors Stock Option Plan.
*10.3	(4)	Amended and Restated 1995 Employee Stock Purchase Plan.
*10.4	(3)	Form of Indemnity Agreement for officers and directors.
10.7	(3)	Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.
10.11	(3)	Lease Agreement dated October 1, 1992 between the Registrant's subsidiary, Zoran Microelectronics Ltd. ("ZML"), and Matam-Haifa Scientific Industries Center Ltd. ("Matam").
†10.12	(3)	License Agreement for ZR33891 Digital Filter Processor dated June 8, 1995 between the Registrant and Atmel Corporation ("Atmel").
†10.13	(3)	License Agreement for ZR34325 Vector Signal Processor dated June 8, 1995 between the Registrant and Atmel.
†10.14	(3)	Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF").
†10.15	(3)	Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.
10.16	(3)
		Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the "Chief Scientist"), together with ZML's Letter of Undertaking dated September 4, 1994.
10.17	(3)	Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML's Letter of Undertaking dated September 4, 1994.
10.18	(3)	Loan Agreements dated July 25, 1995, August 1, 1995, August 15, 1995, August 31, 1995 and November 1, 1995 between ZML and the Israel Discount Bank.
10.29	(5)	Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and Matam.
10.30	(6)	Memorandum of Understanding Dated April 23, 1996 between ZML and IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.
10.33	(7)	Sub-Sublease dated April 1, 1997 between the Registrant and Integrated Silicon Solutions, Inc.
10.35	(8)	Agreement for Purchase and Sale of Assets between the Registrant and MGI Software Corp. dated June 15, 1999.
10.36	(9)	Unprotected Tenancy Agreement dated September 16, 1997 between ZML and Matam, together with Appendix Addendum to Unprotected Tenancy Agreement of 16.9.97.

10.37	(1)	Addendum to sub-sublease dated April 1, 1997 between the Registrant Integrated Silicon Solution, Inc.
*10.38	(10)	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors.
10.39	(11)	2000 Nonstatutory Stock Option Plan.
*10.40	(11)	Executive Retention and Severence Plan.
*10.41	(12)	Employment Agreement, dated as of May 4, 2003, by and between Registrant and Young K. Sohn.
10.42	(13)	Sublease dated June 18, 2001 between Yahoo! Inc. and Oak Technology, Inc.
*10.43	(13)	Amended and Restated 1995 Employee Stock Purchase Plan.
10.44	(14)	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated).
10.45	(15)	Oak Technology, Inc. 1994 Outside Directors' Stock Option Plan (as Amended and Restated November 21, 2002).
*10.46	(13)
		Form of Oak Technology, Inc. Outside Directors' Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director's Stock Option Plan entered into by David Rynne and Peter Simone.
10.47	(16)	Asset purchase agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTC. dated April 3, 2003.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Constitutes a management contact or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

†
Confidential treatment has been granted as to a portion of this Exhibit.

(1)
Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended December 31, 2000.

(2)
Incorporated by reference to Exhibit 3.3 to Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

(3)
Incorporated by reference to identically numbered exhibit to Registrant's Form SB-2 Registration Statement (No. 33-98630-LA), which became effective on December 14, 1995.

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

(11)
Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended December 31, 2002.

(12)
Incorporated by reference to identically numbered exhibit to Registrant's Form S-4 Registration Statement (No. 333-105993, which became effective July 3, 2003.

(13)
Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly report for the quarter ended September 30, 2003.

(14)
Incorporated by reference to Exhibit 99.1 of Form S-8 filed by Oak Technology, Inc. ("Oak") on April 14, 2003.

(15)
Incorporated by reference to Exhibit 10.01 of Form 10Q/A filed by Oak on June 27, 2003.

(16)
Incorporated by reference to Exhibit 2.2 of Form 8-K filed by Oak on April 18, 2003.

QuickLinks

ZORAN CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2003
PART I
  Item 1—Business
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8—Financial Statements and Supplemental Data
REPORT OF INDEPENDENT AUDITORS
ZORAN CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
ZORAN CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
ZORAN CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
ZORAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ZORAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ZORAN CORPORATION SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A—Controls and Procedures
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13—Certain Relationships and Related Transactions
  Item 14—Principal Accounting Fees and Services
PART IV
  Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX