Form 10-Q
period 2004-03-31
ZORAN CORP \DE\
filed 2004-05-10
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to .

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

Yes  ☒   No  ☐

As of May 6, 2004, there were outstanding 42,724,654 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2004

ZORAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$65,559	$47,994
Short-term investments	59,711	78,372
Accounts receivable, net	65,811	65,224
Inventory	17,999	16,805
Prepaid expenses and other current assets	10,618	12,151
Total current assets	219,698	220,546

Property and equipment, net	19,692	20,029
Other assets and investments	81,580	69,311
Goodwill	119,272	119,091
Intangible assets, net	178,128	188,885

	$618,370	$617,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,658	$29,038
Accrued expenses and other liabilities	45,113	45,182
Total current liabilities	78,771	74,220

Long-term liabilities	8,876	9,363

Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2004 and December 31, 2003; 42,580,894 shares issued and outstanding as of March 31, 2004; and 42,347,584 shares issued and outstanding as of December 31, 2003	43	42
Additional paid-in capital	705,949	703,812
Deferred stock-based compensation	(10,483)	(13,014)
Accumulated other comprehensive income (loss)	2,373	(91)
Accumulated deficit	(167,159)	(156,470)
Total stockholders’ equity	530,723	534,279

	$618,370	$617,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Hardware product revenues	$68,029	$37,097
Software and other revenues	12,608	736
Total revenues	80,637	37,833

Costs and expenses:
Cost of hardware product revenues	45,328	26,710
Research and development	18,646	4,479
Selling, general and administrative	14,817	6,942
Amortization of intangible assets	10,343	943
Amortization of deferred stock compensation	2,531	10
Total costs and expenses	91,665	39,084

Operating loss	(11,028)	(1,251)

Interest income	400	1,593

Other income (loss), net	325	(22)

Income (loss) before income taxes	(10,303)	320

Provision for income taxes	386	127

Net income (loss)	$(10,689)	$193

Basic net income (loss) per share	$(0.25)	$0.01

Diluted net income (loss) per share	$(0.25)	$0.01

Shares used to compute basic net income (loss) per share	42,522	27,396

Shares used to compute diluted net income (loss) per share	42,522	28,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(10,689)	$193
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, amortization and other	2,492	876
Amortization of intangible assets	10,343	1,194
Amortization of deferred stock compensation	2,531	10
Changes in current assets and liabilities:
Accounts receivable	(587)	(11,613)
Inventory	(1,194)	4,983
Prepaid expenses and other current assets and other assets and investments	494	(1,280)
Accounts payable	4,620	4,333
Accrued expenses and other liabilities and long-term liabilities	(556)	(1,122)
Net cash provided by (used in) operating activities	7,454	(2,426)

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,922)	(973)
Purchases of investments	(59,444)	(31,855)
Proceeds from sales and maturities of investments	69,339	32,488
Net cash provided by (used in) investing activities	7,973	(340)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,138	108
Installment payment on purchased core technology	—	(1,500)
Net cash provided by (used in) financing activities	2,138	(1,392)

Net increase (decrease) in cash and cash equivalents	17,565	(4,158)

Cash and cash equivalents at beginning of period	47,994	31,607

Cash and cash equivalents at end of period	$65,559	$27,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles for interim financial information generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normally occurring adjustments, for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Zoran Corporation 2003 Annual Report on Form 10-K filed with the Commission.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments.  The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairments evaluations in reporting periods beginning after June 15, 2004.  The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods.  The Company does not believe that the adoption of this standard will have a material impact on its consolidated balance sheet or statement of operations.

2.     Stock Based Compensation

Zoran applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Stock options are generally granted with exercise prices equivalent to fair market value of the underlying common stock on the date of grant, and no compensation cost is recognized.  In connection with stock options granted through the acquisition of Nogatech, Inc. during 2000 and Oak Technology, Inc. during 2003, the Company recorded deferred stock-based compensation which is being amortized over the vesting period of the options.  Amortization of deferred stock compensation expense recognized as a result of the amortization of these options during the quarter ended March 31, 2004 and 2003 was approximately $2,531,000 and $10,000, respectively.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value of the options at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net loss and net loss per share for the three month periods ended March 31, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Net income (loss) attributable to common stockholders, as reported	$(10,689)	$193

Add:
Employee stock-based compensation expense included in net income (loss), net of tax	2,531	10

Total employee stock-based compensation expense determined under the fair value method, net of tax	(11,844)	(6,284)

Pro forma net loss attributable to common stockholders	$(20,002)	$(6,081)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.47)	$(0.22)
Diluted	$(0.47)	$(0.22)

Net income (loss) per share as reported:
Basic	$(0.25)	$0.01
Diluted	$(0.25)	$0.01

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options and purchase grants during the applicable periods.

	Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Expected life (years)	5.0	5.0	0.5	0.5
Expected volatility	85%	93%	91%	93%
Risk-free interest rate	3.0%	4.7%	1.0%	2.8%

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

3.              Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$(10,698)	$193
Change in unrealized gain on investments, net of tax	2,464	125
Total comprehensive income (loss)	$(8,234)	$318

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on short-term and long-term marketable securities.

4.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Purchased parts and work in process	$9,662	$5,701
Finished goods	8,337	11,104
	$17,999	$16,805

5.              Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, as of January 1, 2002. In accordance with SFAS 142, goodwill is not amortized, but is required to be reviewed periodically for impairment on at least an annual basis.  For the year ended December 31, 2003, the Company performed the annual analysis as of September 30, 2003 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		March 31, 2004			December 31, 2003
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$176,720	$(40,147)	$136,573	$176,720	$(31,792)	$144,928
Patents	3-5	27,900	(4,346)	23,554	27,900	(2,996)	24,904
Customer base	3-5	13,010	(3,023)	9,987	13,010	(2,450)	10,560
Tradename and others	3-5	2,100	(965)	1,135	2,100	(900)	1,200
Purchased core technology *	4-5	8,799	(1,920)	6,879	8,799	(1,506)	7,293
Total		$228,529	$(50,401)	$178,128	$228,529	$(39,644)	$188,885

(*) The Company records the amortization of purchased core technology as cost of hardware product revenues.

Estimated future intangible amortization expense, based on current balances, as of March 31, 2004 is as follows (in thousands):

Amount

Remaining nine months of 2004	$32,419
Year ending December 31, 2005	43,401
Year ending December 31, 2006	42,130
Year ending December 31, 2007	38,623
Year ending December 31, 2008	21,555
Total	$178,128

Changes in the carrying amount of goodwill for the three months ended March 31, 2004 were as follows (in thousands):

Amount

Balance at December 31, 2003	$119,091
Adjustment to goodwill related to acquisition of Oak	181
Balance at March 31, 2004	$119,272

Goodwill by reporting unit at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003

DVD	$63,855	$63,855
Imaging	6,177	5,996
DC	31,252	31,252
DTV	17,988	17,988
	$119,272	$119,091

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

7.              Segment Reporting

SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (“CEO”).

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it has four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV). The DVD group provides video and audio compression and decompression products based on MPEG, Dolby Digital and DTS standards for use in DVD players and DVD recorders. The Imaging group provides imaging systems, including products used in digital laser copiers and printers as well as multifunction peripherals. The DC group focuses on video compression and decompression products based on JPEG technology and

CMOS sensors. The DTV group provides highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions for standard and high definition digital television products including televisions, set top boxes, personal video recorders, digital video recorders, and recordable DVD as well as platforms, drivers and software stacks for a variety of operating systems required for these digital television products.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenues:
DVD	$47,223	$31,211
Imaging	18,188	—
DC	7,855	6,622
DTV	7,371	—
	$80,637	$37,833

Operating expenses:
DVD	$48,062	$31,244
Imaging	10,508	—
DC	7,900	6,887
DTV	12,321	—
	$78,791	$38,131

Contribution margin:
DVD	$(839)	$(33)
Imaging	7,680	—
DC	(45)	(265)
DTV	(4,950)	—
	$1,846	$(298)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Contribution margin from operating segments	$1,846	$(298)
Amortization of intangibles	10,343	943
Amortization of deferred stock compensation	2,531	10
Total operating loss	$(11,028)	$(1,251)

Zoran maintains operations in the United States, Israel, Canada, the United Kingdom, Germany, China, Taiwan, Korea and Japan. Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development, and technical support.

The distribution of total revenues for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue from unaffiliated customers originating from:
China	$28,807	$15,267
Japan	23,837	5,379
Korea	10,438	10,434
Taiwan	4,786	4,052
North America	8,824	911
Other	3,945	1,790
	$80,637	$37,833

For the three months ended March 31, 2004, two customers each accounted for 11% of total revenues. For the same period of 2003, three customers accounted for 26%, 14% and 10% of total revenues, respectively.

As of March 31, 2004, one customer accounted for 11% of total net accounts receivable and as of December 31, 2003, two customers accounted for 14% and 10% of total net accounts receivable, respectively.

8.              Acquisition

On August 11, 2003, pursuant to an Agreement and Plan of Reorganization dated as of May 4, 2003 (the “Merger Agreement”) among Zoran, a wholly-owned subsidiary of Zoran (“Merger Sub”), and Oak Technology, Inc., Oak was merged with and into Merger Sub.

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting and accordingly the results of operations of Oak have been included in the Company’s financial statements since the date of acquisition.

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

Non-qualified options to purchase approximately 4.5 million shares of Zoran common stock with a term of ten years were granted to Oak employees as part of the acquisition. The corresponding fair value of these options of $57.4 million was estimated based on the fair value of the Zoran common stock as of the acquisition date using the Black-Scholes option pricing model applying the following assumptions: expected life of 50 months, risk-free interest rate of 3.65%, expected volatility of 93% and no expected dividend yield. The intrinsic value of the unvested options, totaling approximately $19.2 million, has been recorded as deferred stock compensation and will be amortized over the vesting period using the multiple option approach.

Acquisition costs include $3.3 million of investment banker fees, $1.7 million of insurance costs, $1.1 million of legal and accounting fees and $0.7 million in other acquisition related expenses.

The purchase price allocation was as follows (in thousands):

Net assets acquired	$65,644
Deferred stock compensation	19,212
In-process research and development	50,100
Intangible assets	197,650
Goodwill	60,141
$392,747

The following table summarizes the estimated fair value of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and short-term investments	$71,325
Accounts receivable	8,086
Other current assets	17,090
Inventory	3,676
Property, plant and equipment	13,075
Other assets	816
Current liabilities	(38,196)
Non-current liabilities	(10,228)
Net assets acquired	$65,644

Tangible assets were valued at estimates of their current fair values. The valuation of the acquired intangible assets which was based on management’s estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $157.9 million, patents of $27.0 million, customer base of $11.5 million and trademarks and tradenames of approximately $1.3 million. Purchased technology is being amortized over a weighted average estimated life of 4.8 years and patents, customer base, trademarks and tradenames are being amortized over their estimated useful lives of five years with no residual values.

During the period August 11, 2003 through March 31, 2004, we revised estimates related to certain assets and liabilities, and as a result, we decreased the purchase price and goodwill by $3.4 million.

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

Approximately $50.1 million of the purchase price was allocated to in-process research and development which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. This amount was determined using management’s estimates including consultation with an independent appraiser. The value of the in-process research and development was determined using a discounted cash flow method and factors including projected financial results, relative risk of successful development, time-value of money and level of completion.

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

•                  Integrated Print System—The Integrated Print System (“IPS”) is a dynamic embedded scalable architecture providing peripheral manufacturers with highly integrated modular controller and connectivity software for powering single and multifunctional devices.

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

The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for the incremental core technologies developed are expected to commence in the fourth quarter of 2005 and extend through 2011. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  As of March 31, 2004, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

The following unaudited pro forma financial information presents the combined results of operations of Zoran and Oak as if the acquisition had occurred as of the beginning of fiscal 2003 and 2002, after giving effect to certain adjustments, including amortization of intangibles. The in-process research and development charge of $50.1 million is not reflected in the unaudited pro forma combined condensed statement of operations. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

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

	Three Months Ended March 31,
	2004	2003

Net income (loss) from continuing operations	$(10,689)	$193

Basic common shares	42,522	27,396
Effect of dilutive securities:
Common stock options	—	700
Dilutive weighted average shares	42,522	28,096

Net income (loss) per share:
Basic	$(0.25)	$0.01
Diluted	$(0.25)	$0.01

Stock options to purchase 13,426,000 shares of common stock were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted net loss per share as the Company had a net loss for the three months ended March 31, 2004.  Stock options to purchase 3,108,000 shares of common stock were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted net loss per share as they would have had an anti-dilutive effect.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below under the heading “Future Performance and Risk Factors” and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Performance and Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

Prior to the acquisition of Oak Technology, Inc. on August 11, 2003, our products consisted of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems.  As a result of the acquisition of Oak, we now also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.

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

Our cost of hardware product revenues consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. If we are unable to reduce our cost of hardware product revenues to offset anticipated decreases in average selling prices, our product gross margins will decrease. Our hardware product gross margin is also dependent on product mix and on the proportion of products sold directly to our OEM customers versus indirectly through our marketing partners. These marketing partners purchase our products at lower prices but absorb most of the associated marketing and sales support expenses, maintain inventories and provide customer support and training. As a result, lower gross margins on sales to these resellers are partially offset by reduced selling and marketing expenses related to such sales.  Hardware product sales in Japan are primarily made through distributors including Fujifilm, our strategic partner and reseller in Japan primarily for the DVD segment.  Fujifilm provides more sales and marketing support than our other resellers. We expect both product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

We also derive revenue from licensing our software and other intellectual property. Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee. Quarterly licensing revenue can be significantly affected by the timing of a small number of licensing transactions. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. In addition, we have historically generated a portion of our total revenues from development contracts, primarily with key customers, although development revenue has declined substantially as a percentage of total revenues over the past several years. These development contracts provide for license and milestone payments which are recorded as development revenue. We classify all development costs, including costs related to these development contracts, as research and development expenses. We retain ownership of the intellectual property developed by us under these development contracts. While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

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

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israeli subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2004 and 2020, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2004.

Statement Regarding Use of Non-GAAP Financial Measures

To supplement the consolidated financial results prepared under generally accepted accounting principles (“GAAP”) we include non-GAAP financial measures in our Management’s Discussion and Analysis, our quarterly press releases regarding operating results and our presentations to investors.  These non-GAAP financial measures consist of GAAP financial measures adjusted to include or exclude certain revenues, costs, expenses and gains.  The purpose of such adjustment is to give an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results.  In some instances, we use financial measures that exclude the effects of the Oak acquisition to provide a meaningful comparison of results in periods occurring before and after that acquisition.  Management uses these non-GAAP measures as a basis for planning and forecasting future periods.  These non-GAAP measures may differ materially from the non-GAAP measures used by other companies and should not be regarded as a replacement for corresponding GAAP measures.

Oak Acquisition

On August 11, 2003, we completed our acquisition of Oak through the merger of Oak with a wholly-owned subsidiary of Zoran.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements.  Accordingly, our results of operations for the three month periods ended March 31, 2004 and December 31, 2003 each reflect a full quarter of Oak’s operations, while our results of operations for the first quarter of 2003 reflect only Zoran’s historical operations.

Subsequent to the acquisition of Oak, we determined that Zoran has four operating segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV). The DVD group provides video and audio compression and decompression products based on MPEG, Dolby Digital and DTS standards for use in DVD players and DVD recorders. The Imaging group provides imaging systems, including products used in digital laser copiers and printers as well as multifunction peripherals. The DC group focuses on video compression and decompression products based on JPEG technology and CMOS sensors. The DTV group provides highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions for standard and high definition digital television products including televisions, set top boxes, personal video recorders, digital video recorders, and recordable DVD as well as platforms, drivers and software for a variety of operating systems required for these digital television products.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated and percentage changes from period to period:

	Three Months Ended			Percentage Change Between Three Months Ended March 31, 2004 and Three Months Ended
	March 31, 2004	March 31, 2003	December 31, 2003	March 31, 2003	December 31, 2003
Revenues:
DVD hardware products	56.3%	80.5%	55.6%	49.0%	22.7%
DTV hardware products	8.7%	—	10.6%	—	(0.5)%
DC hardware products	9.7%	17.5%	10.8%	18.6%	9.7%
Imaging hardware products	9.7%	—	8.7%	—	34.2%
Total hardware product revenues	84.4%	98.0%	85.6%	83.4%	19.4%
Imaging software	12.9%	—	8.0%	—	94.0%
IP licensing	2.2%	0.6%	5.6%	734.8%	(50.9)%
Development and other	0.5%	1.4%	0.7%	(28.2)%	(18.0)%
Total software and other revenues	15.6%	2.0%	14.4%	1,613.0%	31.8
Total revenues	100.0%	100.0%	100.0%	113.1%	21.2%

Costs and expenses:
Cost of hardware product revenues	56.2%	70.6%	56.7%	69.7%	20.2%
Research and development	23.1%	11.8%	26.2%	316.3%	6.5%
Selling and administrative	18.4%	18.3%	21.6%	113.4%	3.3%
Amortization of intangible assets	12.9%	2.6%	15.8%	*	(1.9)%
Amortization of deferred stock compensation	3.1%	—	5.8%	*	(34.0)%
Acquisition related expense	—	—	2.1%	—	*
Total costs and expenses	113.7%	103.3%	128.2%	134.5%	7.4%

Operating loss	(13.7)%	(3.3)%	(28.2)%	*	*
Interest and other income	0.9%	4.1%	1.5%	(53.9)%	(29.1)%
Income (loss) before income taxes	(12.8)%	0.8%	(26.7)%	*	*
Provision for income taxes	0.5%	0.3%	0.2%	*	*

Net income (loss)	(13.3)%	0.5%	(26.9)%	*	*

Supplemental information:
Hardware product gross margin	33.4%	28.0%	33.8%	118.5%	17.9%
Regional revenue:
China	35.7%	40.4%	36.1%	88.7%	20.0%
Japan	29.6%	14.2%	21.1%	343.1%	70.1%
Korea	12.9%	27.6%	18.3%	0.0%	(14.4)%
Taiwan	5.9%	10.7%	9.2%	18.1%	(22.1)
North America	10.9%	2.4%	10.3%	868.6%	28.2%
Other	4.9%	4.7%	5.0%	120.4%	19.7%
	100.0%	100.0%	100.0%	113.1%	21.2%

(*) Not meaningful

Revenues

Total revenues increased 113% to $80.6 million for the three months ended March 31, 2004 compared to $37.8 million for the three months ended March 31, 2003.  Approximately $18.2 million of the increase was from the Imaging segment and $6.4 million was from the DTV segment which were acquired as a result of the Oak acquisition in August 2003 and which were not included in our revenues for the three months ended March 31, 2003.  Total revenues for the three months ended March 31, 2004 increased by $14.1 million, or 21.2%, from the $66.5 reported for the three months ended December 31, 2003. Approximately 60% of this growth was driven by increased DVD product revenues.  We believe that the overall market for DVD players continued to grow at a substantial rate during the three months ended March 31, 2004.  In addition, we believe that we are continuing to gain market share in certain geographic regions, including China.  Approximately 26% of the sequential increase was from the inclusion of Imaging revenue streams acquired from Oak that were previously excluded due to purchase accounting requirements. The balance of the sequential increase, 14%, was largely attributable to growth in the Imaging and Digital Camera segments.

Hardware product revenues for the three months ended March 31, 2004 were $68.0 million compared to the $37.1 million recorded in the comparable period of the prior year.  Excluding the impact of the Oak acquisition, hardware product revenues increased by $17 million, or 46%, driven by $15 million in increased revenue  in our DVD segment and approximately $1 million each in the Digital Camera and DTV segments.  DVD hardware product revenues comprised 56.3% of total revenues in the three months ended March 31, 2004 compared to 80.5% of total revenues in the same period one year ago. The product line diversification achieved through the acquisition of Oak reduced the concentration of revenues from DVD products to 56.3% in the first quarter of 2004, from what would have been 83.7%, based on Zoran’s historical operations.

Hardware product revenues increased $11.6 million, or 19.4%, sequentially from $57.0 million for the fourth quarter of 2003 to $68.0 million for the first quarter of 2004.  Approximately $7.1 million of this increase resulted from increased sales of DVD products.  Approximately $1.3 million was due to discounts recorded in the fourth quarter of 2003 that related to prior periods. Approximately $2.0 million was attributable to increased Imaging hardware product revenues as a result of the continued ramp of our new Quatro-based imaging products. The remaining $700,000 of sequential growth came from the Digital Camera segment. DVD hardware products accounted for the majority of our total hardware product sales, representing 56.3% of total revenues for the first quarter of 2004 compared to 55.6% in the fourth quarter of 2003. We expect DVD sales to continue to comprise a majority of our revenues for the balance of 2004.

Software and other revenues were $12.6 million and $736,000 for the three months ended March 31, 2004 and 2003, respectively.  The increase includes additional revenues of $10.4 million attributable to the Imaging segment acquired in  the Oak acquisition, $1.1 million attributable to the DVD segment primarily as a result of  increased IP licensing, and $400,000 of development revenue attributable to the DTV segment.

Software and other revenues  increased $3.0 million on a sequential basis from $9.6 million for the fourth quarter of 2003 to $12.6 million for the first quarter of 2004.  The principal reason for this increase was the inclusion of approximately $3.6 million in Imaging software royalty streams acquired from Oak that were excluded in the fourth quarter of 2003 due to the requirements of purchase accounting. Absent the inclusion of this royalty revenue, Imaging revenues grew approximately $1.4 million or 16% over the fourth quarter of 2003.  This growth was offset  in part by a relative decline in DVD related IP license revenues.  As a percentage of total revenues, software and other revenues increased from 14.4% for the fourth quarter of 2003 to 15.6% for the first quarter of 2004.

Regional Revenue

During the first three months of 2004, approximately 36% of our total revenues, or $28.8 million, was derived from sales to customers in China, compared to 40%, or $15.3 million, for the comparable period in 2003.  The increase of $13.5 million, or 88.7%, was due primarily to increased sales of DVD products.  Sequentially, sales to customers in China grew by 20.0% in the first quarter of 2004 compared to the immediately preceding quarter.

Revenues from sales to customers in Japan accounted for 30% of our total  revenues for the three months ended March 31, 2004, compared to 14% in the comparable period in 2003.  This increase was attributable to the inclusion of revenues from the former Oak Imaging business.  Sequentially, revenue in Japan driven by DVD grew by 70.1%, or $9.8 million, in the first quarter of 2004 to approximately 30% of total revenues, compared to 21% in the immediately preceding quarter.

Revenues from sales to customers in Korea and Taiwan were 18.8% of total revenues for the first quarter of 2004 compared to 38.3% of total revenues in the same quarter one year ago.  This reduced concentration was due to growth in total revenues as a result of the acquisition of Oak. On an absolute basis, revenues from Korea were flat and revenues in Taiwan grew by 18.1% compared to the same quarter one year ago. The growth in Taiwan was the result of new product introductions and design wins ramping into production in the Digital Camera segment. Sequentially, revenues from these regions decreased to 18.8% of total revenues for the first quarter of 2004 compared to 27.5% of total revenues during the fourth quarter of 2003 due to other seasonal factors and greater relative growth of sales to customers.

North American revenues increased to 10.9% of our total revenues from 2.4% in the same period of the prior year, due to the inclusion of revenues from the former Oak HDTV and Imaging businesses. North American revenues increased sequentially by $1.9 million or 28.2% compared to the immediately preceding quarter. Approximately $1.2 million of this increase was driven primarily by growth in revenues in Imaging software royalties.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $45.3 million for the quarter ending March 31, 2004 compared to $26.7 million for the same period in 2003.  The increase in costs was related to the corresponding increase in revenues during the period.  As a percentage of hardware product revenues, cost of hardware product revenues decreased from 72.0% for the three months ended March 31, 2003 to 66.6% for the three months ended March 31, 2004.  This relative decrease in costs (and corresponding increase in gross profit) was due primarily to the impact of the relatively higher Imaging hardware products acquired from Oak in August 2003, and accordingly, are not reflected in our revenues for the first quarter of 2003.  These products command a higher margin than our more mature products, which in turn improves our gross margin. Absent the acquisition of Oak, the Zoran cost of hardware products decreased in both DVD and Digital Camera by approximately 1% on a blended basis.

Cost of hardware product revenues for the three months ended March 31, 2004 also increased from the $37.7 million recorded during the three months ended December 31, 2003, again due to the corresponding increase in revenues.  As a percentage of hardware product revenues, cost of hardware product revenues were relatively unchanged at 66.6% for the three months ended March 31, 2004 compared to 66.2% for the fourth quarter of 2003.  Revenue during the current quarter included a greater proportion of sales of our new Quatro-based imaging products, consistent with our expectations.  Unlike our other imaging hardware products, these devices are sold into consumer markets, which command lower average selling prices.   The impact of these new imaging products was largely offset by an increase in volumes of a number of newer DVD products, which command higher selling prices and have lower manufacturing costs.

Research and Development

Research and development (“R&D”) expenses were $18.6 million for the three months ended March 31, 2004, compared to $4.5 million for the same period of 2003. This increase was primarily a result of the inclusion of the former Oak operations as well as continued investments in research and development across all of our segments.  In addition, in the first quarter of 2003, we recorded approximately $1.5 million in grants from the Chief Scientist in Israel’s Ministry of Industry and Trade as an offset to R&D expense.  R&D expenses were 23% of total revenues for the three month period ended March 31, 2004, compared to 12% for the same period of 2003.

R&D expenses for the three months ended March 31, 2004 increased by approximately 6.5%, or $1.1 million, compared to the fourth quarter of 2003 as the Company continued to invest in the development of new products and additional DVD recording development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $14.8 million for the three months ended March 31, 2004 compared to $6.9 million for the same period of 2003.  This increase was primarily a result of the inclusion of the former Oak operations as well as the continued increase in marketing and field application support expenses to support planned revenue growth in our Asia Pacific markets.  SG&A expenses were relatively unchanged at 18.4% of total revenues for the three months ended March 31, 2004 and 18.3% for the three months ended March 31, 2003.

SG&A expenses decreased as a percentage of revenues from 21.6% for the fourth quarter of 2003 to 18.4% for the first quarter of 2004.  In absolute dollars the expenses increased by approximately $500,000.  This increase was driven by increased patent litigation costs, continued investment in sales resources and  costs associated with the implementation of an Oracle information system across the Company.

Amortization of Deferred Stock Compensation

For the three months ended March 31, 2004, we incurred charges of $2.5 million related to the amortization of deferred stock compensation compared to $10,000 during the same period of the prior year.  The increase was due to the stock options granted in connection with the Oak acquisition during 2003 which resulted in a deferred stock compensation balance of $19.2 million which is being amortized over the remaining vesting period.  The amortization of deferred stock compensation decreased by $1.3 million from the $3.8 million recorded during the quarter ended December 31, 2003 due to the accelerated multiple option method.

Amortization of Intangible Assets

During the three months ended March 31, 2004, we incurred charges of $10.3 million related to the amortization of intangible assets compared to $900,000 for the three months ended March 31, 2003. This increase was due to the addition of approximately $198 million of amortizable intangible assets acquired in the Oak acquisition. Amortization declined 1.9% compared to the quarter ended December 31, 2003 due to the final installment of amortization of intangible assets associated with the 2000 Nogatech acquisition being recorded during the three months ended December 31, 2003.

Operating Loss

The significant operating loss of $11.0 million for the first quarter of 2004 was driven primarily by charges of $10.3 million and $2.5 million  for the amortization of intangible assets and deferred stock compensation, each related primarily to the Oak acquisition.  Excluding these charges, our operating income would have been $1.8 million, or 2.3% of total revenues, for the three months ended March 31, 2004.  On a comparable basis, excluding the amortization of intangible assets of $943,000 and deferred stock compensation, of $2.5 million we would have recorded an operating loss of $298,000, or (0.8%) of total revenues, for the same period of the prior year.  This $10,000 improvement in adjusted operating income was primarily due to the net contribution of product  segments acquired in the Oak acquisition.  Zoran’s legacy product segments contributed approximately the same level of operating loss as in the first quarter of the previous year. Continued investment in DVD recording technology and advanced sensor technology adversely affected the profitability of the DVD and Digital Camera segments, respectively.

Sequentially, our operating loss improved to by $7.1 million from the fourth quarter ended December 31, 2003. This improvement was the result of higher revenues and slightly lower amortization of intangible assets and deferred stock compensation associated with the Oak acquisition. The fourth quarter of 2003 operating loss was $18.8 million which, when adjusted to exclude:  amortization of intangibles of $10.5 million, amortization of deferred stock compensation of $3.8 million, acquisition related expenses of $1.4 million, discounts recorded in the fourth quarter that relate to previous periods of $1.3 million, and includes additional revenue of $3.6 million in Imaging software royalty streams acquired from Oak excluded under purchase accounting - would have resulted in a level of operating income of $1.9 million or 2.6% of total revenues. This was similar to the 2.3% or $1.8 million level of operating income recorded in the first quarter of 2004 as adjusted on a comparable basis. Research and development expense and selling, general and administrative expense increased sequentially in the first quarter of 2004 in line with the increase in total revenues and aggregate gross margins as compared to the fourth quarter of 2003.

Interest and Other Income

Interest and other income was $700,000 for the three month period ended March 31, 2004, compared to $1.6 million for the same period of 2003. The decrease was primarily due to a decline in interest rates and a decrease in our cash balances due primarily to the use of cash in the Oak acquisition.  Interest and other income was $1.0 million for the three months ended December 31, 2003.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles, our estimated effective tax rate was 15% for the first quarter of 2004.  We have booked a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel.

At March 31, 2004, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At March 31, 2004, we had $65.6 million of cash and cash equivalents, $59.7 million of short-term investments and $140.9 million of working capital. In addition, we had $75.0 million of investments in long-term marketable securities which are included in other assets on our consolidated balance sheet.

Net cash provided by operating activities during the first three months of 2004 was $7.5 million.  While we recorded a net loss of $10.7 million, this loss included non-cash charges of approximately $15.4 million comprised of depreciation of property and equipment of $2.5 million, amortization of intangible asset of $10.3 million and amortization of deferred stock compensation of $2.5 million, resulting in net income adjusted for non-cash charges of approximately $4.7 million for the three months ended March 31, 2004.  Additional cash from operating activities was provided by a $4.6 million increase in accounts payable, partially offset by a $1.2 million increase in inventory.

Cash provided by investing activities was $8.0 million during the three months ended March 31, 2004, reflecting the net sale of investments of $9.9 million offset by the purchase of $1.9 million of property and equipment.

Cash provided by financing activities was $2.1 million during the three months ended March 31, 2004 attributable to the issuance of common stock during the period.

At March 31, 2003, we had $27.4 million of cash and cash equivalents, $109.4 million of short-term investments and $165.3 million of working capital. In addition, we had $72.7 million of long-term investments in marketable securities.

Our operating activities used cash of $2.4 million during the three months ended March 31, 2003, primarily due to our net income of $193,000 offset by an increase of $11.6 million in accounts receivable. Partially offsetting the increase in accounts receivable was a $5.0 million decrease in inventory and a $4.3 million increase in accounts payable. The decrease in inventory was primarily associated with a reduction in DVD inventory. The increase in accounts payable was due to normal timing differences in our payment patterns.

Cash used in investing activities was $340,000 during the three months ended March 31, 2003, principally reflecting capital expenditures for property and equipment.

Cash used by financing activities was $1.4 million for the three months ended March 31, 2003, and principally reflected installment payments on core technology.

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•                  We have faced and continue to face a number of significant challenges in integrating the technologies, operations and personnel of Zoran and Oak in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on the business and operating results of the combined company.

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

•                  Historically, Oak depended largely on its optical storage business, which during its 2002 fiscal year accounted for approximately 67% of Oak’s revenues. As a result of the sale of certain assets of its optical storage business in April 2003, Oak’s digital imaging and digital television businesses now represent the primary source of revenue from the ongoing Oak operations, and revenues from these emerging businesses are difficult to forecast. As a result, it is not possible to use Oak’s historical financial information to predict its contribution to the future operating results of the combined company.

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

•                  terrorism and international conflicts or other crisis, such as the recent recurrence of Severe Acute Respiratory Syndrome, or SARS;

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventory of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future.

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

In recent years, we have derived a substantial majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications. We expect that sales of our products for these applications will continue to account for a significant portion of our revenues for the foreseeable future. As a result of Oak’s sale of its optical storage business, the future financial performance of the former Oak operations will depend on our ability to successfully develop and market new products in the digital television, HDTV and digital imaging markets. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

Our financial performance is highly dependent on the timely and successful introduction of new and enhanced products.

Our financial performance depends in large part on our ability to successfully develop and market next-generation and new products in a rapidly changing technological environment. If we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, we may lose our market share and our future revenues and earnings may suffer. In recent years, our success has been dependent on our successful development and timely introduction of integrated circuits for DVD players, DVD recorders and digital cameras. These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

Zoran’s and Oak’s largest customers have accounted for a substantial percentage of their revenues. In 2003, sales to Fujifilm accounted for approximately 14% of Zoran’s total revenues, and Zoran’s four largest customers accounted for approximately 46% of its total revenues. Similarly, during Oak’s fiscal 2002, Oak’s top 10 customers accounted for approximately 69% of its total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

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

During 2003, 97% of our total revenues and 89% of Oak’s total revenues were derived from international sales. We anticipate that international sales will continue to account for the majority of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

We are involved in several lawsuits.

Zoran and Oak are  parties to various legal proceedings, including a number of patent-related lawsuits. In connection with these lawsuits, management time has been, and will continue to be, expended. In addition, both Oak and Zoran have incurred, and we expect to continue to incur, substantial legal and other expenses in connection with these pending lawsuits. No provision for any liability that may result upon adjudication of these lawsuits has been made in our financial statements.

We could become subject to claims and litigation regarding intellectual property rights, which could seriously harm its business and require it to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran are currently parties to a number of patent-related lawsuits. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

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

We anticipate that our future growth, if any, will require us to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. Our ability to manage growth successfully will also require us to expand and improve administrative, operational, management and financial systems and controls. Many of our key operations, including a material portion of our research and development operations and a significant portion of our sales and administrative operations are located in Israel. A majority of our sales and marketing and certain of our research and development and administrative personnel, including our President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations places additional strain on our resources and our ability to manage growth effectively. If we are unable to manage growth effectively, our business will be harmed.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2003 and March 31, 2004, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $10.85 to a high of $27.28. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at March 31, 2004, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Internal Controls Over Financial Reporting.  In connection with our year-end closing process and the audit of our financial statements for the year ended December 31, 2003, we reviewed the nature, timing and accounting treatment of obligations to certain customers. As a result of the review, we determined that a substantial portion of these obligations were related to transactions prior to the fourth quarter. However, since the impact on any given period would have been immaterial, we recorded a charge of $1.3 million against revenues in the fourth quarter to reflect these obligations.

In connection with its audit, our independent auditors, PricewaterhouseCoopers LLP, advised management and our Audit Committee that they considered our lack of formal policies and internal communications surrounding the administration and documentation of certain contractual arrangements with customers, including the contractual arrangements to which the obligations discussed in the prior paragraph relate, to constitute material weaknesses in our internal control over financial reporting.  During the quarter ended March 31, 2004, both management and our Audit Committee conducted a review of these matters. As a result of these reviews, we have implemented additional controls and procedures to improve the administration and documentation of certain contractual arrangement with our customers. We believe that these additional controls and procedures address the weaknesses noted and that our current internal controls are sufficient to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

We and our Oak subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated DVD/CD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran's and Oak's patents. In addition to MediaTek, the complaint named 10 other proposed defendants that sell products, including DVD players and PC optical storage devices that use MediaTek's chips and chipsets. The other proposed defendants are ASUSTek Computer, Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., and Terapin Technology Corporation. The complaint requested that the ITC institute an immediate investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  On April 8, 2004, the ITC instituted an investigation based on Zoran's complaint.  The respondents served their initial response to the complaint on May 4, 2004.  Discovery is currently underway.  The ITC has not yet set a schedule for the completion of the investigation.  On April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and on May 6, 2004, these parties filed a joint motion with the ITC to dismiss the Creative respondents from the investigation pursuant to the terms of the settlement agreement and a consent order. On April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and on May 6, 2004, these parties filed a joint motion with the ITC to dismiss the Creative respondents from the investigation pursuant to the terms of the settlement agreement and a consent order.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used. The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products. MediaTek and Mintek are due to respond to the complaint on May 24, 2004.

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)           On February 23, 2004, we filed a Report on Form 8-K, pursuant to Item 12 thereof, relating to financial information for the quarter and year ended December 31, 2003 and the outlook for the first quarter of 2004, as presented in a press release dated February 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: May 10, 2004	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)