Form 10-Q/A
period 2004-03-31
ZORAN CORP \DE\
filed 2004-05-14
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

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

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

We are amending our Form 10-Q for the quarter ended March 31, 2004 primarily to correct two numbers in Management’s Discussion and Analysis, under “Operating Loss,” that were inadvertently transposed.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated and percentage changes from period to period:

	Three Months Ended			Percentage Change Between Three Months Ended March 31, 2004 and Three Months Ended
	March 31, 2004	March 31, 2003	December 31, 2003	March 31, 2003	December 31, 2003
Revenues:
DVD hardware products	56.3%	80.5%	55.6%	49.0%	22.7%
DTV hardware products	8.7%	—	10.6%	—	(0.5)%
DC hardware products	9.7%	17.5%	10.8%	18.6%	9.7%
Imaging hardware products	9.7%	—	8.7%	—	34.2%
Total hardware product revenues	84.4%	98.0%	85.7%	83.4%	19.4%
Imaging software	12.9%	—	8.0%	—	94.0%
IP licensing	2.2%	0.6%	5.6%	734.8%	(50.9)%
Development and other	0.5%	1.4%	0.7%	(28.2)%	(18.0)%
Total software and other revenues	15.6%	2.0%	14.3%	1,613.0%	31.8
Total revenues	100.0%	100.0%	100.0%	113.1%	21.2%

Costs and expenses:
Cost of hardware product revenues	56.2%	70.6%	56.7%	69.7%	20.2%
Research and development	23.1%	11.8%	26.2%	316.3%	6.5%
Selling and administrative	18.4%	18.3%	21.6%	113.4%	3.3%
Amortization of intangible assets	12.9%	2.6%	15.8%	*	(1.9)%
Amortization of deferred stock compensation	3.1%	—	5.8%	*	(34.0)%
Acquisition related expense	—	—	2.1%	—	*
Total costs and expenses	113.7%	103.3%	128.2%	134.5%	7.4%

Operating loss	(13.7)%	(3.3)%	(28.2)%	*	*
Interest and other income	0.9%	4.1%	1.5%	(53.9)%	(29.1)%
Income (loss) before income taxes	(12.8)%	0.8%	(26.7)%	*	*
Provision for income taxes	0.5%	0.3%	0.2%	*	*

Net income (loss)	(13.3)%	0.5%	(26.9)%	*	*

Supplemental information:
Hardware product gross margin	33.4%	28.0%	33.8%	118.5%	17.9%
Regional revenue:
China	35.7%	40.4%	36.1%	88.7%	20.0%
Japan	29.6%	14.2%	21.1%	343.1%	70.1%
Korea	12.9%	27.6%	18.3%	0.0%	(14.4)%
Taiwan	5.9%	10.7%	9.2%	18.1%	(22.1)
North America	10.9%	2.4%	10.3%	868.6%	28.2%
Other	4.9%	4.7%	5.0%	120.4%	19.7%
	100.0%	100.0%	100.0%	113.1%	21.2%

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

Hardware product revenues for the three months ended March 31, 2004 were $68.0 million compared to the $37.1 million recorded in the comparable period of the prior year.  Excluding the impact of the Oak acquisition, hardware product revenues increased by $17.1 million, or 46%, driven by $15 million in increased revenue  in our DVD segment and approximately $1 million each in the Digital Camera and DTV segments.  DVD hardware product revenues comprised 56.3% of total revenues in the three months ended March 31, 2004 compared to 80.5% of total revenues in the same period one year ago. The product line diversification achieved through the acquisition of Oak reduced the concentration of revenues from DVD products to 56.3% in the first quarter of 2004, from what would have been 83.7%, based on Zoran’s historical operations.

Hardware product revenues increased $11.1 million, or 19.4%, sequentially from $57.0 million for the fourth quarter of 2003 to $68.0 million for the first quarter of 2004.  Approximately $8.4 million of this increase resulted from increased sales of DVD products.  Approximately $1.3 million was due to discounts recorded in the fourth quarter of 2003 that related to prior periods. Approximately $2.0 million was attributable to increased Imaging hardware product revenues as a result of the continued ramp of our new Quatro-based imaging products. The remaining $700,000 of sequential growth came from the Digital Camera segment. DVD hardware products accounted for the majority of our total hardware product sales, representing 56.3% of total revenues for the first quarter of 2004 compared to 55.6% in the fourth quarter of 2003. We expect DVD sales to continue to comprise a majority of our revenues for the balance of 2004.

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

Revenues from sales to customers in Korea and Taiwan were 18.8% of total revenues for the first quarter of 2004 compared to 38.3% of total revenues in the same quarter one year ago.  This reduced concentration was due to growth in total revenues as a result of the acquisition of Oak. On an absolute basis, revenues from Korea were flat and revenues in Taiwan grew by 18.1% compared to the same quarter one year ago. The growth in Taiwan was the result of new product introductions and design wins ramping into production in the Digital Camera segment. Sequentially, revenues from these regions decreased to 18.8% of total revenues for the first quarter of 2004 compared to 27.5% of total revenues during the fourth quarter of 2003 due to other seasonal factors and greater relative growth of sales to customers in other regions.

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

Operating Loss

The significant operating loss of $11.0 million for the first quarter of 2004 was driven primarily by charges of $10.3 million and $2.5 million  for the amortization of intangible assets and deferred stock compensation, each related primarily to the Oak acquisition.  Excluding these charges, our operating income would have been $1.8 million, or 2.3% of total revenues, for the three months ended March 31, 2004.  On a comparable basis, excluding the amortization of intangible assets of $943,000 and deferred stock compensation of $10,000, we would have recorded an operating loss of $298,000, or (0.8%) of total revenues, for the same period of the prior year.  This $2.1 million improvement in adjusted operating income was primarily due to the net contribution of product  segments acquired in the Oak acquisition.  Zoran’s legacy product segments contributed approximately the same level of operating loss as in the first quarter of the previous year. Continued investment in DVD recording technology and advanced sensor technology adversely affected the profitability of the DVD and Digital Camera segments, respectively.

Sequentially, our operating loss improved by $7.8 million from the fourth quarter ended December 31, 2003. This improvement was the result of higher revenues and slightly lower amortization of intangible assets and deferred stock compensation associated with the Oak acquisition. The fourth quarter of 2003 operating loss was $18.8 million which, when adjusted to exclude:  amortization of intangibles of $10.5 million, amortization of deferred stock compensation of $3.8 million, acquisition related expenses of $1.4 million, discounts recorded in the fourth quarter that relate to previous periods of $1.3 million, and includes additional revenue of $3.6 million in Imaging software royalty streams acquired from Oak excluded under purchase accounting - would have resulted in a level of operating income of $1.9 million or 2.6% of total revenues. This was similar to the 2.3% or $1.8 million level of operating income recorded in the first quarter of 2004 as adjusted on a comparable basis. Research and development expense and selling, general and administrative expense increased sequentially in the first quarter of 2004 in line with the increase in total revenues and aggregate gross margins as compared to the fourth quarter of 2003.

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

ZORAN CORPORATION

Date: May 14, 2004	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)