Form 10-Q
period 2004-06-30
ZORAN CORP \DE\
filed 2004-08-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒  No  ☐

As of August 5, 2004, there were outstanding 42,835,826 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended June 30, 2004

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$62,019	$47,994
Short-term investments	38,055	78,372
Accounts receivable, net	71,298	65,224
Inventories	36,644	16,805
Prepaid expenses and other current assets	11,906	12,151
Total current assets	219,922	220,546

Property and equipment, net	19,592	20,029
Other assets and investments	108,025	69,311
Goodwill	119,272	119,091
Intangible assets, net	168,548	188,885

	$635,359	$617,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,610	$29,038
Accrued expenses and other liabilities	45,015	45,182
Total current liabilities	99,625	74,220

Long-term liabilities	8,215	9,363

Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2004 and December 31, 2003; 42,788,644 shares issued and outstanding as of June 30, 2004; and 42,347,584 shares issued and outstanding as of December 31, 2003	43	42
Additional paid-in capital	708,452	703,812
Deferred stock-based compensation	(8,366)	(13,014)
Accumulated other comprehensive income (loss)	694	(91)
Accumulated deficit	(173,304)	(156,470)
Total stockholders’ equity	527,519	534,279

	$635,359	$617,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Hardware product revenues	$89,681	$41,510	$157,710	$78,607
Software and other revenues	14,035	3,221	26,643	3,957
Total revenues	103,716	44,731	184,353	82,564

Costs and expenses:
Cost of hardware product revenues	58,838	26,227	104,166	52,937
Research and development	21,136	6,231	39,782	10,710
Selling, general and administrative	16,485	7,796	31,302	14,738
Amortization of intangible assets	10,343	944	20,686	1,887
Deferred stock compensation	2,117	10	4,648	20
Total costs and expenses	108,919	41,208	200,584	80,292

Operating income (loss)	(5,203)	3,523	(16,231)	2,272

Interest income	383	1,435	783	3,028

Other income (loss), net	(211)	(149)	114	(171)

Income (loss) before income taxes	(5,031)	4,809	(15,334)	5,129

Provision for income taxes	1,114	576	1,500	703

Net income (loss)	$(6,145)	$4,233	$(16,834)	$4,426

Basic net income (loss) per share	$(0.14)	$0.15	$(0.40)	$0.16

Diluted net income (loss) per share	$(0.14)	$0.15	$(0.40)	$0.15

Shares used to compute basic net income (loss) per share	42,697	27,481	42,610	27,452

Shares used to compute diluted net income (loss) per share	42,697	28,991	42,610	28,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(16,834)	$4,426
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, amortization and other	5,159	2,374
Amortization of intangible assets	20,686	1,907
Amortization of deferred stock compensation	4,648	20
Changes in current assets and liabilities:
Accounts receivable	(6,074)	(19,326)
Inventory	(19,839)	(859)
Prepaid expenses and other current assets and other assets and investments	(3,225)	(1,437)
Accounts payable	25,572	16,324
Accrued expenses and other liabilities and long-term liabilities	(1,315)	296
Net cash provided by operating activities	8,778	3,725

Cash flows from investing activities:
Capital expenditures for property and equipment	(5,243)	(3,224)
Purchases of investments	(146,079)	(77,670)
Proceeds from sales and maturities of investments	151,928	63,205
Acquisition costs	—	(650)
Net cash provided by (used in) investing activities	606	(18,339)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,641	1,612
Installment payment on purchased core technology	—	(1,500)
Net cash provided by financing activities	4,641	112

Net increase (decrease) in cash and cash equivalents	14,025	(14,502)

Cash and cash equivalents at beginning of period	47,994	31,607

Cash and cash equivalents at end of period	$62,019	$17,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

2.                                      Stock Based Compensation

Zoran applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Stock options are generally granted with exercise prices equivalent to fair market value of the underlying common stock on the date of grant, and no compensation cost is recognized.  In connection with stock options granted through the acquisition of Nogatech, Inc. during 2000 and Oak Technology, Inc. during 2003, the Company recorded deferred stock-based compensation which is being amortized over the vesting period of the options.  Amortization of deferred stock compensation expense recognized as a result of the amortization of these options during the quarter ended June 30, 2004 and 2003 was approximately $2,117,000 and $10,000, respectively.  Deferred stock compensation expense of these options for the six months ended June 30, 2004 and 2003 was approximately $4,648,000 and $20,000, respectively.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value of the options at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net loss and net loss per share for the three month and six month periods ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss) attributable to common stockholders, as reported	$(6,145)	$4,233	$(16,834)	$4,426

Add:
Employee stock-based compensation expense included in net income (loss), net of tax	2,117	10	4,648	20

Total employee stock-based compensation expense determined under the fair value method, net of tax	(11,477)	(6,794)	(23,367)	(13,078)

Pro forma net loss attributable to common stockholders	$(15,505)	$(2,551)	$(35,553)	$(8,632)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.36)	$(0.09)	$(0.83)	$(0.31)
Diluted	$(0.36)	$(0.09)	$(0.83)	$(0.31)

Net income (loss) per share as reported attributable to common stockholders:
Basic	$(0.14)	$0.15	$(0.40)	$0.16
Diluted	$(0.14)	$0.15	$(0.40)	$0.15

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options and purchase grants during the applicable periods.

	Stock Option Plans
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Expected life (years)	5.2	5.0	5.2	5.0
Expected volatility	82%	92%	84%	92%
Risk-free interest rate	3.7%	4.2%	3.4%	4.2%

	Employee Stock Purchase Plans
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	70%	92%	78%	92%
Risk-free interest rate	1.4%	2.5%	1.2%	2.5%

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

3.                                      Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss)	$(6,145)	$4,233	$(16,834)	$4,426
Change in unrealized gain on investments, net of tax	(1,679)	(341)	785	(216)
Total comprehensive income (loss)	$(7,824)	$3,892	$(16,049)	$4,210

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on short-term and long-term marketable securities.

4.                                      Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Purchased parts and work in process	$17,410	$5,701
Finished goods	19,234	11,104
	$36,644	$16,805

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

Components of Acquired Intangible Assets (in thousands):

		June 30, 2004			December 31, 2003
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$176,720	$(48,503)	$128,217	$176,720	$(31,792)	$144,928
Patents	3-5	27,900	(5,696)	22,204	27,900	(2,996)	24,904
Customer base	3-5	13,010	(3,594)	9,416	13,010	(2,450)	10,560
Tradename and others	3-5	2,100	(1,031)	1,069	2,100	(900)	1,200
Purchased core technology *	4-5	9,734	(2,092)	7,642	8,799	(1,506)	7,293
Total		$229,464	$(60,916)	$168,548	$228,529	$(39,644)	$188,885

(*) The Company records the amortization of purchased core technology as cost of hardware product revenues.

Estimated future intangible amortization expense, based on current balances, as of June 30, 2004 is as follows (in thousands):

Amount

Remaining six months of 2004	$21,883
Year ending December 31, 2005	44,031
Year ending December 31, 2006	42,266
Year ending December 31, 2007	38,842
Year ending December 31, 2008	21,526
Total	$168,548

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 were as follows (in thousands):

Amount

Balance at December 31, 2003	$119,091
Adjustment to goodwill related to acquisition of Oak.	181
Balance at June 30, 2004	$119,272

Goodwill by reporting unit at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003

DVD	$63,855	$63,855
Imaging	6,177	5,996
DC	31,252	31,252
DTV	17,988	17,988
	$119,272	$119,091

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

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it has four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD segment and Imaging segment also licenses certain software and other intellectual property.  The DVD group provides products for use in DVD players and DVD recorders. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals. The DC group focuses on solutions for digital camera products as well as CMOS sensors.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes, personal video recorders, digital video recorders, and recordable DVD.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
DVD	$67,154	$38,394	$114,376	$69,594
Imaging	21,694	—	39,882	—
DC	7,284	6,332	15,139	12,954
DTV	7,584	5	14,956	16
	$103,716	$44,731	$184,353	$82,564

Operating expenses:
DVD	$61,211	$32,185	$109,272	$62,635
Imaging	13,333	—	23,841	—
DC	8,016	6,705	15,917	13,591
DTV	13,899	1,364	26,220	2,159
	$96,459	$40,254	$175,250	$78,385

Contribution margin:
DVD	$5,943	$6,209	$5,104	$6,959
Imaging	8,361	—	16,041	—
DC	(732)	(373)	(778)	(637)
DTV	(6,315)	(1,359)	(11,264)	(2,143)
	$7,257	$4,477	$9,103	$4,179

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Contribution margin from operating segments	$7,257	$4,477	$9,103	$4,179
Amortization of intangibles	10,343	944	20,686	1,887
Amortization of deferred stock compensation	2,117	10	4,648	20
Total operating loss	$(5,203)	$3,523	$(16,231)	$2,272

Zoran maintains operations in the United States, Israel, Canada, the United Kingdom, Germany, China, Taiwan, Korea and Japan. Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development, and technical support.

The distribution of total revenues for the three months and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue from unaffiliated customers originating from:
China	$37,433	$15,110	$66,240	$30,377
Japan	28,527	12,457	52,364	17,835
Taiwan	17,427	6,438	22,213	10,490
Korea	11,471	8,142	21,909	18,576
North America	5,738	2,148	14,562	3,060
Other	3,120	436	7,065	2,226
	$103,716	$44,731	$184,353	$82,564

For the three months ended June 30, 2004, one customer accounted for 12% of total revenues.  For the same period of 2003, three customers accounted for 26%, 18% and 11% of total revenues, respectively.  For the six months ended June 30, 2004, no customer accounted for more than 10% of total revenues.  For the same period of 2003, three customers accounted for 22%, 18% and 11% of total revenues, respectively.

As of June 30, 2004, three customers accounted for 12%, 11% and 11% of total net accounts receivable, respectively, and as of December 31, 2003, two customers accounted for 14% and 10% of total net accounts receivable, respectively.

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

Tangible assets were valued at estimates of their current fair values. The valuation of the acquired intangible assets, which was based on management’s estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $157.9 million, patents of $27.0 million, customer base of $11.5 million and trademarks and tradenames of approximately $1.3 million. Purchased technology is being amortized over a weighted average estimated life of 4.8 years and patents, customer base, trademarks and tradenames are being amortized over their estimated useful lives of five years with no residual values.

During the period August 11, 2003 through June 30, 2004, we revised estimates related to certain assets and liabilities, and as a result, we decreased the purchase price and goodwill by $3.4 million.

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

The Company expects that the in-process technologies will be successfully completed by the second quarter of calendar 2005 with approximately $9.4 million in remaining costs as of June 30, 2004.  At the time of acquisition, Oak had five material development projects in process as follows:

•                  OTI-4100—a highly integrated, fully programmable system-on-a-chip (SOC) solution for the emerging class of appliance type printers. The OTI-4100 incorporates the RISC CPU core and Quatro SIMD DSP core to provide an easy to program controller platform.

•                  Fire 3—a programmable SOC solution that will complement the OTI-4110 and ZR-4100 in the inkjet market. Fire 3 will provide a fully scalable solution platform to cover much of the performance and feature range of an OEM’s laser offerings.

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

The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for the incremental core technologies developed are expected to commence in the fourth quarter of 2005 and extend through 2011. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  As of June 30, 2004, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss) from continuing operations	$(6,145)	$4,233	$(16,834)	$4,426

Basic common shares	42,697	27,481	42,610	27,452
Effect of dilutive securities:
Common stock options	—	1,510	—	1,136
Dilutive weighted average shares	42,697	28,991	42,610	28,588

Net income (loss) per share:
Basic	$(0.14)	$0.15	$(0.40)	$0.16
Diluted	$(0.14)	$0.15	$(0.40)	$0.15

Options to purchase 5,051,000 shares and 3,246,000 shares of common stock were excluded from the computation of diluted net loss per share for the three months ended June 30, 2004 and 2003, respectively, as these shares would have had an anti-dilutive effect.

Options to purchase 5,044,000 shares and 3,597,000 shares of common stock were excluded from the computation of diluted net loss per share for the six months ended June 30, 2004 and 2003, respectively, as these shares would have had an anti-dilutive effect.

10.                               Subsequent Event

On July 8, 2004, Zoran acquired Emblaze Semiconductor Ltd., a subsidiary of Emblaze Ltd. and a provider of semiconductor-based solutions for high volume multimedia mobile phones.  Under the terms of the agreement, Zoran’s wholly-owned Israeli subsidiary, Zoran Microelectronics Ltd., acquired all of the outstanding common shares of Emblaze Semiconductor for approximately $54.2 million in cash.  The transaction will be accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company is currently in the process of finalizing the valuation analysis and purchase price allocation with the assistance of a third party appraiser.

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

Our cost of hardware product revenues consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. If we are unable to reduce our cost of hardware product revenues to offset anticipated decreases in average selling prices, our product gross margins will decrease. Our hardware product gross margin is also dependent on product mix and on the proportion of products sold directly to our OEM customers versus indirectly through our marketing partners.  These marketing partners purchase our products at lower prices but absorb most of the associated marketing and sales support expenses, maintain inventories and provide customer support and training. As a result, lower gross margins on sales to these resellers are partially offset by reduced selling and marketing expenses related to such sales.  Our DVD hardware product sales in Japan are primarily made through Fujifilm, our strategic partner and reseller in Japan.  We expect both product and customer mix to continue to fluctuate in future periods, causing further fluctuations in margins.

We also derive revenue from licensing our software and other intellectual property. Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee. Quarterly licensing revenue can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. In addition, we have historically generated a portion of our total revenues from development contracts, primarily with key customers, although development revenue has declined substantially as a percentage of total revenues over the past several years. These development contracts have provided us with partial funding for the development of some of our products. These development contracts provide for license and milestone payments which are recorded as development revenue. We classify all development costs, including costs related to these development contracts, as research and development expenses. We retain ownership of the intellectual property developed by us under these development contracts. While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

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

We conduct a material amount of our research and development and certain sales and marketing and administrative operations in Israel through our wholly-owned Israeli subsidiary.  As a result, some of our expenses are incurred in New Israeli Shekels. To date, substantially all of our hardware product revenues and our software and other revenues have been denominated in U.S. dollars and most costs of hardware product revenues have been incurred in U.S. dollars. We expect that most of our revenues and costs of revenue will continue to be denominated and incurred in U.S. dollars for the foreseeable future. We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations. We may in the future elect to take action to reduce our foreign exchange risk.

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

Statement Regarding Use of Non-GAAP Financial Measures

To supplement the consolidated financial results prepared under generally accepted accounting principles (“GAAP”) we include non-GAAP financial measures in our Management’s Discussion and Analysis, our quarterly press releases regarding operating results and our presentations to investors.  These non-GAAP financial measures consist of GAAP financial measures adjusted to include or exclude certain revenues, costs, expenses and gains associated with acquisitions.  The purpose of such adjustment is to give an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside of our core operating results.  In some instances, we use financial measures that exclude the effects of the Oak acquisition to provide a meaningful comparison of results in periods occurring before and after that acquisition.  Management uses these non-GAAP measures as a basis for planning and forecasting future periods.  These non-GAAP measures may differ materially from the non-GAAP measures used by other companies and should not be regarded as a replacement for corresponding GAAP measures.

Oak Acquisition

On August 11, 2003, we completed our acquisition of Oak through the merger of Oak with a wholly-owned subsidiary of Zoran.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements.  Accordingly, our results of operations for the three month and six month periods ended June 30, 2004 each include Oak’s operations for the full period, while our results of operations for the three month and six month periods ended June 30, 2003 reflect only Zoran’s historical operations.

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it has four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD segment and Imaging segment also licenses certain software and other intellectual property.  The DVD group provides products for use in DVD players and DVD recorders. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals. The DC group focuses on solutions for digital camera products as well as CMOS sensors.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes, personal video recorders, digital video recorders, and recordable DVD.

Results of Operations

Revenues

Total revenues were $103.7 million and $184.4 million for the three and six month periods ended June 30, 2004, compared to $44.7 million and $82.6 million for the same periods of 2003, representing increases of 131.9% and 123.3% respectively. The increase for the quarter was due to the inclusion of $29.2 million of revenues from the former Oak operations and increased sales of $28.8 million and $952,000 for the DVD segment and the DC segment, respectively. The increase in year-to-date revenue was due to the inclusion of $53.9 million of revenues from the former Oak operations and increased sales of $44.8 million and $2.2 million for the DVD segment and the DC segment, respectively. The increase in revenues for both DVD and DC segments for the three and six month periods were due to increased unit shipments. Total revenues by segment for the three months ended June 30, 2004 were 64.8% DVD, 20.9% Imaging, 7.3% DTV and 7.0% DC, compared to 85.8% DVD and 14.2% DC for the same period in 2003. Total revenues by segment for the six months ended June 30, 2004 were 62.0% DVD, 21.6% Imaging, 8.2% DC and 8.1% DTV, compared to 84.3% DVD and 15.7% DC. We anticipate that DVD revenue will continue to comprise the majority of revenue for the remainder of the year.

Hardware product revenues were $89.7 million and $157.7 million for the three and six month periods ended June 30, 2004, compared to $41.5 million and $78.6 million for the same periods of 2003, representing increases of 116.0% and 100.6% respectively. The increase for the quarter was due to a $31.3 million increase in hardware product sales for the DVD segment, $15.7 million in hardware product revenue from the former Oak operations, and a $1.1 million increase in hardware sales for the DC segment. The increase in year-to-date revenue was due to a $46.2 million increase in hardware product sales for the DVD segment, $29.6 million in hardware product revenue from the former Oak operations, and a $2.3 million increase in hardware product sales for the DC segment. The increase in revenues for both the DVD and DC segments for the three and six month periods were due to increased unit shipments. Hardware product revenues by segment for the three months ended June 30, 2004, were 74.3% DVD, 9.2% Imaging, 8.4% DTV and 8.1% DC, compared to 85.1% DVD and 14.9% DC for the same period in 2003. Hardware product revenues by segment for the six months ended June 30, 2004, were 71.0% DVD, 10.2% Imaging, 9.6% DC and 9.2% DTV, compared to 83.7% DVD and 16.3% DC. We anticipate that DVD revenue will continue to comprise the majority of hardware product revenue for the remainder of the year.

Software and other revenues were $14.0 million and $26.6 million for the three and six month periods ended June 30, 2004, compared to $3.2 million and $4.0 million for the same periods of 2003, representing increases of 335.8% and 573.4% respectively.  The increase for the quarter includes additional revenues of $13.4 million attributable to the Imaging segment acquired in the Oak acquisition, partially offset by a $2.5 million decrease in software and other revenues in the DVD segment. For the six months ended June 30, 2004, the increase in revenues was again primarily due to additional revenues of $24.3 million primarily from the Imaging segment, partially offset by a $1.4 million decrease in licensing of DVD related intellectual property and other revenues. The decrease in DVD related intellectual property and other revenues was a result of fewer IP licensing contracts.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $58.8 million and $104.2 million for the three and six month periods ended June 30, 2004, compared to $26.2 million and $52.9 million for the same periods of 2003. The increased costs were due to increased shipments for both periods. As a percent of hardware product revenues, hardware product costs were 65.6% and 66.0% for the three and six month periods ended June 30, 2004, compared to 63.2% and 67.3% for the same periods of 2003. The increase in hardware product costs as a percent to hardware product revenues for the quarter was due to erosion of average selling prices for our older DVD products. The reduction in hardware product costs as a percent of hardware product revenues for the six month period was due to the addition of the higher margin Imaging hardware products acquired from Oak in August 2003. We currently anticipate that hardware product costs as a percentage of revenue will diminish over the remainder of the year as we transition our DVD customer base to our newer generation products that incorporate greater integration and functionality.

Research and Development

Research and development (“R&D”) expenses were $21.1 million and $39.8 million for the three and six month periods ended June 30, 2004, compared to $6.2 million and $10.7 million for the same periods of 2003. The increases were primarily a result of the inclusion of the former Oak operations as well as continued investments in research and development across all of our segments.  In addition, in the three and six month periods ended June 30, 2003, we recorded approximately $500,000 and $2.0 million, respectively, in grants from the Chief Scientist in Israel’s Ministry of Industry and Trade as an offset to R&D expense.  As a percentage of revenues, R&D expenses increased to 20.4% and 21.6% for the three and six month periods ended June 30, 2004, compared to 13.9% and 13.0% for the same periods of 2003. We expect R&D expenses to increase in the second half of the year as we continue to invest in our next generation products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $16.5 million and $31.3 million for the three and six month periods ended June 30, 2004, compared to $7.8 million and $14.7 million for the same periods of 2003.  This increase was primarily a result of the inclusion of the former Oak operations as well as the continued increase in marketing and field application support expenses to support planned revenue growth in our Asia Pacific markets.  As a percentage of revenues, SG&A expenses were 15.9% and 17.0% for the three and six month periods ended June 30, 2004, compared to 17.4% and 17.9% for the same periods of 2003 primarily as a result of increased revenues.

Amortization of Intangible Assets

During the three months ended June 30, 2004, we incurred charges of $10.3 million related to the amortization of intangible assets compared to $944,000 for the three months ended June 30, 2003.  For the six months ended June 30, 2004, we recorded amortization of intangible assets of $20.7 million compared to $1.9 million during the same period of the prior year.  This increase was due to the addition of approximately $198 million of amortizable intangible assets acquired in the Oak acquisition.

Amortization of Deferred Stock Compensation

For the three months ended June 30, 2004, we recorded charges of $2.1 million related to the amortization of deferred stock compensation compared to $10,000 during the same period of the prior year.  For the six months ended June 30, 2004, these charges were $4.6 million compared to $20,000 during the same period of the prior year.  The increase was due to the stock options granted in connection with the Oak acquisition during 2003 which resulted in a deferred stock compensation balance of $19.2 million at the time of acquisition which is being amortized over the remaining vesting period.  As of June 30, 2004, the Company had a remaining deferred stock compensation balance of $8.4 million which will be amortized over the remaining vesting period using the multiple option approach through the quarter ending September 30, 2007.

Operating Loss

The operating losses of $5.2 million and $16.2 million for the three and six month periods ended June 30, 2004, were driven primarily by charges of $10.3 and $20.7 million, respectively, for the amortization of intangible assets and $2.1 million and $4.6 million, respectively, for the amortization of deferred stock compensation, each related primarily to the Oak acquisition.  Excluding these charges, our operating income would have been $7.3 million, or 7.0% of total revenues, and $9.1 million, or 4.9% of total revenues, for the three and six months ended June 30, 2004.  On a comparable basis, excluding the amortization of intangible assets of $944,000 and $1.9 million and deferred stock compensation of $10,000 and $20,000 for the three and six month periods ended June 30, 2003, respectively, we would have recorded an operating income of $4.5 million, or 10% of total revenues, and $4.2 million or 5.1% of total revenues. These improvements in adjusted operating income were primarily due to the net contribution of product segments acquired in the Oak acquisition.  Zoran’s legacy product segments contributed approximately the same level of operating income as in the comparable periods of the previous year. Continued investment in DVD recording technology, HDTV technology and advanced sensor technology adversely affected our profitability.

Interest and Other Income

Interest and other income was $172,000 and $897,000 for the three and six months ended June 30, 2004, compared to $1.3 million and $2.9 million for the same periods of 2003. The decrease was primarily due to a decline in interest rates and a decrease in our cash balances due primarily to the use of cash in the Oak acquisition.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles, our estimated effective tax rate was 15% for the second quarter of 2004.  We have recorded a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel.

At June 30, 2004, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At June 30, 2004, we had $62.0 million of cash and cash equivalents, $38.1 million of short-term investments and $120.3 million of working capital. In addition, we had $99.1 million of investments in long-term marketable securities which are included in other assets on our consolidated balance sheet.

Net cash provided by operating activities during the six months ended June 30, 2004 was $8.8 million.  While we recorded a net loss of $16.8 million, this loss included non-cash charges of approximately $30.5 million comprised of depreciation of property and equipment of $5.2 million, amortization of intangible asset of $20.7 million and amortization of deferred stock compensation of $4.6 million, resulting in net income adjusted for non-cash charges of approximately $13.7 million for the six months ended June 30, 2004.  Additional cash from operating activities was provided by a $25.6 million increase in accounts payable, partially offset by a $19.8 million increase in inventory.

Cash provided by investing activities was $606,000 during the six months ended June 30, 2004, reflecting the net sale of investments of $5.8 million offset by the purchase of $5.2 million of property and equipment.

Cash provided by financing activities was $4.6 million during the six months ended June 30, 2004, attributable to the issuance of common stock during the period.

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

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•                  unanticipated expenses associated with the recently completed acquisitions of Oak and Emblaze Semiconductor;

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

On August 11, 2003, we completed the acquisition Oak.  Although we have made substantive progress with the integration of the Oak operations, we remain subject to a number of risks and uncertainties, including the following:

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

Fujifilm has been our largest customer over the last six years. Fujifilm purchases our products primarily as a reseller. Fujifilm acts as the primary reseller in Japan of DVD related products developed by us under development contracts with Fujifilm. We may sell these products directly in Japan only to specified customers with Fujifilm’s consent. Fujifilm provides more sales and marketing support than our other resellers. Fujifilm has also provided funding to support Zoran’s development efforts. If our relationship with Fujifilm were terminated, our business could be harmed.

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

•                  the burdens of complying with a variety of foreign laws; and

•                  health risks in a particular region.

A material amount of our research and development personnel and facilities and a portion of our sales and marketing personnel are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Some of our employees in Israel are obligated to perform up to 39 days of military reserve duty annually. The absence of these employees for significant periods during the work week may cause us to operate inefficiently during these periods.

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

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our recent acquisitions will increase the cost of compliance and increase the risks of achieving timely compliance.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors.  We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending December 31, 2004.  This evaluation process will require us to hire additional personnel and engage outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase.  In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems or delays in completing the implementation of improvements and receiving a favorable review and attestation of our internal controls by our independent auditors.  Our recent acquisitions of Oak and Emblaze Semiconductor will increase the complexity and cost of our compliance under Section 404 and will also increase the risks of achieving timely compliance.  Our inability to obtain a timely and favorable attestation by our independent auditors could adversely affect the market price of our common stock.

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

We have made investments in, and acquisitions of other complementary companies, products and technologies. We have recently completed the acquisitions of Oak and Emblaze Semiconductor, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2003 and June 30, 2004, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $10.85 to a high of $27.28. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at June 30, 2004, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officerconcluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal Controls Over Financial Reporting.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

We and our Oak subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint withthe United States International Trade Commission (the “ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named 10 other proposed defendants that sell products, including DVD players and PC optical storage devices, that use MediaTek’s chips and chipsets.  The other proposed defendants were ASUSTek Computer. Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology.  The complaint requested that the ITC institute an immediate investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  On April 8, 2004, the ITC instituted an investigation based on Zoran’s complaint.  On April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and these respondents were subsequently dismissed from the investigation pursuant to the terms of the settlement agreement.  On July 13, 2004, the ITC granted Zoran’s request that nine additional proposed defendants be added to the investigation.  These companies are Artronix Technology, ASUS Computer International, Audiovox Corporation, EPO Science and Technology, Inc., Initial Technology, Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Shinco Digital Technology Ltd. and Ultima Electronics Corporation.  Discovery is currently underway.  The hearing is scheduled to begin on January 10, 2005, and the target date for completion of the investigation is July 14, 2005.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used. The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products. Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants. On June 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California. On July 2, 2004, Defendants filed a First Amended Answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  The ITC has not yet instituted an investigation.  Also on July 23, 2004, MediaTek filed a complaint against Zoran and Oak in the United States District Court, District of Delaware alleging infringement of the same two patents asserted in MediaTek’s ITC complaint and seeking monetary damages and injunctive relief.  Based upon our preliminary review, we believe we have meritorious defenses to the two MediaTek complaints, which we believe were filed in response to the proceedings that we have been prosecuting against MediaTek and its customers.  We intend to defend the MediaTek actions vigorously.  However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty.  Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase litigation expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on June 18, 2004.  At the meeting, the following seven persons nominated by management were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld

Levy Gerzberg	36,790,606	1,530,800

Uzia Galil	35,948,937	2,372,469

James D. Meindl	36,755,606	1,565,800

James B. Owens, Jr.	36,090,409	2,230,997

David Rynne	36,890,888	1,430,518

Arthur B. Stabenow	35,955,127	2,366,279

Philip M. Young	36,773,796	1,547,610

The following additional items were voted upon at the meeting:

1.                     A proposal to approve the adoption of our 2004 Equity Incentive Plan was not approved.  The vote on this proposal was of 9,619,614 shares for; 14,931,139 shares against; 117,565 shares abstaining; and 13,653,088 broker non-votes.

2.                     A proposal to approve an amendment to our 1995 Outside Directors Stock Option Plan to increase the maximum aggregate number of shares that may be issued thereunder by 100,000 shares was not approved.  The vote on this proposal was 10,759,317 shares for; 13,789,884 shares against; 119,118 shares abstaining; and 13,653,087 broker non-votes.

3.                     A proposal to approve an amendment to our 1995 Employee Stock Purchase Plan to increase the maximum aggregate number of shares that may be issued thereunder by 250,000 shares was approved.  The vote on this proposal was 21,541,117 shares for; 3,025,649 shares against; 101,533 shares abstaining; and 13,653,087 broker non-votes.

4.                     A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2004 was approved by a vote of 37,628,402 shares for; 645,438 shares against; 47,565 shares abstaining; and 1 broker non-vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.1                            Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2                            Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1                            Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2                            Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)                                 On April 27, 2004, we filed a Report on Form 8-K, pursuant to Item 12 thereof, relating to financial information for the quarter ended March 31, 2004 and the outlook for the second quarter of 2004, as presented in a press release dated April 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: August 9, 2004	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance and Chief Financial Officer

(Principal Financial and Accounting Officer)