Form 10-Q
period 2004-09-30
ZORAN CORP \DE\
filed 2004-11-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes   ☒    No   ☐

As of November 5, 2004, there were outstanding 43,160,155 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$41,640	$47,994
Short-term investments	31,763	78,372
Accounts receivable, net	83,729	65,224
Inventories	62,340	16,805
Prepaid expenses and other current assets	12,282	12,151
Total current assets	231,754	220,546

Property and equipment, net	19,650	20,029
Other assets and investments	81,665	69,311
Goodwill	150,151	119,091
Intangible assets, net	180,657	188,885

	$663,877	$617,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,355	$29,038
Accrued expenses and other liabilities	57,673	45,182
Total current liabilities	129,028	74,220

Long-term liabilities	7,690	9,363

Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2004 and December 31, 2003; 42,902,278 shares issued and outstanding as of September 30, 2004; and 42,347,584 shares issued and outstanding as of December 31, 2003	43	42
Additional paid-in capital	709,556	703,812
Deferred stock-based compensation	(6,576)	(13,014)
Accumulated other comprehensive income (loss)	959	(91)
Accumulated deficit	(176,823)	(156,470)
Total stockholders’ equity	527,159	534,279

	$663,877	$617,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Hardware product revenues	$99,427	$64,654	$257,137	$143,261
Software and other revenues	20,320	2,766	46,963	6,723
Total revenues	119,747	67,420	304,100	149,984

Costs and expenses:
Cost of hardware product revenues	66,557	40,394	170,723	93,331
Research and development	21,620	12,179	61,402	22,889
Selling, general and administrative	18,819	11,293	50,121	26,031
Amortization of intangible assets	12,342	6,516	33,028	8,403
Deferred stock compensation	1,790	2,426	6,438	2,446
In-process research and development	—	50,100	—	50,100
Total costs and expenses	121,128	122,908	321,712	203,200

Operating loss	(1,381)	(55,488)	(17,612)	(53,216)

Interest income	14	1,297	797	4,325

Other income (loss), net	(279)	212	(165)	41

Loss before income taxes	(1,646)	(53,979)	(16,980)	(48,850)

Provision for income taxes	1,873	505	3,373	1,208

Net loss	$(3,519)	$(54,484)	$(20,353)	$(50,058)

Basic net loss per share	$(0.08)	$(1.53)	$(0.48)	$(1.66)

Diluted net loss per share	$(0.08)	$(1.53)	$(0.48)	$(1.66)

Shares used to compute basic net loss per share	42,969	35,718	42,688	30,188

Shares used to compute diluted net loss per share	42,969	35,718	42,688	30,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(20,353)	$(50,058)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation, amortization and other	7,660	3,642
Amortization of intangible assets	33,028	8,403
Amortization of deferred stock compensation	6,438	2,446
In-process research and development	—	50,100
Changes in current assets and liabilities:
Accounts receivable	(18,503)	(28,534)
Inventory	(44,649)	5,304
Prepaid expenses and other current assets and other assets and investments	(3,525)	(1,165)
Accounts payable	41,933	12,786
Accrued expenses and other liabilities and long-term liabilities	7,236	5,669
Net cash provided by operating activities	9,265	8,593

Cash flows from investing activities:
Capital expenditures for property and equipment	(7,208)	(6,717)
Purchases of investments	(132,835)	(114,909)
Proceeds from sales and maturities of investments	172,840	163,217
Acquisition of Oak Technology, Inc., net of cash acquired	—	(44,404)
Acquisition of Emblaze Semiconductor, net of cash acquired	(54,161)	—
Net cash used in investing activities	(21,364)	(2,813)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,745	17,775
Installment payment on purchased core technology	—	(2,700)
Net cash provided by financing activities	5,745	15,075

Net increase (decrease) in cash and cash equivalents	(6,354)	20,855

Cash and cash equivalents at beginning of period	47,994	31,607

Cash and cash equivalents at end of period	$41,640	$52,462

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

2.     Stock Based Compensation

Zoran applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Stock options are generally granted with exercise prices equivalent to fair market value of the underlying common stock on the date of grant, and no compensation cost is recognized.  In connection with stock options granted through the acquisition of Nogatech, Inc. during 2000 and Oak Technology, Inc. during 2003, the Company recorded deferred stock-based compensation which is being amortized over the vesting period of the options.  Amortization of deferred stock compensation expense recognized as a result of the amortization of these options during the quarter ended September 30, 2004 and 2003 was approximately $1,790,000 and $2,426,000, respectively.  Deferred stock compensation expense of these options for the nine months ended September 30, 2004 and 2003 was approximately $6,438,000 and $2,446,000, respectively.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value of the options at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net loss and net loss per share for the three month and nine month periods ended September 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss attributable to common stockholders, as reported	$(3,519)	$(54,484)	$(20,353)	$(50,058)

Add:
Employee stock-based compensation expense included in net loss, net of tax	1,790	2,426	6,438	2,446

Total employee stock-based compensation expense determined under the fair value method, net of tax	(10,371)	(15,692)	(33,735)	(28,770)

Pro forma net loss attributable to common stockholders	$(12,100)	$(67,750)	$(47,650)	$(76,382)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.28)	$(1.90)	$(1.12)	$(2.53)
Diluted	$(0.28)	$(1.90)	$(1.12)	$(2.53)

Net loss per share as reported attributable to common stockholders:
Basic	$(0.08)	$(1.53)	$(0.48)	$(1.66)
Diluted	$(0.08)	$(1.53)	$(0.48)	$(1.66)

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options and purchase grants during the applicable periods.

	Stock Option Plans
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Expected life (years)	5.2	5.0	5.2	5.0
Expected volatility	81%	92%	83%	92%
Risk-free interest rate	3.5%	3.4%	3.4%	3.4%

	Employee Stock Purchase Plans
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	64%	92%	75%	92%
Risk-free interest rate	1.8%	2.3%	1.4%	2.3%

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

3.              Comprehensive Loss

The following table presents the calculation of comprehensive loss as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(3,519)	$(54,484)	$(20,353)	$(50,058)
Change in unrealized gain (loss) on investments, net of tax	265	(589)	1,050	(805)

Total comprehensive loss	$(3,254)	$(55,073)	$(19,303)	$(50,863)

The components of accumulated other comprehensive loss are unrealized gain (loss) on short-term and long-term marketable securities.

4.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Purchased parts and work in process	$31,192	$5,701
Finished goods	31,148	11,104

	$62,340	$16,805

5.              Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, as of January 1, 2002. In accordance with SFAS 142, goodwill is not amortized, but is required to be reviewed periodically for impairment on at least an annual basis.  The Company performed the annual analysis as of September 30, 2004 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		September 30, 2004			December 31, 2003
	Life	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(Years)
Amortized intangible assets:
Purchased technology	2-3	$188,505	$(57,826)	$130,679	$176,720	$(31,792)	$144,928
Patents	3-5	40,265	(8,076)	32,189	27,900	(2,996)	24,904
Customer base	3-5	13,010	(4,166)	8,844	13,010	(2,450)	10,560
Tradename and others	3-5	2,100	(1,096)	1,004	2,100	(900)	1,200
Purchased core technology *	4-5	10,035	(2,094)	7,941	8,799	(1,506)	7,293
Total		$253,915	$(73,258)	$180,657	$228,529	$(39,644)	$188,885

 (*) The Company records the amortization of purchased core technology as cost of hardware product revenues.

Estimated future intangible amortization expense, based on current balances, as of September 30, 2004 is as follows (in thousands):

Amount

Remaining three months of 2004	$12,965
Year ending December 31, 2005	52,081
Year ending December 31, 2006	50,316
Year ending December 31, 2007	42,866
Year ending December 31, 2008	22,429
Total	$180,657

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 were as follows (in thousands):

Amount

Balance at December 31, 2003	$119,091
Adjustment to goodwill related to acquisition of Oak.	181
Acquisition of Emblaze Semiconductor	30,879
Balance at September 30, 2004	$150,151

Goodwill by reporting unit at September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004	December 31, 2003

DVD	$63,855	$63,855
Imaging	6,177	5,996
Mobile	62,131	31,252
DTV	17,988	17,988
	$150,151	$119,091

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

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it has four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the Digital Camera group was combined with the Emblaze Mobile segment and was renamed the Mobile group.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD segment and Imaging segment also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals. The Mobile group focuses on solutions for multimedia mobile phone products, digital camera products as well as CMOS sensors.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues:
DVD	$77,284	$48,341	$191,660	$117,935
Imaging	23,841	3,548	63,723	3,548
Mobile	10,420	9,130	25,559	22,084
DTV	8,202	6,401	23,158	6,417
	$119,747	$67,420	$304,100	$149,984

Operating expenses:
DVD	$67,704	$41,622	$176,976	$104,257
Imaging	13,831	6,761	37,672	6,761
Mobile	12,521	6,766	28,438	20,357
DTV	12,940	8,717	39,160	10,876
	$106,996	$63,866	$282,246	$142,251

Contribution margin:
DVD	$9,580	$6,719	$14,684	$13,678
Imaging	10,010	(3,213)	26,051	(3,213)
Mobile	(2,101)	2,364	(2,879)	1,727
DTV	(4,738)	(2,316)	(16,002)	(4,459)
	$12,751	$3,554	$21,854	$7,733

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Contribution margin from operating segments	$12,751	$3,554	$21,854	$7,733
Amortization of intangible assets	12,342	6,516	33,028	8,403
Amortization of deferred stock compensation	1,790	2,426	6,438	2,446
In-process research and development	—	50,100	—	50,100
Total operating loss	$(1,381)	$(55,488)	$(17,612)	$(53,216)

Zoran maintains operations in the United States, Canada, China, Germany, Israel, Japan, Korea, Taiwan and the United Kingdom. Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of product development, technical support and sales support.

The distribution of total revenues for the three months and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue from unaffiliated customers originating in:
China	$49,471	$24,157	$115,711	$54,534
Japan	31,180	17,021	83,544	34,856
Taiwan	9,006	7,943	31,219	18,433
Korea	5,503	9,976	27,412	28,552
North America	10,874	6,307	25,436	9,367
Other	13,713	2,016	20,778	4,242
	$119,747	$67,420	$304,100	$149,984

For the three months ended September 30, 2004, one customer accounted for 10% of total revenues.  For the same period of 2003, two customers accounted for 16% and 13% of total revenues, respectively.  For the nine months ended September 30, 2004, no customer accounted for more than 10% of total revenues.  For the same period of 2003, two customers accounted for 18% and 17% of total revenues, respectively.

As of September 30, 2004, one customer accounted for 11% of total net accounts receivable, and as of December 31, 2003, two customers accounted for 14% and 10% of total net accounts receivable, respectively.

8.              Acquisitions

Emblaze Semiconductor Ltd.

On July 8, 2004, Zoran acquired Emblaze Semiconductor Ltd. (“Emblaze”), a subsidiary of Emblaze Ltd. and a provider of semiconductor-based solutions for high volume multimedia mobile phones.  Under the terms of the agreement, Zoran’s wholly-owned Israel based subsidiary, Zoran Microelectronics Ltd., acquired all of the outstanding common shares of Emblaze for approximately $54.2 million in cash.

The primary purpose of this acquisition was to gain high performance, low-power application processors, technology and products for the fast growing multimedia mobile phone market.  This technology will be combined with Zoran’s image processing technology to deliver reliable, cost-effective system solutions for mobile phone makers.

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  We incurred approximately $180,000 for acquisition-related expenses resulting from financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation with the assistance of a third party appraiser.  The results of operations of Embaze have been included in the results of Zoran’s consolidated financial statements from the date of acquisition.  The historical operations of Emblaze are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented.  The acquisition resulted in goodwill of approximately $30.9 million.  In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually.

Allocation of the purchase price is as follows (in thousands):

Net liabilities acquired	$(649)
Intangible assets	24,150
Goodwill	30,879
$54,380

The amounts allocated to intangible assets include developed technology totaling $11.8 million and patents totaling $12.4 million which are being amortized over their useful lives of three years.

Oak Technology, Inc.

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

Zoran’s primary objective in acquiring Oak was based on the Company’s belief that the combined company would benefit from the following:

•                  Oak’s complementary technologies and products, especially in the digital TV and digital imaging markets, and the ability of the combined company to expand its existing customer base and market share in the digital consumer electronics market by integrating the product lines of each company;

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

•                  Oak’s existing market position as a leading supplier of HDTV integrated circuits, providing the combined company with access to this high-growth market segment; and

•                  Oak’s existing market position as a leading supplier of Digital Imaging related integrated circuit and software products.

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

Tangible assets were valued at estimates of their current fair values. The valuation of the acquired intangible assets, which was based on management’s estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $157.9 million, patents of $27.0 million, customer base of $11.5 million and trademarks and tradenames of approximately $1.3 million. Purchased technology is being amortized over a weighted average estimated life of 4.8 years, and patents, customer base, trademarks and tradenames are being amortized over their estimated useful lives of five years with no residual values.

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

The Company expects that the in-process technologies will be successfully completed by the second quarter of calendar 2005 with approximately $5.4 million in remaining costs as of September 30, 2004.  At the time of acquisition, Oak had five material development projects in process as follows:

•                  Quatro 4100—a highly integrated, fully programmable system-on-a-chip (SOC) solution for the emerging class of appliance type printers. The Quatro-4100 incorporates the RISC CPU core and Quatro SIMD DSP core to provide an easy to program controller platform.

•                  Quatro 4230—a programmable SOC solution that will complement the Quatro-4110 and Quatro-4100 in the inkjet market. Quatro 4230 will provide a fully scalable solution platform to cover much of the performance and feature range of an OEM’s laser offerings.

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

The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for the incremental core technologies developed are expected to commence in the fourth quarter of 2005 and extend through 2011. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  As of September 30, 2004, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

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

9.              Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss from continuing operations	$(3,519)	$(54,484)	$(20,353)	$(50,058)

Basic common shares	42,969	35,718	42,688	30,188
Effect of dilutive securities:
Common stock options	—	—	—	—
Dilutive weighted average shares	42,969	35,718	42,688	30,188

Net loss per share:
Basic	$(0.08)	$(1.53)	$(0.48)	$(1.66)
Diluted	$(0.08)	$(1.53)	$(0.48)	$(1.66)

Options to purchase 7,613,000 shares and 2,376,000 shares of common stock were excluded from the computation of diluted net loss per share for the three months ended September 30, 2004 and 2003, respectively, as these shares would have had an anti-dilutive effect.

Options to purchase 5,202,000 shares and 2,388,000 shares of common stock were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2004 and 2003, respectively, as these shares would have had an anti-dilutive effect.

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

Overview

Prior to the acquisition of Oak Technology, Inc. on August 11, 2003, our products consisted of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems.  As a result of the acquisition of Oak, we now also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.  Subsequent to the Emblaze acquisition on July 8, 2004, we now also provide high performance, low-power application processors, technology and products for the multimedia mobile phone market.

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

We conduct a material amount of our research and development and certain sales and marketing and administrative operations in Israel through our wholly-owned Israel based subsidiary.  As a result, some of our expenses are incurred in New Israeli Shekels. To date, substantially all of our hardware product revenues and our software and other revenues have been denominated in U.S. dollars and most costs of hardware product revenues have been incurred in U.S. dollars. We expect that most of our revenues and costs of revenue will continue to be denominated and incurred in U.S. dollars for the foreseeable future. We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations. We may in the future elect to take action to reduce our foreign exchange risk.

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2004 and 2020, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2004.

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

Acquisitions

Emblaze Semiconductor Ltd.

On July 8, 2004, we completed our acquisition of Emblaze Semiconductor Ltd. (“Emblaze”), a wholly-owned subsidiary of Emblaze Ltd. for $54.2 million in cash.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Emblaze have been included in our consolidated financial statements.  Accordingly, our results of operations for the three month and nine month periods ended September 30, 2004 each include Emblaze’s operations from July 8, 2004, while our results of operations for the three month and nine month periods ended September 30, 2003 reflect only Zoran’s historical operations.  The historical operations of Emblaze are not material to the financial position or results of operations of the Company.

Oak Technology, Inc.

On August 11, 2003, we completed our acquisition of Oak through the merger of Oak with a wholly-owned subsidiary of Zoran.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements.  Accordingly, our results of operations for the three month and nine month periods ended September 30, 2004 each include Oak’s operations for the full period, while our results of operations for the three month and nine month periods ended September 30, 2003 only reflect Oak’s results of operations between August 12, 2003 and September 30, 2003.

Subsequent to the acquisition of Oak Technology, Inc. in 2003, we determined that Zoran has four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the Digital Camera group was combined with the Emblaze Mobile segment and was renamed the Mobile group.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD segment and Imaging segment also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals. The Mobile group focuses on solutions for multimedia mobile phone products, digital camera products as well as CMOS sensors.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

Results of Operations

Revenues

Total revenues were $119.7 million and $304.1 million for the three and nine month periods ended September 30, 2004, compared to $67.4 million and $150.0 million for the same periods of 2003, representing increases of 77.6% and 102.8% respectively.  The increase for the quarter was due to increased sales of $28.9 million, $20.3 million, $1.8 million and $1.3 million for the DVD segment, Imaging segment, DTV segment and the Mobile segment, respectively.  The increase in quarterly revenues for the DVD segment and DTV segment were due to increased unit shipments, partially offset by a decline in average selling prices for our older DVD products.  The increased quarterly revenues in the Imaging segment were due to increases in software and other revenues of $12.4 million and hardware product revenue of $7.9 million due to increased unit shipments.  The increase in the Mobile segment was associated with a $2.7 million increase in software and other revenues, partially offset by lower hardware product revenues of $1.4 million due to lower unit shipments.  The increase in year-to-date revenues was due to the increased sales of $73.7 million, $60.2 million, $16.7 million and $3.5 million for the DVD segment, Imaging segment, DTV segment and the Mobile segment, respectively.  The increase in DVD segment revenues was due to increased unit shipments. The increases in both the Imaging segment and DTV segment were due to the inclusion of revenues from the former Oak operations for the entire nine months in 2004 as compared to approximately half a quarter for the comparable period in 2003. The increase in the Mobile segment revenue was primarily due to an increase in software and other revenues of $2.5 million.  Total revenues by segment for the three months ended September 30, 2004 were 64% DVD, 20% Imaging, 9% Mobile and 7% DTV, compared to 72% DVD, 14% Mobile, 9% DTV and 5% Imaging for the same period in 2003.  Total revenues by segment for the nine months ended September 30, 2004 were 63% DVD, 21% Imaging, 8% DTV and 8% Mobile, compared to 79% DVD, 15% Mobile, 4% DTV and 2% Imaging for the same period in 2003.  Although we expect the DVD segment to continue to represent a significant portion of our revenues for the quarter ending December 31, 2004 we currently expect revenues in that segment to decline from the quarter ended September 30, 2004.  This anticipated reduction in DVD revenue is primarily due to a build-up of inventory in the manufacturing channels which will take approximately three to six months for our customers to deplete.

Hardware product revenues were $99.4 million and $257.1 million for the three and nine month periods ended September 30, 2004, compared to $64.7 million and $143.3 million for the same periods of 2003, representing increases of 53.8% and 79.5% respectively.  The increase for the quarter was due to a $25.9 million increase in hardware product sales for the DVD segment, a $7.9 million increase in hardware product revenue for the Imaging segment and a $2.3 million increase in hardware product sales for the DTV segment, partially offset by a $1.4 million decrease in hardware product revenues for the Mobile segment. The increase in hardware product revenues for the DVD, Imaging and DTV segments were due to increased unit shipments. Conversely, the reduction in hardware product revenue for the Mobile segment was due to lower unit shipments.  The increase in year-to-date revenue was due to a $72.0 million increase in hardware product revenues for the DVD segment, a $24.0 million increase in hardware product revenues for the Imaging segment, a $16.8 million increase in hardware product revenues for the DTV segment and a $1.0 million increase in hardware product revenues for the Mobile segment.  The increase in revenues for the DVD segment was due to increased unit shipments. The increases in hardware product revenues in both the Imaging and DTV segments were due to increased unit shipments primarily based on the inclusion of the former Oak operations for the entire nine months in 2004 as compared to half a quarter for the comparable period in 2003.  Hardware product revenues by segment for the three months ended September 30, 2004, were 73% DVD, 11% Imaging, 8% DTV and 8% Mobile, compared to 73% DVD, 14% Mobile, 9% DTV and 4% Imaging for the same period in 2003. Hardware product revenues by segment for the nine months ended September 30, 2004, were 72% DVD, 10% Imaging, 9% DTV and 9% Mobile, compared to 79% DVD, 15% Mobile, 4% DTV and 2% Imaging for the same period in 2003.

Software and other revenues were $20.3 million and $47.0 million for the three and nine month periods ended September 30, 2004, compared to $2.8 million and $6.7 million for the same periods of 2003, representing increases of 635% and 599% respectively.  The increase for the quarter was due to a $12.3 million increase in software and other revenues for the Imaging segment, an increase in software and other revenues in the DVD segment of $3.1 million, and an increase of $2.6 million in the Mobile segment, partially offset by a reduction of approximately $500,000 in the DTV segment. The increase in revenues for the Imaging segment was primarily due to increased software royalty revenues.  The revenue increase in the DVD segment includes $2.8 million in royalties for legacy product that had previously not been reported by the licensee which is related to a previously discontinued product line.  For the nine months ended September 30, 2004, the increase in revenues was primarily due to an increase of the Imaging segment revenues of $36.2 million, an increase in the Mobile segment revenues of $2.5 million and an increase of $1.6 million in the DVD segment. The increase in revenues for the Imaging segment was primarily due to the inclusion of the former Oak operations for the entire nine months in 2004 as compared to approximately half a quarter for the comparable period in 2003.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $66.6 million and $170.7 million for the three and nine month periods ended September 30, 2004, compared to $40.4 million and $93.3 million for the same periods of 2003.  The increased costs were due to increased shipments for both periods. As a percent of hardware product revenues, hardware product costs were 66.9% and 66.4% for the three and nine month periods ended September 30, 2004, compared to 62.5% and 65.1% for the same periods of 2003.  The increase in hardware product costs as a percentage of hardware product revenues for both periods was due to erosion of average selling prices for our older DVD products.  Based on expected product mix we currently anticipate that hardware product costs as a percentage of hardware product revenues will diminish for the three months ending December 31, 2004 compared to the three months ended September 30 2004.

Research and Development

Research and development (“R&D”) expenses were $21.6 million and $61.4 million for the three and nine month periods ended September 30, 2004, compared to $12.2 million and $22.9 million for the same periods of 2003. The increases were primarily a result of the inclusion of the former Oak and Emblaze operations as well as continued investments in research and development across all of our segments. In addition, in the three and nine month periods ended September 30, 2004, we recorded approximately $500,000 and $860,000, respectively, in grants from the Chief Scientist in Israel’s Ministry of Industry and Trade as an offset to R&D expense, compared to $500,000 and $2.5 million, respectively, recorded in the same periods in 2003.  As a percentage of revenues, R&D expense remained flat at 18.1% of revenues for the three months ended September 30, 2004 compared to the same period of the prior year.  As a percentage of revenues, R&D expenses increased to 20.2% for the nine month period ended September 30, 2004, compared to 15.3% for the same period of 2003. We expect R&D expenses for the three months ending December 31, 2004 to be relatively unchanged from the three months ended September 30, 2004.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $18.8 million and $50.1 million for the three and nine month periods ended September 30, 2004, compared to $11.3 million and $26.0 million for the same periods of 2003.  This increase was primarily a result of the inclusion of the former Oak and Emblaze operations, increased legal fees related to our pending patent litigation with Mediatek, Inc., Sarbanes Oxley compliance costs and continued increases in marketing and field application support expenses to support planned revenue growth in our Asia Pacific markets.  As a percentage of revenues, SG&A expenses were 15.7% and 16.5% for the three and nine month periods ended September 30, 2004, compared to 16.8% and 17.4% for the same periods of 2003 primarily as a result of increased revenues.

Amortization of Intangible Assets

During the three months ended September 30, 2004, we incurred charges of $12.3 million related to the amortization of intangible assets compared to $6.5 million for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, we recorded amortization of intangible assets of $33.0 million compared to $8.4 million during the same period of the prior year.  The increase for the nine month period was due to the addition of approximately $198 million of amortizable intangible assets acquired in the Oak acquisition during August 2003, and $24.2 million of amortizable intangible assets acquired in the Emblaze acquisition during July 2004.

Amortization of Deferred Stock Compensation

For the three months ended September 30, 2004, we recorded charges of $1.8 million related to the amortization of deferred stock compensation compared to $2.4 million during the same period of the prior year.  For the nine months ended September 30, 2004, these charges were $6.4 million compared to $2.5 million during the same period of the prior year.  The increase for the nine month period was due to the stock options granted in connection with the Oak acquisition during August 2003 resulting in a deferred stock compensation balance of $19.2 million at the time of acquisition which is being amortized over the remaining vesting period.  As of September 30, 2004, the Company had a remaining deferred stock compensation balance of $6.6 million which will be amortized over the remaining vesting period using the multiple option approach through the quarter ending September 30, 2007.

In-Process Research and Development

For the three and nine months periods ended September 30, 2003, we recorded $50.1 million of in-process research and development expense as a result of the Oak acquisition.  There were no such charges for the same periods of 2004.

Operating Loss

The operating losses of $1.4 million and $17.6 million for the three and nine month periods ended September 30, 2004 were driven primarily by charges of $12.3 and $33.0 million, respectively, for the amortization of intangible assets and $1.8 million and $6.4 million, respectively, for the amortization of deferred stock compensation, each related primarily to the Oak acquisition.  Excluding these charges, our operating income would have been $12.8 million, or 10.6% of total revenues, and $21.9 million, or 7.2% of total revenues, for the three and nine months ended September 30, 2004.  On a comparable basis, excluding the amortization of intangible assets of $6.5 million and $8.4 million, deferred stock compensation of $2.4 million and $2.5 million and the in-process research and development charge of $50.1 million for the three and nine month periods ended September 30, 2003, respectively, we would have recorded operating income of $3.5 million, or 5.2% of total revenues, and $7.8 million or 5.2% of total revenues in the respective periods.  These improvements in adjusted operating income were primarily due to the net contribution of product segments acquired in the Oak acquisition. Continued investment in DVD recording technology, HDTV technology, multimedia mobile phone technology and advanced sensor technology adversely affected our profitability.

Interest and Other Income (Loss)

Interest and other income or loss was a loss of $265,000 and income of $632,000 for the three and nine months ended September 30, 2004, compared to interest and other income of $1.5 million and $4.4 million for the same periods of 2003. The decrease was primarily due to a decline in interest rates and a decrease in our cash balances due primarily to the use of cash in the Oak and Emblaze acquisitions.

Provision for Income Taxes

Excluding charges related to the amortization of goodwill and other intangibles, our estimated effective income tax rate was 15% for the third quarter of 2004.  We have recorded a tax rate commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the approved enterprise status in Israel.

At September 30, 2004, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At September 30, 2004, we had $41.6 million of cash and cash equivalents, $31.8 million of short-term investments and $102.7 million of working capital. In addition, we had $71.5 million of investments in long-term marketable securities which are included in other assets on our consolidated balance sheet.

Net cash provided by operating activities during the nine months ended September 30, 2004 was $9.3 million.  While we recorded a net loss of $20.4 million, this loss included non-cash charges of approximately $47.1 million comprised of depreciation of property and equipment of $7.7 million, amortization of intangible asset of $33.0 million and amortization of deferred stock compensation of $6.4 million, resulting in net income adjusted for non-cash charges of approximately $26.7 million for the nine months ended September 30, 2004.  Additional cash from operating activities was provided by a $41.9 million increase in accounts payable, offset by a $44.6 million increase in inventory and $18.5 million increase in accounts receivable.

Cash used in investing activities was $21.4 million during the nine months ended September 30, 2004, reflecting $54.2 million used in the acquisition of Emblaze, net of cash acquired, and purchases of $7.2 million of property and equipment.  This cash outflow was partially offset by $40.0 million in proceeds from the net sales of investments.

Cash provided by financing activities was $5.7 million during the nine months ended September 30, 2004, attributable to the issuance of common stock during the period under employee benefit plans.

At September 30, 2003, we had $52.5 million of cash and cash equivalents, $100.5 million of short-term investments and $174.5 million of working capital. In addition, we had $33.9 million of investments in long-term marketable securities which are included in other investments in our consolidated balance sheet.

Our operating activities provided cash of $8.6 million during the nine months ended September 30, 2003, primarily due to our net income of $10.9 million excluding amortization expense, deferred stock compensation and in-process research and development charge.  This amount was reduced by the impact associated with an increase of $28.5 million in accounts receivable, an increase of $1.2 million in prepaid expenses and other assets, offset by depreciation expense of $3.6 million, an increase in accounts payable, accrued expenses and other liabilities of $18.4 million, an increase in deferred income taxes, deferred revenue and long-term liabilities of $1.1 million and a decrease in inventory of $5.3 million.

Cash provided by investing activities was $2.8 million during the nine months ended September 30, 2003.  This reflects net proceeds of $48.3 million from purchase and sale of investments which was offset by the use of $44.4 million in the acquisition of Oak Technology, net of cash acquired, and purchases of property and equipment of $6.7 million.

Cash provided by financing activities was $15.1 million for the nine months ended September 30, 2003, reflecting $17.8 million in proceeds from the issuance of common stock offset by installment payments of $2.7 million for core technology.

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are subject to a number of special risks as a result of our recent acquisitions of Oak Technology, Inc. and Emblaze Semiconductor Ltd.

On August 11, 2003, we completed the acquisition of Oak and on July 8, 2004, we completed the acquisition of Emblaze.  Although we have made substantial progress with the integration of the Oak and Emblaze operations, we remain subject to a number of risks and uncertainties, including the following:

•                  We have faced and continue to face a number of significant challenges in integrating the technologies, operations and personnel of Oak and Emblaze with Zoran in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on our business and operating results.

•                  We may not achieve the strategic objectives, revenue increases, cost savings and other anticipated potential benefits of the two acquisitions, and our failure to achieve these objectives could have a material adverse effect on our revenues, expenses and operating results.

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the prices of our stock.

Our historical operating results have varied significantly from quarter to quarter due to a number of factors, including:

•                  fluctuation in demand for their products;

•                  the timing of new product introductions or enhancements by Zoran and its competitors;

•                  the level of market acceptance of new and enhanced versions of their products and their customers’ products;

•                  the timing or cancellation of large customer orders;

•                  the length and variability of the sales cycle for their products;

•                  pricing policy changes by Zoran and its competitors and suppliers;

•                  the cyclical nature of the semiconductor industry;

•                  the availability of development funding and the timing of development revenue;

•                  changes in the mix of products sold;

•                  seasonality in demand for their products;

•                  increased competition in product lines, and competitive pricing pressures; and

•                  the evolving and unpredictable nature of the markets for products incorporating Zoran’s integrated circuits and embedded software.

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

As a result of these factors, our operating results may vary significantly from quarter to quarter.  These fluctuations may be more pronounced in the future as a result of the challenges we face in integrating the operations of Oak and Emblaze with Zoran.  Any shortfall in revenues or net income from levels expected by the investment community could cause a decline in the trading price of our stock.

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

We are involved in several lawsuits.

Zoran and Oak are parties to various legal proceedings, including a number of patent-related lawsuits, both as plaintiff and defendant. In connection with these lawsuits, management time has been, and will continue to be, expended. In addition, both Oak and Zoran have incurred, and we expect to continue to incur, substantial legal and other expenses in connection with these pending lawsuits. No provision for any liability that may result upon adjudication of these lawsuits has been made in our financial statements.

We could become subject to claims and litigation regarding intellectual property rights, which could seriously harm its business and require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran are currently parties to a number of patent-related lawsuits, both as plaintiff and defendant.  We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

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

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our potential inability to fully comply with the requirements of Section 404 could adversely affect the market price of our common stock.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors.  We are currently undergoing a thorough review of our internal control systems and procedures and implementing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending December 31, 2004.  This evaluation process has required us to hire additional personnel and engage outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase.  In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we have encountered a number of problems and delays in completing the implementation of improvements in our internal controls.  As a result, we may be unable to fully comply with the requirements of Section 404 by the December 31, 2004 deadline.  Our acquisition of Oak in August 2003 required us to rationalize the internal systems of the two companies and implement uniform standards, procedures and policies, including a uniform management information system.  These tasks have required substantial effort and time to complete, have delayed our efforts to comply with the requirements of Section 404 and increased the risk of our achieving timely compliance.  Our inability to complete the implementation of required improvements in our internal controls by the December 31, 2004 deadline or to obtain a timely and favorable attestation by our independent auditors could result in a loss of investor confidence in our financial management and the reliability of our financial statements.

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

We have made investments in, and acquisitions of other complementary companies, products and technologies. We have recently completed the acquisitions of Oak and Emblaze, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2003 and September 30, 2004, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $10.85 to a high of $27.28. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

•                  announcements concerning our business or that of our competitors or customers;

•                  quarterly variations in operating results;

•                  any announcement that we may be required to make regarding our inability to fully comply with the requirements of Section 404 of the Sarbanes-Oxley Act by the December 31,2004 deadline;

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at September 30, 2004, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Internal Controls Over Financial Reporting.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance.  Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditor.  We are currently undergoing a thorough review of our internal control systems and procedures and implementing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending December 31, 2004.  The evaluation and attestation processes required by Section 404 are new and untested, and we have encountered a number of problems and delays in completing the implementation of improvements in our internal controls.  As a result, we may be unable to fully comply with the requirements of Section 404 by the December 31, 2004 deadline.  Our acquisition of Oak in August 2003 required us to rationalize the internal systems of the two companies and implement uniform standards, procedures and policies, including a uniform management information system.  These tasks have required substantial effort and time to complete, have delayed our efforts to comply with the requirements of Section 404 and increased the risk of our achieving timely compliance.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

We and our Oak subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named 10 other proposed defendants that sell products, including DVD players and PC optical storage devices, that use MediaTek’s chips and chipsets.  The other proposed defendants were ASUSTek Computer. Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology.  The complaint requested that the ITC institute an immediate investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  On April 8, 2004, the ITC instituted an investigation based on Zoran’s complaint.  On April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and these respondents were subsequently dismissed from the investigation pursuant to the terms of the settlement agreement.  On July 13, 2004, the ITC granted Zoran’s request that nine additional proposed defendants be added to the investigation.  These companies are Artronix Technology, ASUS Computer International, Audiovox Corporation, EPO Science and Technology, Inc., Initial Technology, Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Shinco Digital Technology Ltd. and Ultima Electronics Corporation.  Discovery is currently underway.  The hearing is scheduled to begin on February 7, 2005, and the target date for completion of the investigation is September 14, 2005.  On October 26, 2004, MediaTek filed a motion for summary determination seeking an order that two of asserted patents were invalid.  Zoran has filed its opposition to the motion, and the motion is currently pending.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.  Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants.  On June 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California.  On July 2, 2004, Defendants filed a First Amended Answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.  On July 22, 2004, Zoran and Oak moved to dismiss certain of defendants’ defenses and counterclaims and, on July 30, 2004, MediaTek filed a motion for summary judgment as to two of the three patents asserted by Zoran and Oak against MediaTek.  Following a hearing, the Court took these motions under submission and has not issued a ruling.  On October 15, 2004, MediaTek filed a second motion for summary judgment seeking summary judgment on alternate grounds as to the same two patents.  This motion is nearly identical to the motion filed by MediaTek on October 26, 2004 in the ITC.  The hearing on this motion is scheduled for December 10, 2004.  On October 29, 2004, Zoran and Oak voluntarily dismissed two of their three claims against defendants without prejudice and refiled those two claims as a separate lawsuit against the defendants.  The parties have stipulated, and the Court has agreed, that the newly filed action will be consolidated for all purposes with the first filed action, including for purposes of trial and all pre-trial scheduling.  No trial date has yet been set in these consolidated actions.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On August 26, 2004, the ITC instituted an investigation.  The hearing is scheduled to begin on June 20, 2005 and the target date for a completion of the investigation is November 30, 2005.  On September 24, 2004, MediaTek filed a motion to amend the complaint to add one additional patent and to name Sunext Technology Co., Ltd. as a respondent.  This motion was granted on October 7, 2004.

Also on July 23, 2004, MediaTek filed a complaint against Zoran and Oak in the United States District Court, District of Delaware alleging infringement of the same two patents asserted in MediaTek’s ITC complaint and seeking monetary damages and injunctive relief.  This action was stayed by order of the court on October 4, 2004.

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

Item 6.  Exhibits

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

ZORAN CORPORATION

Date: November 9, 2004	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)