Form 10-K
period 2004-12-31
ZORAN CORP \DE\
filed 2005-03-31
CIK 1003022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27246

ZORAN CORPORATION

(Exact Name of registrant as specified in its charter)

Delaware	94-2794449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 Kifer Road, Sunnyvale, California	94086
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 523-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Exchange on which registered
None	None

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

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2004, as reported on the Nasdaq National Market, was approximately $783,000,000.  Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of March 29, 2005: 43,243,810

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant’s 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

ZORAN CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2004

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I

This report includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Performance and Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from historical results or those currently anticipated.  In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1—Business

Restatement of Financial Results for Quarters Ended March 31, June 30 and September 30, 2004

In connection with the review and evaluation of the effectiveness of our internal control over financial reporting undertaken pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management discovered that excess stock compensation expenses had been recognized during the quarters ended March 31, June 30 and September 30, 2004.  The compensation expense was related to options that we had assumed as part of our acquisition of Oak Technology, Inc. in 2003.  Under purchase accounting, part of the cost relating to the acquisition was attributed to the assumed options and was to be recognized over time as the options continued to vest, based on each option holder’s continued employment with Zoran.  If an option holder’s employment terminated before the option was fully vested, vesting would cease, and we would no longer recognize compensation expense related to that option.  At the time of the acquisition, a schedule was prepared detailing the terms of each assumed option; however, the names of the option holders were omitted from the schedule for reasons of confidentiality.  After the acquisition was completed, we did not update our personnel or financial records to include the omitted information. As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased, and did not reverse stock based compensation expense recognized in excess of amounts that actually vested.

To correct this error, we have restated the financial results that we previously reported for the quarters ended March 31, June 30 and September 30, 2004.  For information about the effects of the restatement, see Selected Quarterly Financial Information included in Item 8 of this annual report. The effect of the error on periods in 2003 was not material, and therefore, no adjustment was made for such periods.  The financial information included in Form 10-Q and Form 8-K reports previously filed or furnished by Zoran for these periods should not be relied upon and are superceded by the information in this Form 10-K.

Company Overview

We develop and market integrated circuits, or ICs, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital video and audio products for commercial and consumer markets.  We also provide complete, copy-ready system reference designs based on our technology that help our customers produce commercial and consumer products more quickly and cost-effectively.  Our integrated circuits are used in a variety of products, including digital versatile disc, or DVD, players and recorders, and digital cameras.  As a result of our acquisition of Oak Technology, Inc., or Oak, in August 2003, we also offer integrated circuits and related software used in digital televisions (DTVs), and set-top boxes and in multi-function digital print devices.  Subsequent to our acquisition of Emblaze Semiconductor Ltd. in July 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market.

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

•                  The MPEG 4 standard, which is an extension of MPEG 1 and MPEG 2 that provides the ability to view, access and manipulate objects rather than pixels, which is especially significant in video streaming, digital television, module multimedia and video game applications.  MPEG 4 part 10 standard, also known as Advanced Video Codec (AVC) or H.264,  is a recent addition to the MPEG 4 standard, offering significantly improved compression efficiencies;

•                  DivX standard, which is a proprietary codec similar to MPEG-4 used for encoding high quality digital video at low bit rates.  DivX encoded content can be viewed on the PC with a software player, on select DVD Players, portable media players and is used by some internet-based video on demand services;

•                  Windows Media, Microsoft’s standard digital media software platform for developing digital media products and services; and

•                  Dolby Digital, developed by Dolby Laboratories, an industry standard for the compression of audio for use in multi-channel digital surround sound systems.

These industry standard techniques have enabled the dramatic growth in digital multimedia markets, including the following:

DVD Players and Recorders.  DVD players and recorders primarily use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback or recording than is possible with VCR or video CD technology.  According to International Data Corporation, or IDC, sales of DVD players totaled approximately 115 million units in 2004 and will approach 132 million units in 2005.  According to IDC, shipments of DVD recorders increased over 100% during 2004 to approximately 9 million units, from a base of 4.2 million units in 2003.  DVD recorders are expected to gradually overtake the DVD player in combination products, such as DVD+VCR, DVD+HtiB and TV+DVD.

Standard Definition and High Definition Television and Set Top Boxes.  Digital televisions receive digital content and process that content to display a picture which has far greater resolution and sharper, more clearly defined images than televisions based on the older analog technology.  Standard definition televisions generally contain 480 lines with 720 pixels per line.  High definition television, or HDTV, television sets contain 1280 to 1920 pixels per line and up to 1080 lines.  Likewise, the aspect ratio of standard definition sets is 4:3, compared to 16:9 for HDTV.  The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan.  The functionality to receive and process digital television signals can be contained in a set-top box which then drives a television display that is capable of displaying digital content.  Alternatively, this functionality can be integrated into a digital television that does not require a set-top box.  Digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in various markets throughout the world.  Intex Management Services, LTD. or IMS, estimates that over 63 million digital televisions and set-top boxes were shipped worldwide in 2004 and that over 80 million units will be shipped in 2005.

Mobile Products.  Digital cameras use JPEG compression technology to capture high resolution still images that can be viewed, edited and stored on a computer system on recordable DVD and transmitted over telephone lines and computer networks.  Recently, digital cameras have been introduced that are capable of capturing and playing back quality video, using the MPEG 4 algorithm.  According to IDC, sales of mega pixel digital cameras exceeded 55 million units in 2004 and are expected to exceed 65 million units during 2005.  The digital camera has also become a key feature of mobile telephones.  Shipments of telephones that include a camera exceeded 178 million units worldwide in 2004, according to Infotrends.

Additional products and markets are developing based on these established compression standards and additional compression technologies such as Meridian Lossless PCM, or MLP, a new standard for DVD audio, Super Audio, or SACD, Microsoft Windows Media Audio, or WMA, Advanced Audio Codec (AAC) used in conjunction with the MPEG-4 video standard and MP3, a compression standard for the download of audio recordings from the Internet.

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

Zoran Solutions

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video, audio and imaging applications.  We were a pioneer in the development of high performance digital signal processor products, and have developed expertise in integrated mixed signal circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, and video and audio compression technologies.  We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets.  The key elements of our solutions are the following:

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

Expandable and Programmable Architectures.  We design our integrated circuits to enable easy adaptation for a broad range of specific applications.  We can vary the architecture of our chips by adding or deleting modules, and we can also modify the software embedded in the chips themselves to address specific applications.  We also license ready-to-manufacture “cores”—building blocks of integrated circuits—that can be integrated into our customers’ chips.  Combined with the enhanced functionality of our “standards-plus” technology, our expandable and programmable architecture facilitates product design, upgrades and customization, substantially accelerating our customers’ time to market with differentiated products.

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

Cost-Effective Products.  We focus on reducing the feature size, power requirements and number of integrated circuits necessary to perform required system functions, including compression functions.  This reduces our customers’ manufacturing costs for their products which incorporate our integrated circuits, and also reduces the operating costs for these products, enabling the use of our products in a broader range of high volume applications.  The modular nature of our architecture reduces our new product development costs, and enables our design engineers to meet our customers’ new product specifications and cost parameters.

Near Production Ready System Reference Designs.  We provide our customers with a broad range of engineering reference boards and products complete with device driver software, embedded software and detailed schematics.  These products substantially shorten our customers’ product design time.

Strategy

We provide cost-effective, high-performance digital audio, video and imaging solutions addressing selected high-growth applications enabled by compression in evolving multimedia markets.  Key elements of our strategy include the following:

Focus on High-Growth and High Volume Applications.  Our strategy is to focus on providing digital video, audio and imaging solutions for high-growth consumer electronics and printing applications.  Our current focus markets include DVD players and recorders, digital cameras, digital television, multimedia portable devices and multifunction digital print devices.

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

Further Penetrate Key International Markets.  Between 1998 and 2001, we opened offices in Shenzen, China, Taiwan, Japan, Korea and Hong Kong.  We now have a total of 294 employees working in these offices.  We believe that by opening and expanding our presence in these offices we are better able to provide marketing and application support for these growing consumer electronics markets.

Extend Technological Leadership.  Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression.  Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio, video and imaging.  In August of 2004, we acquired Emblaze Semiconductor which provided us important technologies for extending our capabilities into the growing multimedia mobile telephone market.  We intend to continue to invest in our research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

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

Markets and Applications

Our products are currently used in a variety of consumer multimedia applications, including the following:

Consumer Video Playback Systems

DVD players, the latest generation of video playback systems, primarily use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with earlier generation products such as VCRs, Video CD or Super Video CD players.  DVD players are sold as stand-alone products and are also bundled with other functions including

DVD+VCR combinations, DVD-receivers and DVD+TV combinations.  In addition, the DVD player can act as a platform for playback and editing of digital still images from digital cameras through integrated memory card slots or via direct connection to digital cameras.  The growth in the DVD market is demonstrated by the rapidly growing sales of DVD players, the increasing number of models and manufacturers, and the increasing number of DVD titles available for purchase and rent.

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

Digital Television

The digital television market represents the most significant technological shift in the television segment of the consumer electronics market since color televisions were introduced in the late 1950s.  In the digital television market, digital content providers broadcast programming via satellite, cable or terrestrial (over-the-air) networks.  The mix of broadcast networks varies by geographic region.  For example, most digital television content in Japan and Korea is broadcast via terrestrial networks, while cable networks currently predominate in the United States.  Satellite networks offer an alternative source of content to consumers and are continuing to grow in each of these markets.  Each geographic market is subject to regulation that requires compliance with different standards applicable to broadcast technology and the form of content.  In each market, individual broadcasters also have developed their own proprietary standards for content, security and conditional access.  The digital television market requires television products, set-top boxes, personal video recorders and other digital consumer appliances that include sophisticated integrated circuits and embedded software that address the emerging requirements of multiple broadcast networks throughout the world.  The recent requirement by the U.S. Federal Communications Commission, or FCC, that all new televisions with screen sizes greater than 13 inches will contain a built-in digital receiver starting July 2007, has accelerated the growth of the digital television market, which we expect to continue over the next several years.

Digital Imaging Print Products

The market for personal printers is beginning to undergo a shift from traditional PC-centric peripherals toward new PC-independent printing appliances.  Fueling this shift is the rapid growth of digital photography, home Internet and wireless connectivity.  As these new technologies make their way into the home, they are creating demand for a new class of appliance-type printers that allow image rich content such as web pages, digital photos, and scanned documents to be printed without using a PC.  According to IDC, IC controllers for multifunction print devices are addressing a market estimated at 31 million units in 2004 and growing to over 46 million units in 2007.

The market for embedded software for page description languages is somewhat more mature than other areas of the imaging market.  It is characterized by a small number of suppliers selling to very large OEM customers designing print devices that need to be connected to a network.  The page description language, or PDL, enables the printer to receive a file or job from a PC and translate that file into a set of instructions that the printer can understand and lay down on paper with a great deal of precision.  In general, applications are designed to send jobs to printers using one or both of two major protocols or languages.  Print Control Language, or PCL, originated as a Hewlett Packard developed protocol for page printers and has become an industry standard in office environments.  In addition, the application may also use postscript-based protocols originally developed by Adobe, which tend to be focused more on graphic arts and Apple operating system environments.

Mobile Products

Digital cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks.  High quality copies of these images can be printed using color printers.  Recently, digital cameras have added video capture and compression capability enabling them to provide basic camcorder functionality.  Digital cameras can be connected directly to a PC for downloading of pictures or movies and to a television for display.  The original digital cameras were developed for the professional market and currently sell at prices of $1,000 to $3,000.  As technology has advanced and manufacturing costs have decreased, digital cameras for the consumer market have been introduced in the $69 to $600 price range.

Many mobile telephones now incorporate digital still camera functionality, including high resolution still pictures and sometimes even video clips.  These phones can be connected to a PC for downloading the pictures or video clips or they can be transmitted over the mobile phone network to another mobile phone or sent to an e-mail account.  The digital camera functionality was originally included in mobile phones that sold for $500 to $800.  With the spread of the technology and decreased manufacturing costs, digital camera enabled mobile phones now are available in the $200 to $400 price range.

Image and Video Technology

The JPEG Standard.  In 1991, the Joint Photographic Experts Group, or JPEG, Committee of the International Standards Organization completed a technical specification for a standard to compress individual digitized images, which may consist of still images or consecutive frames of video data.  JPEG has been widely adopted for video editing applications, since each frame in the video is individually compressed, allowing cutting and pasting of sequences as well as modification of individual frames.  Images are compressed through elimination of spatial redundancies within an image and the filtering of high frequency areas to which the eye is less sensitive.  Using these techniques, the JPEG compression standard is able to reduce the data necessary to represent an image without significant degradation of image quality.  Still images or motion video can be compressed to varying degrees using JPEG, with greater compression resulting in lower quality.  Typically, four-to-one or five-to-one compression yields broadcast image quality while 20-to-1 compression is similar to VHS quality.

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

DivX.  DivX is a proprietary codec similar to MPEG-4 used for encoding high quality digital video at low bit rates.  DivX encoded content can be viewed on the PC with a software player, on select DVD Players, portable media players and is used by some internet-based video on demand services.

Zoran MPEG Technology.  Beginning in 1997, we established ourselves as a leading provider of MPEG 2 technology for DVD and Super Video CD applications.  Another important technology is MPEG 4 decoding, which is embodied in the DivX and XVID file formats.  These files are commonly used for file sharing of video content on the PC.  We have added to the MPEG 2 decoders used on the PC, the capability to decode MPEG 4 files, allowing consumers to display content stored on their PCs using a television.  We have also introduced

MPEG 2 encoding ICs.  This technology is an important part of the DVD recorder system.  With the acquisition of Oak Technologies we obtained the MPEG-2 technologies required for high definition television applications including set-top boxes and televisions.  We have also developed MPEG 4 technology-both for compression and decompression-enabling the capture and playback of high quality video clips for portable applications including, digital still cameras and digital tape-less camcorders  With the acquisition of Emblaze Semiconductor, we obtained MPEG-4 part 10 compression and decompression technologies, also known as the Advanced Video Codec, or AVC, that are used in mobile telephone applications for video conferencing and video capture.

Audio Technology

The Dolby Digital Standard.  In 1992, Dolby Laboratories launched Dolby Digital, an audio compression technique which has emerged as an industry standard.  Dolby Digital was developed as a successor to Dolby’s Pro Logic analog technique for use in multi-channel digital surround sound systems.  It is currently used in movie theaters comprising over 24,000 screens worldwide and is also used in home theater and computer multimedia applications.  Digital compression of audio data allows the storage of full quality multi-channel audio playback in the limited space allocated for audio in video-oriented formats.  It also facilitates the seamless integration of sound with compressed video.  The Dolby Digital audio compression standard is currently the principal audio compression technique used in DVD players.  Dolby Digital has also been adopted as a standard for use in high-definition television and digital cable systems.

Other Audio Standards.  Other digital audio compression standards currently in use include: DTS, an audio compression standard that competes with Dolby Digital; MLP, a compression standard for DVD audio; Windows Media Audio, or WMA, a standard developed by Microsoft; Advance Audio Codec, or AAC, a compression standard used in HDTV and MP3, used for the download of audio recordings from the Internet.

Zoran Audio Technology.  Working closely with Dolby Laboratories, we have developed a programmable audio digital signal processing engine with an architecture optimized for Dolby Digital and other demanding audio applications, and we were the first to develop a single-chip solution for Dolby Digital decoding.  Our family of Vaddis® DVD decoders and audio processors now incorporate this engine to allow systems manufacturers to replace system components with software modules, differentiate their products from their competition, use Zoran’s SiliconSoftware® library of advanced audio algorithms, and reduce system costs and time to market.  In addition to Dolby Digital, our DVD decoders and audio processors support all principal audio compression standards, including DTS, MLP and MP3.  Zoran’s integrated circuits also include additional functions such as Virtual Multi Channel Digital, surround sound for headphones, high definition CD, karaoke processing and speaker equalization.  Our audio technology is integrated with our video technology in many of our products.  Multiple audio algorithms like AAC, Dolby Digital and others are embedded in our DTV ICs, and other algorithms are included in our digital camera ICs.

Printing Technology

Zoran Controller Technology.  As a result of our acquisition of Oak in August 2003, we obtained Oak’s IC-based controller technology that enables users of our customers’ computer peripheral products such as printers, copiers and multi function peripherals, or MFPs, that perform document imaging function to print, scan, copy, process and transmit documents.  For hardware-based printing solutions, our Imaging division designs high-performance, full-featured compression application specific integrated circuits, or ASICs, imaging DSP ICs, resolution-enhancement ASICs and system-on-a-chip, or SOC, solutions for digital copiers, printers, scanners, fax machines and MFPs.

Zoran Digital Page Processing Technology.  Also as a result of the Oak acquisition, we obtained Oak’s digital page processing technology, used to create software for processing page description languages such as Postscript and PCL.  For software-based printing solutions, our Imaging Division offers integrated, modular, embedded software products, intended to provide the performance, output, quality, compatibility and network connectivity required for today’s printing peripheral market.  In addition, we provide complementary personal computer software products, including printer drivers and standards-based technology to enable manufacturers of peripherals to design and develop differentiated products.

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

•                  Mobile—image and video compression and decompression products based on JPEG and MPEG 4 technologies.

•                  Digital Imaging—IC-based controller products and digital page processing software for the digital imaging, production and printing market.

The following table lists our principal multimedia integrated circuits currently in production, including the months in which initial production units were first made available to customers:

Product Family	Products	Initial Commercial Shipment	Principal Applications
DVD	Vaddis® V integrated DVD decoder (ZR36750)	May 2001	DVD players and recorders
	Vaddis® 6 integrated DVD decoder (ZR36768)	December 2002	DVD players
	Vaddis® 5R video playback chip (ZR36750)	July 2003	DVD players and recorders
	Activa™ 100—MPEG 2 encoder (ZR35100)	February 2004	DVD recorders
	Vaddis® 7 integrated DVD decoder (ZR36776)	March 2004	DVD players
	HDXtreme™ (ZR36721)	March 2004	DVD players and recorders
	Vaddis® 8 integrated DVD decoder (ZR36868)	August 2004	DVD players

DTV	Graphics accelerator (TL751)	January 2003	HD set-top boxes
	Multistream management, security decryption —companion to 851 (TL811)	September 2000	HDTV and HD set-top boxes
	HD decoder display processing, graphics acceleration (TL851)	June 2001	HDTV and HD set-top boxes
	Gen 9® integrated HD decoder with 64 Bit CPU and Audio DSP Core (TL 955)	June 2002	HDTV and HD set-top boxes
	Gen 9® integrated HD decoder with 64 bit CPU and audio DSP core (TL 945)	July 2002	HDTV and HD set-top boxes
	SupraTV integrated SD decoder with 32-bit CPU and audio DSP core (ZR39140)	September 2003	SDTV and SD set-top boxes
	Gen 9 Elite® integrated HD decoder with dual 32 bit CPU and audio DSP core (ZR 391055)	October 2004	HDTV and HD set-top boxes

Mobile	Digital camera processor—COACH™-LC (ZR36420)	March 2000	Digital cameras, security
	Digital camera processor—COACH™-5 (ZR36430)	June 2002	Digital cameras, security
	Digital camera processor—COACH™ 6 (ZR36440)	October 2003	Digital cameras, security
	Digital camera processor—COACH™ 7 (ZR36450)	July 2004	Digital cameras, security
	Approach™ multimedia application coprocessor- (ER4521)	July 2004*	Wireless and multi-media applications
	Approach™ multimedia application accelerator- (ER4525)	July 2004*	Wireless and multi-media applications

Digital Imaging	4110 Inkjet and laser high performance mid range print head controller platform	March 2003	Mid range inkjet MFP’s and laser printers
	4100 Inkjet high performance low cost print head controller platform	October 2003	Low cost inkjet MFP’s
	Integrated Print System (IPS™) 6.0 Embedded Software	April 2003	Print devices connected to a network
	IPS™/Conductor (IPS™/DDK)	September 2004	Print devices connected to Microsoft operating systems
	Integrated Print System (IPS™) 7.0 Embedded Software	November 2004	Print devices connected to a network

* - Available as a result of the acquisition of Emblaze Semiconductor, Ltd.

DVD.  Our Vaddis decoders perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DTS and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information.  The Vaddis has additional computational power that can be utilized for customer differentiation features.  For example, it can incorporate virtual surround sound algorithms without the addition of hardware.  This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers and the Vaddis.  The Vaddis 5 integrates the host controller and incorporates DVD audio capability and progressive scan output features that are part of current high-end DVD player systems.  The Vaddis 6 is a DVD system-on-a-chip which integrates the principal functionality of the Vaddis 5 family with the additional functionality of the front-end servo and read channel, further reducing chip count and system cost for DVD player manufacturers.  The Vaddis 7 incorporates the Vaddis 6 with the addition of MPEG 4 decode and an interface that can support high definition television.  The Vaddis 8 incorporates the Vaddis 7 with the addition of Super Audio CD, or SACD, upscaler and HDMI transmitter functionality.  In 2004, we introduced HDXtreme technology that allows DVD play back and the viewing of JPEG pictures on a HDTV with an HDMI interface.  The Activa 100 is a full featured MPEG-2 video encoder.  The Vaddis 5R is a video playback chip that is specifically designed to be a companion to the Activa 100 in a DVD recorder.  Vaddis decoders are used in DVD players.  In 2004, we began volume shipments of the Activa 100 and Vaddis 5R for use in DVD recorders from several manufacturers.  We also provide full reference designs of DVD players and DVD recorders based on our Vaddis and Activa chips that help our customers accelerate the time to market for their products.

DTV.  Our DTV Division, obtained by combining part of the Oak operations and existing activities in Zoran, offers integrated circuit products for both high definition and standard definition digital television formats for televisions, set top boxes and related applications, including personal video recorders.  Our TL 8xx two-chip solution has been in volume production since 2001.  In 2003, we began shipping its next generation of HDTV products, the Generation 9 system on a chip.  In 2004 we began shipping the Generation 9 Elite system on a chip which utilizes dual CPU’s resulting in higher performance with lower power consumption compared to the Generation 9.  In 2004, we also began shipping production volumes of the SupraTV 140 and SupraTV 150 standard definition ICs for use in the worldwide standard definition digital terrestrial, satellite and cable broadcast markets.  Our DTV Division is continuing to develop products to address the needs of the emerging digital television market.

Mobile.  Our JPEG technology is used in digital cameras.  In 1999, we introduced our first Camera On A CHip, or COACH™—an integrated system on a chip solution that includes most of the electronics of a digital camera.  The COACH™ can be connected directly to a high-resolution CCD or CMOS sensor, process the video information in real time, compress the captured image in real time, interface an LCD or micro display and interface to all types of flash memory.  Among the unique capabilities of the COACH is the ability to transfer in real time, over a USB bus, high quality video to the PC and function as a PC video camera.  The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment.  The COACH is supplemented by digital camera reference designs, “CamON” and “CamMini,” shortening the time to market for COACH customers.   In 2004, we introduced our MPEG-4 Codec based COACH enabling digital cameras to incorporate basic digital camcorder capabilities.  These MPEG-4 encoded video clips can be displayed on a PC or TV.  The clips can also be edited using a PC.  As a result of our acquisition of Emblaze Semiconductor in July 2004, our Mobile Products Division also offers mobile multimedia telephone products.  In late 2004, the Mobile Products Division discontinued its line of the CMOS sensor products in order to increase its focus on digital camera and mobile multimedia telephone products.

Digital Imaging.  To address the consumer market for personal printers and the increasing demand for PC independent printing appliances, we have designed a scalable and extendable architecture, referred to as Quatro, which is a programmable SOC solution for consumer oriented imaging and printing appliances.  These include multifunction color inkjet and laser devices that feature print, copy, scan and fax capabilities and allow image-rich content such as web pages, digital photos and scanned documents to be printed without the use of a PC.  At the heart of the Quatro are four key elements: a 32 bit RISC CPU core; a Quatro SIMD DSP core; an industry-standard internal bus; and an easy to use C-based programming environment.  The 4110 and the 4100 ASIC’s are designed for mid-range and entry level inkjet printers, respectively.  The Integrated Print System, or IPS 7.0, is a modular, scalable embedded software product that provides processing and control functions for a document imaging peripheral device.  IPS was developed based on a long standing expertise in page description language interpreters like PCL and Postscript.  The IPS product line gives the OEM the ability to build high performance, network enabled devices quickly and cost effectively.

Integrated Circuit Cores.  We offer multimedia integrated circuit, or intellectual property (“IP”), cores which can be incorporated into our customers’ chips.  For example, we license a video decoder IP core for conversion of an NTSC, PAL, or SECAM TV signal into a format that allows the information in the TV signal to be displayed on a TV monitor.  This IP core enables the integration of TV functionality into integrated circuits for LCD panels, LCD-TVs, Plasma Display TVs, set-top boxes, DTVs, projector systems, PC video capture and other applications.  Our video encoder IP cores perform the reverse function, converting component video data into an NTSC, PAL or SECAM TV signal.  This IP core has applications in ICs for graphics displays, set-top boxes, digital cameras, DTVs, DVD players, gaming systems and other applications.

Customers

The following table lists representative customers, as well as other OEMs who purchase our products through our resellers.  Each of these customers and OEMs purchased, directly or indirectly, at least $500,000 of our products from us during 2004:

Product Family	Direct Customers		Other OEMs
DVD	Alco Electronics LTD. Anam Electronics Co. LTD. Apex Digital, Inc. Arcam Argus Dalian Golden Hualu Digital Tech. Co. LTD. Everbest Industrial (HK) LTD. Gigastorage Co. Global Assets LTD.

Goodsino Technology Development LTD.

Mico Electric (HK) LTD.

Pacific Crown Industrial LTD.

Samsung Electronics

Shenzhen Kiaxinda Multi-Media Co. LTD.

Sichuan Changhong Electric. Co.

Vestel Komunikasyon Sanayi ve Ticareti

Anonim Serketi

Zhongshan Kenloon Lighting Co.

Orion Sanyo Sharp Toshiba

DTV	3S Digital Digital Stream TCL Thomson Electronics Humax	Marubun Mico Electric (HK) LTD. Motorola	Funai JVC Mitsubishi Mitsumi Sony

Mobile	Chicony Electronics Co. LTD. Concord Camera HK Limited Olympus Pentax Corporation	Premier Primax Electronics LTD. Samsung Electronics Zenitron Corporation

Digital Imaging	Benq Co. Canon Celestica Co. Epson Fuji Xerox Heidelberg Hewlett Packard Kyocera MITA	Lexmark Lite-On Technology Co. OkiData Co. Ricoh Samsung Electronics Sharp Toshiba Xerox

In 2004, Samsung Electronics accounted for 11% of our total revenues, while sales to our four largest customers accounted for 35% of our total revenues.   In 2003, Samsung Electronics and Fujifilm accounted for 17% and 14% of our total revenues, respectively, while our four largest customers accounted for 46% of our total revenues.

Research and Development

We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets.  We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio, video and imaging solutions.  Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio, video and imaging application markets.  In addition, we seek to design integrated circuits and cores, as well as near production ready reference designs which can reduce the time needed by manufacturers to integrate our products into their own products.

We have historically generated a portion of our revenues from development contracts with our strategic partners.  These development contracts provide that we will receive payments upon reaching certain development milestones and that we will retain ownership of the intellectual property developed.  Development contracts have enabled us to fund portions of our product development efforts, to respond to the feature requirements of our customers, to accelerate the incorporation of our products into our customers’ products and to accelerate the time-to-market of our customers’ products.  We anticipate, however, that in the future development contracts with strategic partners will fund a smaller portion of our development efforts than in the past.

We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Bi-national Industrial Research and Development Foundation.  These organizations fund up to 50% of incurred project costs for approved projects up to contract maximums.  The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received.  Reported research and development expenses are net of these grants, which fluctuate from period to period.  In 2004, we earned grants from these organizations totaling $1.5 million, and in 2003 we earned grants totaling $2.5 million.  The terms of Israeli Government participation also contain restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

As of December 31, 2004, we had a staff of 489 full-time and 139 part-time research and development personnel for a total of 628 research and development personnel.

Sales and Marketing

Our sales and marketing strategy is to focus on providing solutions to manufacturers seeking to design audio, video and imaging products for existing and emerging high volume consumer applications.  In cooperation with leading manufacturers of audio, video and imaging equipment in the commercial and consumer markets, we attempt to identify market segments which have the potential for substantial growth.  To implement our strategy, we have established a worldwide direct sales force in several sales and marketing offices located near our key customers and strategic partners, and a worldwide network of independent sales representatives and resellers.  In some cases, our strategic partners also provide sales and marketing support.

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

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date.  We sell our products primarily through our 95-person direct sales staff, of whom 10 are located in the United States and 85 are located internationally.  Our United States sales staff is primarily responsible for sales in North America, Europe and South America.  Sales management and sales operations staff also reside in the United States.  Our marketing staffs in China, Japan, Korea and Taiwan are responsible for marketing in their respective regions.  In addition, we sell our products indirectly through five commissioned sales representatives as well as selected distributors.  We typically warrant our products for a 12-month period.  To date, we have not experienced material product returns or warranty expense.

We have opened offices in other parts of the world in order to better address specific markets.  During 1998, we opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets.  During 2000, we opened an office in Taipei, Taiwan in an effort to better address the digital camera market.  As of December 31, 2004, we had a staff of 211 employees in our China office and 38 employees in our Taiwan office, including sales, applications and customer support employees.  In addition, in 2001 we opened offices in Hong Kong and Korea, which had staffs of 3 employees and 17 employees, respectively, as of December 31, 2004.  These offices also provide sales, applications and customer support.

We distribute our products in Japan primarily through resellers.  We also operate an office in Tokyo to help promote our products in Japan, assist with the marketing of products not sold through resellers, such as integrated circuit cores and certain digital camera, digital video, digital television, imaging and JPEG products, and provide applications support for some of our customers.  At December 31, 2004, we had 25 employees in our Tokyo office.

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

Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987.  TSMC, Philips and Samsung are currently manufacturing our DVD, JPEG, DTV, imaging and some of our mobile products.  Fujitsu manufactures our USB multimedia controller chips.  Our independent foundries fabricate products for other companies and may also produce products of their own design.

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

Competition

Our existing and potential competitors include many large domestic and international companies that have substantially greater resources in the following areas:

•                  finance;

•                  manufacturing;

•                  technology;

•                  marketing; and

•                  distribution.

Some of these competitors also have broader product lines and longer standing relationships with customers than we do.  Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages.  ALi Corporation, Cheertek, Cirrus Logic, ESS, LSI Logic, Matsushita, MediaTek, Sony, STMicroelectronics, Sunplus and Texas Instruments have introduced integrated audio and video devices for DVD applications.  In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Sunplus and Texas Instruments.  In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus.  Cirrus Logic (Crystal Semiconductor), Fujitsu, Motorola, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products.  Our principal competitors for digital semiconductor devices in the digital television market include ATI Technologies, Broadcom, Conexant and ST Microelectronics.  Others who also participate in this market are Fujitsu, Genesis Microchip, IBM, LSI, Texas Instruments and Trident Microsystems.  Our principal competitors in the digital office market include Adobe Systems, Agilent, Electronics for Imaging, Inc., Global Graphics, Oasis Semiconductor, Peerless Systems, TAK Imaging and in-house captive suppliers.

We believe that our ability to compete successfully in the rapidly evolving markets for high performance audio, video and imaging technology depends on a number of factors, including the following:

•                  price, quality, performance and features of our products;

•                  the timing and success of new product introductions by itself, our customers and our competitors;

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

The DVD market is growing, and additional competitors are expected to enter the market for integrated circuits used in DVD players and DVD recorders.  We believe that several large consumer electronics companies with headquarters in Asia may be planning to enter this market and may attempt to develop MPEG hardware or software to compete with our products.  Some of these potential competitors may develop captive implementations for use only with their own PC, commercial or consumer electronics products.  This increased competition may result in price reductions, reduced profit margins and loss of market share.

Historically, average unit selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product.  We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures.  In order to offset expected declines in the average unit selling prices of our products, we will need to continually reduce the cost of our products and continue to integrate additional functions into our ICs.  We intend to accomplish this by implementing design changes that integrate additional functionality, lower the cost of manufacture, assembly and testing, by negotiating reduced charges by our foundries as and if volumes increase, and by successfully managing our manufacturing and subcontracting relationships.  Since we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities.  If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

Proprietary Rights and Licenses

Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information.  Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position.  We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limits access to our proprietary information.  We currently hold approximately 250 patents worldwide, and have additional patent applications pending.  Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products.  Additionally, we may not be able to obtain patents or other intellectual property protection in the future.  In particular, the existence of several consortiums that license patents relating to the MPEG standard has created uncertainty with respect to the use and enforceability of patents implementing that standard.  Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of December 31, 2004, we had 932 full-time and 139 part-time and contract employees, including 628 full-time employees,  part-time and contract employees primarily involved in research and development activities, 338 in marketing and sales, 66 in finance, human resources, information systems, legal and administration, and 39 in manufacturing control and quality assurance.  We have 210 full-time employees and 53 part-time and contract employees based in Israel, of which 226 employees, including both full time and contract employees, are involved in engineering and research and development.  We have 187 full time employees at our facilities in Sunnyvale, California, 146 employees at our facility in Woburn Massachusetts, and 178 full-time employees and 41 part-time contract employees at our facilities in Shenzhen and Shanghai, China.  The remaining employees are located in our international offices in Canada, Germany, England, Hong Kong, Japan, Korea and Taiwan.  We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel.  Competition for such personnel is intense.  Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage.  We believe that our employee relations are good.

Item 2—Properties

Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in November 2006.  A significant portion of our research and development and engineering facilities and our administration, marketing and sales operations are located in approximately 61,350 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in May 2005.  We lease facilities, primarily for sales, product development, and technical support, in Woburn, Massachusetts; Phoenix, Arizona; Manchester, England; Dortmund, Germany; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan; and Shenzhen, Shanghai and Hong Kong, China.  We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations in which we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3—Legal Proceedings

We and our Oak subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named 10 other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  The other proposed respondents were ASUSTek Computer.  Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology.  The complaint requested that the ITC institute an investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  On April 8, 2004, the ITC instituted an investigation based on Zoran’s complaint.  On

April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and these respondents were subsequently dismissed from the investigation pursuant to the terms of the settlement agreement.  On July 13, 2004, the ITC granted Zoran’s request that nine additional respondents be added to the investigation.  These additional respondents are Artronix Technology, ASUS Computer International, Audiovox Corporation, EPO Science and Technology, Inc., Initial Technology, Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Shinco Digital Technology Ltd. and Ultima Electronics Corporation.  On October 26, 2004, MediaTek filed a motion for summary determination seeking an order that two of the asserted patents were invalid.  This motion was denied on November 18, 2004.  On December 13, 2004, MediaTek filed another motion for summary determination seeking a similar order on different grounds.  This motion was denied on December 22, 2004.  The hearing took place in February 2005, and the target date for completion of the investigation is September 14, 2005.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.  Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants.  On June 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California.  On July 2, 2004, Defendants filed a First Amended Answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.  On July 22, 2004, Zoran and Oak moved to dismiss certain of defendants’ defenses and counterclaims and, on July 30, 2004, MediaTek filed a motion for summary judgment as to two of the three patents asserted by Zoran and Oak against MediaTek.  On December 9, 2004, the Court granted Zoran and Oak’s motion, in part, and dismissed certain of defendant’s counterclaims and affirmative defenses.  The Court also denied MediaTek’s motion for summary judgment.  On October 15, 2004, MediaTek filed a second motion for summary judgment seeking summary judgment on alternate grounds as to the same two patents.  This motion is nearly identical to the motion filed by MediaTek on October 26, 2004 in the ITC.  The hearing on this motion was held on December 10, 2004.  The Court has not ruled on this motion.  On October 29, 2004, Zoran and Oak voluntarily dismissed two of their three claims against defendants without prejudice and refiled those two claims as a separate lawsuit against the defendants.  The parties have stipulated, and the Court has agreed, that the newly filed action will be consolidated for all purposes with the first filed action, including for purposes of trial and all pre-trial scheduling.  On January 3, 2005, defendants Audiovox Corporation, Artronix Technology, Inc., ASUS Computer International, Inc., Initial Technology, Inc., Changzhou Shinco Digital Technology Co., Ltd., EPO Science and Technology Co., Inc., Micro-Star International, Co., Ltd., MSI Computer Corp., Shinco International AV Co. and Ultima Electronics Corp. were added to this case by stipulation of the parties.  No trial date has yet been set in these consolidated actions.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On August 26, 2004, the ITC instituted an investigation.  On September 24, 2004, MediaTek filed a motion to amend the complaint to add one additional patent and to name Sunext Technology Co., Ltd. as a respondent.  This motion was granted on October 7, 2004.  Discovery is currently underway.  On February 16, 2005, MediaTek filed a motion for leave to amend the complaint and notice of investigation to assert additional claims of the MediaTek patents against Oak, Zoran and Sunext.  That motion was denied on March 4, 2005.  Discovery is currently open.  The hearing is scheduled to begin on June 27, 2005 and the target date for completion of the investigation is November 15, 2005.

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

Item 4—Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

Executive Officers

The names of our executive officers and their ages as of December 31, 2004 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	60	President, Chief Executive Officer and Director
Camillo Martino	43	Executive Vice President and Chief Operating Officer
Karl Schneider	50	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	53	Senior Vice President, Business and Strategic Development

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

Camillo Martino joined Zoran as Executive Vice President and Chief Operating Officer in August 2001.  From January 2001 through July 2001, Mr. Martino served as Chief Executive Officer of Merinta Inc. engaged in the business of delivering integrated Linux-based internet appliance solutions to network operators.  From May 2000 to December 2000, Mr. Martino served as Marketing Director for National Semiconductor.  From February 2000 to May 2000, he served as Vice President & General Manager—International Operations for Netpliance Inc., an internet appliance company.  From April 1987 through February 2000, Mr. Martino served in various marketing, applications engineering and business management positions for National Semiconductor.  Mr. Martino holds a Graduate Diploma in Digital Communications from Monash University, and a B.App.Sc.  in Electrical Engineering from the University of Melbourne.

Karl Schneider joined Zoran as Corporate Controller in January 1998 and was elected Vice President, Finance and Chief Financial Officer in July 1998 and Senior Vice President, Finance and Chief Financial Officer in July 2003.  From September 1996 through 1997, Mr. Schneider served as Controller for the Film Measurement and Robotics and Integrated Technologies divisions of KLA-Tencor, a semiconductor equipment company.  Mr. Schneider served as the Corporate Controller for SCM Microsystems, Inc. from October 1995 to September 1996, Controller for Reply Corporation from January 1994 to September 1995, Director of Finance for Digital F/X from October 1992 to January 1994 and Controller for Flextronics from September 1987 through June 1991.  Mr. Schneider holds a B.S. in Business Administration from San Diego State University.

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

PART II

Item 5—Market for Registrant’s Common Stock and Related Stockholder Matters

We effected our initial public offering of our common stock on December 15, 1995.  Since that date, our common stock has been quoted on the Nasdaq National Market under the symbol “ZRAN.” The following table sets forth the high and low closing sales price of our common stock as reported on The Nasdaq National Market for the periods indicated:

	High	Low
2003
First Quarter	$17.47	$10.85
Second Quarter	$20.74	$12.65
Third Quarter	$27.28	$19.57
Fourth Quarter	$20.94	$15.26
2004
First Quarter	$22.20	$15.70
Second Quarter	$18.89	$16.44
Third Quarter	$18.50	$13.95
Fourth Quarter	$16.35	$9.85

As of December 31, 2004, there were 342 holders of record of our common stock.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$378,864	$216,528	$149,117	$107,709	$79,671
Gross profit	152,629	85,477	62,213	42,969	41,678
Operating income (loss)	(46,857)	(72,004)	6,831	(44,804)	(27,867)
Net income (loss)	(47,354)	(67,978)	5,698	(36,065)	(20,608)
Diluted net income (loss) per share (1)	$(1.11)	$(2.05)	$0.20	$(1.38)	$(0.91)
Shares used in diluted per share calculations (1)	42,788	33,231	28,629	26,190	22,605

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$70,413	$126,366	$137,075	$110,105	$175,638
Working capital	109,320	146,810	159,732	130,777	197,719
Total assets	599,281	622,237	345,848	331,344	359,466
Accumulated deficit	(203,824)	(156,470)	(88,492)	(94,190)	(58,125)
Total stockholders’ equity	$500,627	$534,279	$311,012	$297,838	$331,454

(1)                                  See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares and net income (loss) per share.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Results for Quarters Ended March 31, June 30 and September 30, 2004

In connection with the review and evaluation of the effectiveness of our internal control over financial reporting undertaken pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management discovered that excess stock compensation expenses had been recognized during the quarters ended March 31, June 30 and September 30, 2004.  The compensation expense was related to options that we had assumed as part of our acquisition of Oak Technology, Inc. in 2003.  Under purchase accounting, part of the cost relating to the acquisition was attributed to the assumed options and was to be recognized over time as the options continued to vest, based on each option holder’s continued employment with Zoran.  If an option holder’s employment terminated before the option was fully vested, vesting would cease, and we would no longer recognize compensation expense related to that option.  At the time of the acquisition, a schedule was prepared detailing the terms of each assumed option; however, the names of the option holders were omitted from the schedule for reasons of confidentiality.  After the acquisition was completed, we did not update our personnel or financial records to include the omitted information. As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased, and did not reverse stock based compensation expense recognized in excess of amounts that actually vested.

To correct this error, we have restated the financial results that we previously reported for the quarters ended March 31, June 30 and September 30, 2004.  For information about the effects of the restatement, see Selected Quarterly Financial Information included in Item 8 of this annual report. The effect of the error on periods in 2003 was not material, and therefore, no adjustment was made for such periods.  The financial information included in Form 10-Q and Form 8-K reports previously filed or furnished by Zoran for these periods should not be relied upon and are susperceded by the information in this Form 10-K.

Overview

Prior to the acquisition of Oak Technology, Inc. on August 11, 2003, our products consisted of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems.  As a result of the acquisition of Oak, we now also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.  Subsequent to our acquisition of Emblaze on July 8, 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market.

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

Our selling, general and administrative expenses consist primarily of employee-related expenses, sales commissions, product promotion and other professional services.  We expect that selling, general and administrative expenses will continue to increase to support our anticipated growth.

We conduct a material amount of our research and development and certain sales and marketing and administrative operations in our foreign subsidiary offices.  As a result, some of our expenses are incurred in foreign currency.  To date, substantially all of our hardware product revenues and our software and other revenues have been denominated in U.S. dollars and most costs of hardware product revenues have been incurred in U.S. dollars.  We expect that most of our revenues and costs of revenue will continue to be denominated and incurred in U.S. dollars for the foreseeable future.  We have not experienced material losses or gains as a result of currency exchange rate fluctuations and have not engaged in hedging transactions to reduce our exposure to such fluctuations.  We may in the future elect to take action to reduce our foreign exchange risk.

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2004 and 2025, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2004.

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

Following the completion of the acquisition, the results of operations of Emblaze have been included in our consolidated financial statements.  Accordingly, our results of operations for the year ended December 31, 2004 includes Emblaze’s operations from July 8, 2004, while such operations are not reflected in our results of operations for the years ended December 31, 2002 and 2003.

Oak Technology, Inc.

On August 11, 2003, we completed our acquisition of Oak through the merger of Oak with a wholly-owned subsidiary of Zoran.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements.  Accordingly, our results of operations for the year ended December 31, 2004 includes Oak’s operations for the full period, while our results of operations for the year ended December 31, 2003 only reflect Oak’s results of operations between August 12, 2003 and December 31, 2003, and our results of operations for the year ended December 31, 2002 reflect only Zoran’s historical operations.

Segments

Subsequent to the acquisition of Oak Technology, Inc. in 2003, we determined that Zoran has four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the Digital Camera group was combined with the Emblaze Mobile segment and was renamed the Mobile group.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD segment and Imaging segment also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

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

•                  Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value.  We write down inventories to net realizable value based on forecasted demand and market conditions.  Actual demand and market conditions may be different from those projected by our management.  This could have a material effect on our operating results and financial position.  Inventory write-downs are not reversed and permanently reduce the cost basis of the affected inventory until such inventory is sold or scrapped.

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

•                  We hold minority interests in private companies having operations or technology in areas within our strategic focus.  At December 31, 2004, these investments totaled $4.7 million.  We record an investment impairment charge when we believe an investment has experienced a decline in value.  We assess the value of this investment principally by using information acquired from the investee, including historical and projected financial performance and recent funding events.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value thereby possibly requiring an impairment charge in the future.  In 2002, we recorded non-cash investment impairment charges of $2.4 million in conjunction with investments in private companies.

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

•                  We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  In the event actual results differ from these expectations, then the resulting impact to income would be assessed in the period such determination was made.  If it becomes likely that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  This determination includes a process for providing estimates for future taxable income, and requires the use of significant judgment.  Any future release or adjustment to the valuation allowance is only made based upon a change in circumstances that triggers a change in judgment, about the realizability, with reasonable assurance, of the related deferred tax asset in future years.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated and percentage changes from period to period:

				Percentage change
	Years ended December 31,			2004 to 2003	2003 to 2002
	2004	2003	2002

Revenues:
DVD hardware products	58.5%	69.2%	84.1%	48.1%	19.5%
DTV hardware products	7.5%	5.9%	—	*	*
Mobile hardware products	8.3%	13.4%	10.7%	8.5%	81.4%
Imaging hardware products	9.0%	4.0%	—	*	*
Total hardware product revenues	83.3%	92.5%	94.8%	57.7%	41.7%
Imaging software	13.3%	2.8%	—	*	*
Licensing, development and other	3.4%	4.7%	5.2%	24.8%	32.3%
Total software and other revenues	16.7%	7.5%	5.2%	287.8%	108.8%
Total revenues	100.0%	100.0%	100.0%	75.0%	45.2%
Cost and expenses:
Cost of product sales	59.7%	60.5%	58.3%	72.6%	50.8%
Research and development	21.7%	18.7%	14.8%	103.6%	83.0%
Selling and administrative	17.7%	19.3%	16.7%	60.7%	68.0%
Amortization of intangible assets	12.0%	8.8%	5.6%	139.4%	132.5%
Deferred stock compensation	1.1%	2.9%	—	(35.5)%	*
Restructuring expense	0.2%	—	—	—	—
In-process research and development	—	23.1%	—	—	—
Total costs and expenses	112.4%	133.3%	95.4%	47.5%	*
Operating income (loss)	(12.4)%	(33.3)%	4.6%	(34.9)%	*
Interest income	0.3%	2.5%	4.7%	(75.7)%	(23.6)%
Other income (loss), net	—	—	(4.4)%	*	*
Income (loss) before income taxes	(12.1)%	(30.8)%	4.9%	(31.2)%	*
Provision for income taxes	0.4%	0.6%	1.1%	13.0%	*
Net income (loss)	(12.5)%	(31.4)%	3.8%	(30.3)%	*

Supplemental
Product gross margin	28.3%	34.6%	38.5%	29.3%	27.2%

(*)  not meaningful

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.  Total revenues increased by $162.4 million, or 75%, to $378.9 million in 2004 from $216.5 million in 2003.  The increase in total revenues resulted primarily from an increase in DVD segment revenues of $70.5 million, or 44.5%, and Imaging segment revenues of $69.7 million, or 473.5%.  DTV and Mobile segment revenues also grew in 2004 by $15.3 million, or 109.8%, and $6.9 million, or 23.8%, respectively.  The increase in DVD segment revenues was due to an increase in hardware product revenues of $72.0 million due to increased unit sales of DVD products partially offset by a decrease in software and other revenues of $1.4 million.  The increase in revenues for both the Imaging and DTV segments were primarily due to the inclusion of these revenues from the former Oak operations for the entire year in 2004, compared to approximately four and a half months for 2003, subsequent to the Oak acquisition in August 2003.  The increase in Mobile segment revenues was due to an increase in software and other revenues of $4.4 million and increases in hardware product revenues of $2.5 million.  The increase in Mobile segment software and other revenues was primarily due to the Emblaze Semiconductor acquisition in July 2004.  The increase in Mobile segment hardware product revenues was due to increased sales of Mobile products.

Hardware product revenues increased by $115.4 million, or 57.7%, to $315.7 million in 2004 from $200.3 million in 2003.  The increase in hardware product revenues resulted from increases in the DVD segment of $72.0 million, Imaging segment of $25.3 million, DTV segment of $15.7 million and the Mobile segment of $2.5 million.  Both the DVD and Mobile segments’ hardware product revenue increases were due to increased unit shipments.  The increase in hardware product revenues for both Imaging and DTV segments were primarily due to the inclusion of these revenues from the former Oak operations for the entire year, compared to approximately four and a half months for 2003.

Software and other revenues increased by $46.9 million, or 287.8%, to $63.2 million in 2004 from $16.3 million in 2003.  The increase in software and other revenues resulted from an increase in the Imaging segment of $44.3 million, and the Mobile segment of $4.4 million partially offset by decreases in the DVD segment of $1.4 million and the DTV segment of $400,000.  The increase in Imaging segment software and other revenues was primarily due to the inclusion of Imaging revenues for the entire fiscal 2004 period as compared to approximately four and a half months for 2003 subsequent to the Oak acquisition in August of 2003.  The increase in Mobile segment revenues resulted from IP licensing agreements due to the Emblaze Semiconductor acquisition in July 2004.  The decrease for the DVD segment was due to a reduction in IP licensing revenue.

Cost of Hardware Product Revenues.  Cost of hardware product revenues was $226.2 million in 2004 compared to $131.1 million in 2003.  The increased costs were primarily due to increased unit shipments.  As a percent of hardware product revenues, hardware product costs were 71.7% in 2004 compared with 65.4% for 2003.  The increase was primarily due to charges of $14.7 million for inventory write-downs of which $14.0 million was attributable to excess inventory of DVD products, $508,000 was attributable to products from our discontinued CMOS image sensor product line and $200,000 from our other products.

Research and Development.  Research and development (“R&D”) expenses increased to $82.2 million in 2004 from $40.4 million in 2003, an increase of 103.6%.  This increase was driven primarily by the merger with Oak as well as the acquisition of Emblaze during July 2004.  Actual R&D expenses were offset in part by $1.5 million of research grants received from the Chief Scientist in Israel which is recorded as an offset to R&D expense.  These grants are provided by the Israeli government to fund specific R&D projects.  We are not obligated to repay the grants; however, future royalties may be owed to the government if the R&D activities result in commercial product sales.  We remain committed to investing in research and development to enhance our technology and development capabilities.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses increased to $67.1 million in 2004 from $41.8 million in 2003 representing a 60.7% increase.  This increase was primarily a result of the inclusion of the Oak and Emblaze operations, increased legal fees related to our pending patent litigation with Mediatek, Inc., costs of compliance with provisions of the Sarbanes-Oxley Act of 2002 and continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $45.4 million in 2004 from $19.0 million in 2003, an increase of 139.4%.  This increase was due to the addition of approximately $198 million of amortizable intangible assets acquired in the Oak acquisition in August 2003, and $24.2 million of amortizable intangible assets acquired in the Emblaze acquisition in July 2004.  At December 31, 2004, we had approximately $160.3 million in net intangible assets acquired through the Oak and Emblaze acquisitions which we will continue to amortize on a straight line basis through 2008.

Deferred Stock Compensation.  Deferred stock compensation was recorded primarily as a result of stock options granted in connection with the Oak acquisition.  For the year ended December 31, 2004, these charges were $4.1 million compared to $6.3 million during the prior year.  The 35.5% decrease for fiscal 2004 was due to the cancellation of options held by employees who terminated their employment during the year and the lower amortization associated with the graded vesting under the FIN 28 model.  As of December 31, 2004, we had a deferred stock compensation balance of $2.8 million which will be amortized over the remaining vesting period using the multiple option approach through the quarter ending September 30, 2007.

Restructuring Expense.  During the year ended December 31, 2004, we recorded restructuring charges of $746,000 due to the discontinuation of the Sensor product line of the Mobile group.  This charge included $523,000 related to the reduction in force of 15 employees for severance and other termination expenses, $173,000 for lease losses on abandoned office space and other miscellaneous legal and consulting fees of approximately $50,000.  There were no payments made prior to December 31, 2004 related to these charges.  All remaining balances at December 31, 2004 are expected to be paid out in cash.  Amounts related to facilities will be paid over the lease terms through June 2007 and the remaining amounts are expected to be paid by the end of the first quarter of 2005.

In-Process Research and Development.  There were no charges recorded for in-process research and development during 2004.   In 2003, approximately $50.1 million of the purchase price of Oak was allocated to in-process research and development for five R&D projects in various product divisions which had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was immediately expensed upon the acquisition date.  This amount was determined using management’s estimates including consultation with an independent appraiser.  The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%.  This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team.  The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.  These estimates did not take into account any potential synergies that could be realized as a result of the acquisition.  Revenues for the incremental core technologies developed are expected to commence in the fourth quarter of 2005 and extend through 2011.  Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  At December 31, 2004, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.  We expect that the in-process technologies will be successfully completed by the third quarter of calendar 2005 with approximately $3.4 million in costs remaining as of December 31, 2004.

Operating Loss.  The significant operating loss of $46.9 million in 2004 was primarily driven by the amortization of intangible assets of $45.4 million, deferred stock compensation expense of $4.1 million, and the $14.7 million charge taken in the fourth quarter for inventory write downs of which $508,000 was attributable to products from the discontinued CMOS image sensor product line and $14.2 million attributable to excess inventory primarily related to DVD products.  Absent these charges, the Company would have recorded operating income of $17.3 million for fiscal 2004.  For fiscal 2003, the operating loss of $72.0 million was primarily the result of a $50.1 million charge for in-process research and development expense, amortization of intangible assets of $19.0 million, deferred stock compensation of $6.3 million and other non recurring acquisition related expenses of $1.3 million (see SG&A discussion below).  Excluding these items, our operating income would have been $4.7 million for fiscal 2003.

Interest Income.  Interest income decreased by $4.1 million to $1.3 million in 2004 compared to $5.4 million in 2003.  The reduction was a result of the lower average cash balances during 2004 due to the use of cash in the Oak acquisition in August 2003 and in the Emblaze acquisition in July 2004.

Provision for Income Taxes.  Excluding charges related to the amortization of goodwill and the one time write down of inventory of $14.5 million, our estimated effective tax rate was approximately 9% for fiscal 2004 compared to the 10% recorded in 2003 based on net income excluding the amortization of goodwill and write-off of acquired in-process research and development.  We currently anticipate that our effective tax rate will remain approximately 10% in 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.  Total revenues increased by $67.4 million, or 45.2%, to $216.5 million in 2003 from $149.1 million in 2002.  The increase in total revenues resulted primarily from an increase in DVD segment revenues of $26.6 million, or 20.1%, Imaging segment revenues of $14.7 million, DTV segment revenues of $13.1 million and Mobile segment revenues of $13.0 million, or 80%.  The increase in DVD segment revenues was due to an increase in hardware product revenues of $24.5 million and an increase in software and other revenues of $2.1 million.  The increase in DVD hardware product revenues was due to increased sales of DVD products.  The revenues for both the Imaging and DTV segments were the result of our acquisition of Oak in August 2003.  The increase in the Mobile segment revenues was due to an increase in hardware product revenues based on increased sales of Mobile products.

Hardware product revenues increased by $58.9 million, or 41.7%, to $200.2 million in 2003 from $141.3 million in 2002.  The increase in hardware product revenues resulted from an increase in the DVD segment of $24.5 million, Mobile segment of $13.0 million, DTV segment of $12.8 million and the Imaging segment of $8.7 million.  Both the DVD and Mobile segments’ hardware product revenue increases were due to increased unit shipments.  The hardware product revenues for both the Imaging and DTV segments were the result of our acquisition of Oak in August 2003.

Software and other revenues increased by $8.5 million, or 108.8%, to $16.3 million in 2003 from $7.8 million in 2002.  The increase in software and other revenues resulted from increases in the Imaging segment of $6.0 million, and the DVD segment of $2.1 million.  The increase in Imaging segment software and other revenues was a result of our acquisition of Oak in August 2003.  The increase in DVD segment revenues was due to increased royalty revenue.

Cost of Hardware Product Revenues.  Cost of hardware product revenues was $131.1 million in 2003 compared to $86.9 million in 2002.  The increased costs were primarily due to increased unit shipments.  As a percent of hardware product revenues, hardware product costs were 65.4% in 2003 compared with 61.5% for 2002.  The increase in hardware product costs as a percent of hardware product revenues was primarily due to lower average selling prices for our DVD products partially offset by lower costs as a percent of revenue for our Mobile, Imaging and DTV products.

Research and Development.  R&D expenses increased to $40.4 million in 2003 from $22.1 million in 2002.  This increase was driven almost entirely by the merger with Oak including its investment in the emerging DTV business.  With only 3% of this net increase related to the legacy Zoran business, legacy R&D spending remained relatively flat in terms of absolute spending.  Actual increases in R&D expenses were offset in part by $2.5 million of research grants received from the Chief Scientist in Israel which is recorded as an offset to R&D expense.  These grants are provided by the Israeli government to fund specific R&D projects.  We are not obligated to repay the grants; however, future royalties may be owed to the government if the R&D activities result in commercial product sales.

Selling, General and Administrative.  SG&A expenses increased to $41.8 million in 2003 from $24.8 million in 2001.  About 60% of this increase was due to the acquisition of Oak, and about 40% was due to increases in our customer and application support in the Asia Pacific region during 2003.  A portion of the Oak spending was the result of non-recurring acquisition related expense of $1.3 million related to previous acquisition obligations of Oak assumed by Zoran.  In general, these commitments were made to ensure the proper transfer of employee knowledge and intellectual property during the integration of the companies.  Excluding the effect of the Oak acquisition, the SG&A spending level of the legacy Zoran business was consistent at approximately 17% of total revenues which was in line with revenue growth.

Amortization of Intangible Assets.  Amortization of intangible assets increased from $8.2 million in 2002 to $19.0 million in 2003.  The amortization in 2002 related to intangible assets related to Zoran’s acquisition of Nogatech and Pixelcam in 2000.  The increase during 2003 is due to the amortization of intangible assets acquired from Oak.

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

Operating Loss.  The significant operating loss of $72.0 million in 2003 was driven primarily by a $50.1 million charge for in-process research and development expense.  Excluding this charge and other acquisition-related expenses including amortization of intangible assets of $19 million, deferred stock based compensation of $6.3 million, and other non recurring acquisition related expenses of $1.3 million, our operating income would have been $4.7 million, or 2.2% of total revenues.  This compares with an adjusted operating income of $15.3 million, or 10.2% of total revenues, in 2002 after excluding charges related to the amortization of intangibles of $8.2 million and deferred stock compensation of $300,000.

The decrease in operating income was due in large part to the acquisition of Oak and the negative operating contribution of $9.9 million made by the DTV segment, which was in the early stages of commercial sales, and temporary operating losses (see below) of the Imaging division of $3.0 million.  Within the legacy Zoran business, the decline in DVD gross margins was partly offset by improved efficiencies in operating expenses and the $2.5 million in research and development grants from the Chief Scientist in Israel.

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

Liquidity and Capital Resources

At December 31, 2004, we had $37.4 million of cash and cash equivalents, $33.0 million of short-term investments and $52.8 million of investments that have maturity dates that are beyond one year and therefore are classified as other assets.  At December 31, 2004, we had $109.3 million of working capital.

Our operating activities used cash of $15.0 million during 2004, primarily due to an increase in net inventory of $32.3 million which was partially offset by $11.8 million of net income before non-cash related expenses including amortization of intangibles, deferred stock compensation and depreciation.  The cash used in operations was also impacted by the increase in prepaid expenses and other assets of $6.6 million which was offset by increases in accounts payable, accrued expenses and other liabilities totaling $6.7 million as well as the reduction of net accounts receivable by $5.4 million.

Cash used in investing activities was $3.5 million during 2004, principally reflecting the net proceeds from sales and maturities of investments totaling $58.0 million offset by the use of $54.2 million in the Emblaze acquisition.  In addition we spent $8.4 million for property and equipment which was offset by proceeds of approximately $978,000 from the sale of a building in Taiwan.

Cash provided by financing activities was $8.0 million during 2004 and consisted of proceeds received from issuances of common stock through exercises of employee stock options and employee stock purchase programs.

Our operating activities provided cash of $8.8 million during 2003, primarily due to our $13.7 million of net income before non-cash related expenses including amortization of intangibles and deferred stock compensation, in-process research and development and depreciation.  The cash provided from operations was reduced by net changes in current assets and liabilities of $7.2 million.  The increase in accounts receivable of $23.1 million was offset by decreases in prepaid expenses and other current assets of $11.4 million and net increases in accounts payable, accrued expenses and other liabilities of $6.6 million.

Cash used in investing activities was $9.6 million during 2003, principally reflecting the purchase of short-term and long-term marketable investments, net of proceeds from sales and maturities of $40.7 million offset by the use of $40.8 million in the Oak acquisition.  In addition we spent $9.4 million for property and equipment and intellectual property.

Cash provided by financing activities was $17.2 million during 2003 and primarily consisted of $19.9 million received from issuances of common stock through exercises of employee stock options and employee stock purchase programs offset by $2.7 million paid on an installment note related to a previous technology acquisition.

At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following is a summary of fixed payments related to certain contractual obligations (in thousands):

Contractual Obligation	Total	2005	2006	2007

Operating leases	$16,865	$8,255	$6,907	$1,703
Purchase commitments	46,045	46,045	—	—
Total	$62,910	$54,300	$6,907	$1,703

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

•                  the timing of new product introductions or enhancements by us and our competitors;

•                  the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•                  the timing or cancellation of large customer orders;

•                  the length and variability of the sales cycle for our products;

•                  pricing policy changes by us and by our competitors and suppliers;

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

•                  terrorism and international conflicts or other crises, such as the outbreak of Severe Acute Respiratory Syndrome, or SARS, several years ago;

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

Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the addition of manufacturing capacity in large increments.  We cannot predict whether we will achieve timely, cost-effective access to that capacity when needed, or when there will be a capacity shortage again in the future.

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

In the consumer electronic market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, DVD recorders, digital cameras, broadband digital television and HDTV.  These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the features or reduce the prices of the systems they sell.  If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

In the digital office market, our performance has been dependant on our ability to successfully develop embedded image processing system on a chip, or SOC, solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for a variety of imaging peripherals, including printers and multi-function peripherals, or MFPs.  Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices.  Some of our competitors have the capacity to supply these solutions, and some of their solutions have been well received in the marketplace.  We face the challenge of developing new imaging products with the capability to handle greater color and image complexity, including web-based documents, and work with higher-performing devices in networked environments.  If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future operating results could suffer.

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

Our largest customers have accounted for a substantial percentage of our revenues.  In 2004, one customer accounted for 11% of our total revenues while sales to our four largest customers accounted for 35% of our total revenues.   In 2003, two customers accounted for 17% and 14% of our total revenues, respectively, while our four largest customers accounted for 46% of our total revenues.  Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future.  These sales also may fluctuate significantly from quarter to quarter.  We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us.  Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results.  In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

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

The Federal Communications Commission, or FCC, has broad jurisdiction over our target markets in the digital television business.  Various international entities or organizations may also regulate aspects of our business or the business of our customers.  Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation.  For example, before they can be sold in the United States, advanced televisions and emerging interactive displays must be tested and certified by Underwriters Laboratories and meet FCC regulations.  Accordingly, the effects of regulation on our customers or the industries in which our customers operate may in turn harm our business.  FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products.  In addition, our digital television business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on our suppliers or by the imposition of export restrictions on products that we sell internationally.  Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.  For example, any delays by the FCC in imposing its pending requirement that all new televisions have a digital receiver could have an adverse effect on our HDTV business.

We are dependent upon our international sales and operations; economic, political or military events in a country where we make significant sales or have significant operations could interfere with our success or operations there and harm our business.

During 2004, only 9% of our total revenues were derived from North America sales.  We anticipate that international sales will continue to account for the majority of our total revenues for the foreseeable future.  In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to a variety of risks inherent in doing business internationally, including:

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

•                  reduced demand for consumer electronic products due to a potential economic slowdown;

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

We have generally limited access to and distribution of the source and object code of our software and other proprietary information.  With respect to its page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and platforms for its HDTV products, Oak has granted licenses that give its customers access to and restricted use of the source code of Oak’s software.  This access increases the likelihood of misappropriation or misuse of our technology.

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

Claims and litigation regarding intellectual property rights could seriously harm our business and require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran are currently parties to a number of patent-related lawsuits, both as plaintiff and defendant.  We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights.  Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement.  Pending and future litigation, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights.  These lawsuits, regardless of their success, are time-consuming and expensive to resolve and would management time and attention.  Pending or future intellectual property litigation could force us to do one or more of the following:

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

Our future net income and cash flow will be affected by our ability to apply our net operating losses, or NOLs, against taxable income in future periods.  Our NOLs totaled approximately $271 million for federal and $93 million for state tax reporting purposes as of December 31, 2004.  As a result of the change of control resulting from our initial public offering in 1995, the amount of NOLs that we can use to reduce future taxable income for federal tax purposes is limited to approximately $3.0 million per year.  The Internal Revenue Code contains a number of provisions that could limit the use of NOLs against income of the combined company as a result of the merger or as a result of the combination of these transactions.  Our utilization of Oak’s NOLs may be further limited due to prior Oak transactions.  No opinion or IRS ruling has been sought regarding the potential application of any of these provisions.  Changes in tax laws in the United States may further limit our ability to utilize these NOLs.  Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

Any additional acquisitions we make could disrupt our business and severely harm our financial condition.

We have made investments in, and acquisitions of other complementary companies, products and technologies, and we may acquire additional businesses, products or technologies in the future.  In the event of any future acquisitions, we could:

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

We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2005.  Our capital requirements will depend on many factors, including:

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

Historically, we have financed a portion of our research and development activities with grants for research and development from the Chief Scientist in Israel’s Ministry of Industry and Trade.  We earned proceeds from such grants in 2003 and 2004 and we plan to seek additional grants from the Chief Scientist in the future.  To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis.  If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs.  We also receive tax benefits, in particular exemptions and reductions as a result of the “Approved Enterprise” status of our existing operations in Israel.  To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary.  If we fail to meet these conditions in the future, the tax benefits would be canceled and we could be required to refund the tax benefits already received.  These tax benefits may not be continued in the future at their current levels or at any level.  Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2004 and December 31, 2004, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $9.85 to a high of $22.20.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel will exceed the rate of devaluation of the new Israeli shekel in relation to the United States dollar, which will increase our costs as expressed in United States dollars.  We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at December 31, 2004, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 8—Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zoran Corporation

We have completed an integrated audit of Zoran Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 31, 2005

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$37,435	$47,994
Short-term investments	32,978	78,372
Accounts receivable, net of allowance for doubtful accounts of $1,409 and $1,234, respectively	59,863	65,224
Inventory	50,033	16,805
Prepaid expenses and other current assets	14,130	12,151
Total current assets	194,439	220,546
Property and equipment, net	17,190	20,029
Other assets and investments	68,619	73,686
Goodwill	150,151	119,091
Intangible assets, net	168,882	188,885
	$599,281	$622,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,017	$29,038
Accrued expenses and other liabilities	51,102	44,698
Total current liabilities	85,119	73,736
Other long-term liabilities	13,535	14,222
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2004 and December 31, 2003; 43,195,432 shares issued and outstanding as of December 31, 2004; and 42,347,584 shares issued and outstanding as of December 31, 2003	43	42
Additional paid-in capital	705,661	703,812
Deferred stock-based compensation	(2,791)	(13,014)
Accumulated other comprehensive income (loss)	1,538	(91)
Accumulated deficit	(203,824)	(156,470)
Total stockholders’ equity	500,627	534,279
	$599,281	$622,237

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Hardware product revenues	$315,697	$200,239	$141,314
Software and other revenues	63,167	16,289	7,803
Total revenues	378,864	216,528	149,117
Costs and expenses:
Cost of hardware product revenues	226,235	131,051	86,904
Research and development	82,245	40,402	22,083
Selling, general and administrative	67,086	41,748	24,856
Amortization of intangible assets	45,358	18,950	8,151
Deferred stock compensation	4,051	6,281	292
Restructuring expense	746	—	—
In-process research and development	—	50,100	—
Total costs and expenses	425,721	288,532	142,286
Operating income (loss)	(46,857)	(72,004)	6,831
Interest income	1,307	5,388	7,053
Other income (loss), net	(264)	1	(6,614)
Income (loss) before income taxes	(45,814)	(66,615)	7,270
Provision for income taxes	1,540	1,363	1,572
Net income (loss)	$(47,354)	$(67,978)	$5,698

Basic net income (loss) per share	$(1.11)	$(2.05)	$0.21

Diluted net income (loss) per share	$(1.11)	$(2.05)	$0.20

Shares used to compute basic net income (loss) per share	42,788	33,231	27,095

Shares used to compute diluted net income (loss) per share	42,788	33,231	28,629

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
			Additional		Deferred	Other
	Common Stock		Paid-In		Stock-Based	Comprehensive	Accumulated
	Shares	Amount	Capital	Warrants	Compensation	Income (Loss)	Deficit	Total

Balance at December 31, 2001	26,703	$27	$391,665	$717	$(375)	$(6)	$(94,190)	$297,838
Issuance of common stock	692	—	6,670	—	—	—	—	6,670
Expiration of warrant	—	—	717	(717)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	292	—	—	292
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	514	—	514
Net Income	—	—	—	—	—	—	5,698	5,698
Balance at December 31, 2002	27,395	27	399,052	—	(83)	508	(88,492)	311,012
Issuance of common stock	1,773	2	19,865	—	—	—	—	19,867
Issuance of common stock in conjunction with the acquisition of Oak Technology, Inc.	13,180	13	227,449	—	—	—	—	227,462
Issuance of stock options in conjunction with the acquisition of Oak Technology, Inc.	—	—	57,446	—	(19,212)	—	—	38,234
Amortization of deferred stock-based compensation	—	—	—	—	6,281	—	—	6,281
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	(599)	—	(599)
Net loss	—	—	—	—	—	—	(67,978)	(67,978)
Balance at December 31, 2003	42,348	42	703,812	—	(13,014)	(91)	(156,470)	534,279
Issuance of common stock	847	1	8,021	—	—	—	—	8,022
Amortization of deferred stock-based compensation, net	—	—	(6,172)	—	10,223	—	—	4,051
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	—	1,629	—	1,629
Net loss	—	—	—	—	—	—	(47,354)	(47,354)
Balance at December 31, 2004	43,195	$43	$705,661	$—	$(2,791)	$1,538	$(203,824)	$500,627

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(47,354)	$(67,978)	$5,698
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	9,754	6,367	3,247
Amortization of intangible assets	45,358	18,950	8,151
Amortization of deferred stock compensation	4,051	6,281	292
In-process research and development	—	50,100	—
Investment impairment charges	—	—	6,045
Allowance for doubtful accounts	175	640	125
Allowance for inventory	14,680	1,653	790
Realized loss on exchange of marketable securities	—	—	696
Changes in current assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,188	(23,126)	(2,218)
Inventory	(47,022)	(2,096)	2,205
Prepaid expenses and other current assets and other assets	(6,600)	11,416	(1,349)
Accounts payable	4,595	11,942	(7,816)
Accrued expenses and other liabilities	2,135	(5,370)	2,812
Net cash provided by (used in) operating activities	(15,040)	8,779	18,678
Cash flows from investing activities:
Capital expenditures for property and equipment	(8,401)	(6,165)	(1,983)
Proceeds from sale of property and equipment	978	—	—
Purchases of investments	(117,209)	(161,028)	(155,354)
Proceeds from sales and maturities of investments	175,252	205,192	144,990
Purchases of intellectual property	—	(3,218)	(1,681)
Purchases of long-term equity investments	—	(3,500)	—
Acquisition of Emblaze, net of cash acquired	(54,161)	—	—
Acquisition of Oak Technology, Inc., net of cash acquired	—	(40,840)	—
Net cash used in investing activities	(3,541)	(9,559)	(14,028)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,022	19,867	6,670
Installment payment on purchased core technology	—	(2,700)	—
Net cash provided by financing activities	8,022	17,167	6,670
Net increase in cash and cash equivalents	(10,559)	16,387	11,320
Cash and cash equivalents at beginning of period	47,994	31,607	20,287
Cash and cash equivalents at end of period	$37,435	$47,994	$31,607

Supplemental information:
Fair value of stock options assumed in Oak acquisition	$—	$57,446	$—

Fair value of stock issued in Oak acquisition	$—	$227,462	$—

Purchases of intellectual property included in accounts payable and accrued expenses	$—	$—	$3,900

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Zoran Corporation (“Zoran” or the “Company”) was incorporated in California in December 1981 and reincorporated in Delaware in November 1986.  Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio and video products for commercial and consumer markets, digital television applications as well as digital imaging products.  Current applications incorporating Zoran’s products and IP include digital versatile disc, or DVD, players and recorders, digital cameras, professional and consumer video editing systems, digital speakers and audio systems, applications that enable the delivery and display of digital video content through a set top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.  The Company operates in four industry segments; DVD, Imaging, Mobile and Digital Television.

Restatement

In connection with the review and evaluation of the effectiveness of our internal control over financial reporting undertaken pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management discovered  that excess stock compensation expenses had been recognized during the quarters ended March 31, June 30 and September 30, 2004.  The compensation expense was related to options that we had assumed as part of our acquisition of Oak Technology, Inc. in 2003.  Under purchase accounting, part of the cost relating to the acquisition was attributed to the assumed options and was to be recognized over time as the options continued to vest, based on each option holder’s continued employment with Zoran.  If an option holder’s employment terminated before the option was fully vested, vesting would cease, and we would no longer recognize compensation expense related to that option.  At the time of the acquisition, a schedule was prepared detailing the terms of each assumed option; however, the names of the option holders were omitted from the schedule for reasons of confidentiality.  After the acquisition was completed, we did not update our personnel or financial records to include the omitted information. As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased, and did not reverse stock based compensation expense recognized in excess of amounts that actually vested.

To correct this error, we have restated the financial results that we previously reported for the quarters ended March 31, June 30 and September 30, 2004.  For information about the effects of the restatement, see Selected Quarterly Financial Information included in Item 8 of this annual report. The effect of the error on periods in 2003 was not material, and therefore, no adjustment was made for such periods.  The financial information included in Form 10-Q and Form 8-K reports previously filed or furnished by Zoran for these periods should not be relied upon and are superceded by the information in this Form 10-K.

Risk and Uncertainties

The Company performs research and development and generates a significant portion of its sales from its operations located in the State of Israel.  A significant number of the Company’s full-time employees are located in Israel, including a portion of the Company’s research and development personnel.  Therefore, the Company is directly affected by the political, economic and military conditions to which that country is subject.

The semiconductor business is highly cyclical and has been subject to significant downturns at various times that have been characterized by diminished product demand, decreased production, overcapacity, and accelerated erosion of average selling prices.  As such, the selling price that the Company is able to command for its products is highly dependent on industry-wide production capacity and demand.  Both of these factors could result in rapid deviations in product pricing and, therefore, could adversely affect the Company’s operating results.

The Company’s revenues may be impacted by its ability to obtain adequate wafer supplies from its foundries.  The foundries with which the Company currently has arrangements, together with any additional foundry at which capacity might be obtained, may not be willing or able to satisfy all of the Company’s manufacturing requirements on a timely basis at favorable prices.  In addition, the Company could experience delays in qualifying new products and in ramping-up new product production.  The Company is also subject to the risks of service disruptions, raw material shortages and price increases by its foundries.

The Company depends on independent subcontractors to assemble and test our products.  The Company’s reliance on these subcontractors involves the following significant risks:

•                  Reduced control over delivery schedules and quality;

•                  The potential lack of adequate capacity during periods of strong demand;

•                  Difficulties selecting and integrating new subcontracts;

•                  Potential increase in prices due to capacity shortages and other factors; and

•                  Potential misappropriation of the Company’s intellectual property.

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

Translation of foreign currencies

The majority of the Company’s purchasing and sales transactions are denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries.  The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations.  The Company may take action in the future to reduce its foreign exchange risk.  Monetary assets and liabilities of the Company’s foreign subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical rates.  Revenues and expenses are remeasured at average rates during the period.  In accordance with Statement of Financial Accounting Standards No. 52, gains and losses arising from the remeasurement of local currency financial statements are included in other income (loss), net and have not been significant for all periods presented.

Revenue recognition

The Company’s policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility is reasonably assured and legal title and risk of ownership has transferred.  A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized.  Warranty expenses in 2004, 2003 and 2002, were immaterial.  Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract.  Amounts received in advance of performance under contracts are recorded as deferred revenue and are recognized when our obligations have been met.  Costs associated with development revenues are included primarily in research and development expenses.  Revenue resulting from the licensing of the Company’s technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance.  Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period.  Royalty revenue is recognized in the period licensed sales are reported to the Company which typically ranges between one month to one quarter in arrears.

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

Cash equivalents and investments

All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents.

All of Zoran’s investments in marketable securities are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as accumulated other comprehensive income (loss), a component of stockholders’ equity.  Gains and losses realized upon sales of all such securities are reported in interest income.  See Note 3.

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

At December 31, 2004, the Company’s marketable securities included commercial paper with maturities of less than one year and marketable equity securities.  Investments in marketable securities also included bonds and medium term notes with maturities greater than one year, which are included in other assets and investments, and amounted to $52.8 million and $63.8 million at December 31, 2004 and 2003, respectively.  See Note 3.

Other assets and investments also include investments in non-marketable securities which are accounted for on the cost basis and amounted to $4.7 million at December 31, 2004 and 2003.  The Company records an investment impairment charge when the fair value of an investment declines below its cost basis.  In making this determination the Company considers all available evidence including the historical and projected financial performance and recent funding events which are ascertained from an investee.  In 2002, the Company recorded $2.4 million in such impairment charges.  There were no such charges in 2004 or 2003.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, non-marketable equity securities and trade accounts receivable.  The Company places its cash in banks and cash equivalents consist primarily of certificates of deposit and commercial paper.  The Company’s marketable securities portfolio consists primarily of auction rate securities, stock, corporate bonds, short and medium term notes, Euro dollar bonds and US Government securities.  The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investments to highly rated securities.  Individual securities are limited to comprising no more than 5% of the portfolio value.  Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A1 or A+, respectively.  The average maturity of the portfolio is restricted to less than 365 days.  The Company has not experienced any significant losses on its cash equivalents or short-term investment.

The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim.  The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral.  Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas.  As of December 31, 2004, two customers accounted for approximately 27% and 13% of the net accounts receivable balance, respectively.  As of December 31, 2003, two customers accounted for approximately 14% and 10% of the net accounts receivable balance, respectively.

Inventory

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.  Market is based on estimated net realizable value.  The Company writes down inventories to net realizable value based on forecasted demand and market conditions.  Inventory write-downs are not reversed and permanently reduce the cost basis of the affected inventory until such inventory is sold or scrapped.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of three to five years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

Goodwill

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No.  142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002.  SFAS 142 changed the accounting for goodwill from an amortization method to an impairment only approach.  In connection with the adoption of SFAS 142, the Company conducted a transitional goodwill impairment assessment based on its structure as one reporting unit and determined that no impairment existed at January 1, 2002.  Following the acquisition of Oak Technology, Inc. in the third quarter of 2003, the Company restructured its operations into four reporting units.  During 2004, 2003 and 2002, the Company also completed its annual impairment assessments and determined that no impairment existed.

Other intangibles

Acquired technology is amortized to expense on a straight-line basis over two to five years.  Other intangible assets recorded in connection with the acquisitions of PixelCam, Inc., Nogatech, Inc., Oak Technology, Inc. and Emblaze Semiconductor, Ltd. are amortized on a straight-line basis over the estimated periods of benefit, which range between three and five years.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets, other than goodwill, whenever events or changes in circumstance indicate the carrying amounts of the assets may not be recoverable.  The Company evaluates assets by comparing expected undiscounted cash flows to the carrying value of the related assets.  If the expected undiscounted cash flows are less than the carrying value of the assets, the Company recognizes an impairment charge based on the fair value of the assets.  To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

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

For the years ended December 31, 2004 and 2003, the provision for income taxes reflects the effective tax rate applied to earnings, excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development, for the periods.  The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings.  The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128, Zoran reports Earnings per Share (“EPS”), both basic and diluted, on the statement of operations.  Basic EPS is based upon the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive.  Potential common stock includes common stock issuable upon the exercise of stock options and warrants.  See Note 13.

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

Fair Value Disclosures

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net loss and net loss per share for each of the three years ended December 31, 2004, would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2003

Net income (loss) as reported	$(47,354)	$(67,978)	$5,698
Adjustments:
Stock-based employee compensation expense included in net loss	4,051	6,281	292
Stock-based employee compensation expense determined under the fair value method	(39,693)	(34,714)	(24,681)
Pro forma net loss	$(82,996)	$(96,411)	$(18,691)

Pro forma net loss per share:
Basic	$(1.94)	$(2.90)	$(0.69)

Diluted	$(1.94)	$(2.90)	$(0.69)

Net income (loss) per share as reported:
Basic	$(1.11)	$(2.05)	$0.21

Diluted	$(1.11)	$(2.05)	$0.20

The Company provides information regarding the methodology and assumptions used for the above pro forma disclosure in Note 11.

Segment reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.  The Company operates in four reportable segments offering different product lines to each of its target markets: Digital Versatile Disc (DVD), Digital Television (DTV), Imaging and Mobile.

Comprehensive income ( loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstance from non-owner sources.  Comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities.

The following are the components of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2004	2003	2002

Net loss	$(47,354)	$(67,978)	$5,698
Change in unrealized gain (loss) on investments, net	1,629	(599)	514
Total comprehensive income (loss)	$(45,725)	$(68,577)	$6,212

The components of accumulated other comprehensive income (loss) as of December 31, 2004, 2003 and 2002 consisted of the unrealized gain (loss) on marketable securities, net of related taxes.

Recent accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on debt and equity investments.  Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1.  The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means.  EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee.  The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005.  The Company is still addressing this issue, but does not expect the adoption of EITF Issue No. 02-14 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”).  The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of FAS No. 151 will be applied prospectively.  The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”).  FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  FAS No. 123R is effective for fiscal periods beginning after June 15, 2005.  SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123, or only to interim periods in the year of adoption.  Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share.  The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life. The pro-forma disclosures of the impact of SFAS 123 provided in Note 1 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS 123R.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets.”  The Statement is an amendment of APB Opinion No.  29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3—MARKETABLE SECURITIES

The Company’s portfolio of marketable securities at December 31, 2004 was as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$22,612	$—	$(377)	$22,235
Short/medium term notes	8,630	1	(42)	8,589
U.S. government securities	38,690	—	(428)	38,262
Foreign bonds	9,709	9	(99)	9,619
Auction rate securities	2,700	—	—	2,700
Marketable equity securities	1,624	2,744	—	4,368
Total marketable securities	83,965	2,754	(946)	85,773
Less amounts classified as long term assets	(53,403)	(10)	618	(52,795)
Total	$30,562	$2,744	$(328)	$32,978

The Company’s portfolio of marketable securities at December 31, 2003 was as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$87,147	$89	$(1,274)	$85,962
Short/medium term notes	15,462	41	(13)	15,490
U.S. government securities	11,800	30	—	11,830
Foreign bonds	7,245	13	—	7,258
Auction rate securities	18,925	—	—	18,925
Marketable equity securities	1,709	1,013	—	2,722
Total marketable securities	142,288	1,186	(1,287)	142,187
Less amounts classified as long term assets	(64,099)	(55)	339	(63,815)
Total	$78,189	$1,131	$(948)	$78,372

Gross realized gains on the sales of marketable securities were $ 94,000, $43,000 and $165,000 in 2004, 2003 and 2002, respectively.  Gross realized losses on sales of marketable securities were $104,000, $20,000 and $104,000 in 2004, 2003 and 2002, respectively.

In 2002, the Company recorded a non-cash loss of $696,000 realized upon the conversion of equity securities in conjunction with the acquisition of an investee as a result of the acquisition by Roxio, Inc. of MGI Software Inc.  As of the date of the acquisition, the Company held approximately 373,000 shares of MGI common stock.  Upon consummation of the acquisition, the Company’s MGI common stock was exchanged for 18,843 shares of Roxio common stock.  In connection with the exchange, the Company recorded a realized loss of $696,000 and established a new cost basis of the Roxio common stock equal to its fair value on the date of the exchange.  During 2004, the Roxio common stock was sold resulting in a gain of $85,000 which was recorded as a component of other income.

At the end of 2002, the Company recorded $3.6 million in non-cash impairment charges for marketable equity securities that were determined to be other than temporarily impaired as the quoted market price of the related securities dropped below its carrying value for an extended period of time.  There were no such impairment charges in 2004 or 2003.

Interest income on marketable securities was $1.3 million, $5.4 million, $7.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
Accounts receivable:	2004	2003
Trade	$61,272	$66,253
Unbilled	—	205
Less: allowance	(1,409)	(1,234)
	$59,863	$65,224

Unbilled accounts receivable consists of development revenue recognized, but not yet billed.  The Company bills development revenue when contract milestones are achieved.  During 2003 and 2002, we wrote-off $989,000 and $180,000, respectively, against the allowance for doubtful accounts.   There were no such write-offs during 2004.

	December 31,
Inventory:	2004	2003
Purchased parts and work in process	$23,959	$5,701
Finished goods	26,074	11,104
	$50,033	$16,805

	December 31,
Property and equipment:	2004	2003
Computer equipment	$17,492	$17,556
Office equipment and furniture	2,102	1,733
Machinery and equipment	3,293	2,059
Software	19,307	13,602
Building and leasehold improvements	3,301	3,822
	45,495	38,772
Less: accumulated depreciation and amortization	(28,305)	(18,743)
	$17,190	$20,029

	December 31,
Accrued expenses and other liabilities:	2004	2003
Accrued payroll and related expenses	$10,052	$8,720
Accrued royalties	4,400	2,466
Taxes payable	13,220	14,596
Deferred revenue	7,334	3,398
Note payable	—	4,000
Other accrued liabilities	16,096	11,518
	$51,102	$44,698

NOTE 5—OTHER INCOME (LOSS), NET

The following table provides the components of other income (loss), net (in thousands):

	Year ended December 31,
	2004	2003	2002

Investment impairment charges on marketable equity securities	$—	$—	$(3,595)
Investment impairment charges on non-marketable equity securities	—	—	(2,450)
Realized loss on marketable equity securities	—	—	(696)
Other	(264)	1	127
	$(264)	$1	$(6,614)

See Note 3 regarding investment impairment charges on marketable equity securities and realized loss on marketable equity securities.  See Note 2 regarding investment impairment charges on non-marketable equity securities.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, goodwill is not amortized.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  For each of the years ended December 31, 2004, 2003 and 2002, the Company performed the annual analysis and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		December 31, 2004			December 31, 2003
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$188,505	$(67,139)	$121,366	$176,720	$(31,792)	$144,928
Patents	3-5	40,265	(10,457)	29,808	27,900	(2,996)	24,904
Customer base	3-5	13,010	(4,739)	8,271	13,010	(2,450)	10,560
Tradename and others	3-5	2,100	(1,161)	939	2,100	(900)	1,200
Purchased core technology *	4-5	12,679	(4,181)	8,498	8,799	(1,506)	7,293
Total		$256,559	$(87,677)	$168,882	$228,529	$(39,644)	$188,885

(*)                                 The Company records the amortization of purchased core technology as cost of product sales.

Estimated future intangible amortization expense, based on current balances, as of December 31, 2004 is as follows (in thousands):

Year ending December 31,	Amount

2005	$53,005
2006	51,194
2007	43,112
2008	21,571
Total	$168,882

Changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows (in thousands):

Amount

Balance at December 31, 2002	$59,131
Acquisition of Oak Technology, Inc.	59,960
Balance at December 31, 2003	119,091
Adjustment to goodwill related to acquisition of Oak.	181
Acquisition of Emblaze Semiconductor	30,879
Balance at December 31, 2004	$150,151

Goodwill by reporting unit at December 31, 2004 and 2003 were as follows (in thousands):

	December 31,	December 31,
	2004	2003

DVD	$63,855	$63,855
Imaging	6,177	5,996
Mobile	62,131	31,252
DTV	17,988	17,988
	$150,151	$119,091

NOTE 7—RESEARCH AND DEVELOPMENT ARRANGEMENTS

The Company is a party to certain research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade Department (the “Chief Scientist”) and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”), which fund up to 50% of incurred project costs for approved products up to specified contract maximums.  The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 3% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received.  Reported research and development expenses incurred in Israel are net of these grants, which fluctuate from period to period.

Gross research and development expenses that qualify for the grants and the related grants are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Research and development expenses:
Gross research and development expenses	$38,461	$22,271	$19,062
Less: grants earned	(1,460)	(2,500)	—
	$37,001	$19,771	$19,062

Royalty expenses related to these grants were $654,000, $40,600 and $260,000 in 2004, 2003 and 2002, respectively.

NOTE 8—DEVELOPMENT CONTRACTS

The Company has generated a portion of its total revenues from development contracts, primarily with key customers.  These development contracts have provided the Company with partial funding for the development of certain of its products.  The Company classifies costs related to these development contracts as research and development expenses.  The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements.  The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product.  Revenues generated under these contracts were $1.6 million in 2004 and $1.4 million in both 2003 and 2002.

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities.  The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.  In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows of the Company.

Lease commitments

The Company rents facilities and equipment under various lease agreements expiring through 2007.  Rent expense for 2004, 2003 and

2002 totaled approximately $4.4 million, $3.1 million and $1.7 million, respectively.  Future minimum lease payments required under non-cancelable leases at December 31, 2004 are as follows: (in thousands)

Year ending December 31,	Amount

2005	$8,255
2006	6,907
2007	1,703
Total	$16,865

Legal proceedings

We and our Oak subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named 10 other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  The other proposed respondents were ASUSTek Computer.  Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology.  The complaint requested that the ITC institute an investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  On April 8, 2004, the ITC instituted an investigation based on Zoran’s complaint.  On April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and these respondents were subsequently dismissed from the investigation pursuant to the terms of the settlement agreement.  On July 13, 2004, the ITC granted Zoran’s request that nine additional respondents be added to the investigation.  These additional respondents are Artronix Technology, ASUS Computer International, Audiovox Corporation, EPO Science and Technology, Inc., Initial Technology, Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Shinco Digital Technology Ltd. and Ultima Electronics Corporation.  On October 26, 2004, MediaTek filed a motion for summary determination seeking an order that two of the asserted patents were invalid.  This motion was denied on November 18, 2004.  On December 13, 2004, MediaTek filed another motion for summary determination seeking a similar order on different grounds.  This motion was denied on December 22, 2004.  The hearing took place in February 2005, and the target date for completion of the investigation is September 14, 2005.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.  Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants.  On June 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California.  On July 2, 2004, Defendants filed a First Amended Answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.  On July 22, 2004, Zoran and Oak moved to dismiss certain of defendants’ defenses and counterclaims and, on July 30, 2004, MediaTek filed a motion for summary judgment as to two of the three patents asserted by Zoran and Oak against MediaTek.  On December 9, 2004, the Court granted Zoran and Oak’s motion, in part, and dismissed certain of defendant’s counterclaims and affirmative defenses.  The Court also denied MediaTek’s motion for summary judgment.  On October 15, 2004, MediaTek filed a second motion for summary judgment seeking summary judgment on alternate grounds as to the same two patents.  This motion is nearly identical to the motion filed by MediaTek on October 26, 2004 in the ITC.  The hearing on this motion was held on December 10, 2004.  The Court has not ruled on this motion.  On October 29, 2004, Zoran and Oak voluntarily dismissed two of their three claims against defendants without prejudice and refiled those two claims as a separate lawsuit against the defendants.  The parties have stipulated, and the Court has agreed, that the newly filed action will be consolidated for all purposes with the first filed action, including for purposes of trial and all pre-trial scheduling.  On January 3, 2005, defendants Audiovox Corporation, Artronix Technology, Inc., ASUS Computer International, Inc., Initial Technology, Inc., Changzhou Shinco Digital Technology Co., Ltd., EPO Science and Technology Co., Inc., Micro-Star International, Co., Ltd., MSI Computer Corp., Shinco International AV Co. and Ultima Electronics Corp. were added to this case by stipulation of the parties.  No trial date has yet been set in these consolidated actions.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On August 26, 2004, the ITC instituted an investigation.  On September 24, 2004, MediaTek filed a motion to amend the complaint to add one additional patent and to name Sunext Technology Co., Ltd. as a respondent.  This motion was granted on October 7, 2004.  Discovery is currently underway.  On February 16, 2005, MediaTek filed a motion for leave to amend the complaint and notice of investigation to assert additional claims of the MediaTek patents against Oak, Zoran and Sunext.  That motion was denied on March 4, 2005.  Discovery is currently open.  The hearing is scheduled to begin on June 27, 2005 and the target date for completion of the investigation is November 15, 2005.

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

NOTE 10—RESTRUCTURING

During the year ended December 31, 2004, the Company recorded restructuring charges of $746,000 due to the discontinuation of the Sensor product line of the Mobile group.  These charges included $523,000 related to the reduction in force of 15 employees for severance and other termination expenses, $173,000 for lease losses on abandoned office space and other miscellaneous legal and consulting fees of approximately $50,000.  There were no payments made prior to December 31, 2004 related to these charges.  All remaining balances at December 31, 2004 are expected to be paid out in cash.  Amounts related to facilities will be paid over the lease terms through June 2007 and the remaining amounts are expected to be paid by the end of the first quarter of 2005.

NOTE 11—STOCKHOLDERS’ EQUITY

Common Stock

In August of 2003, the Company acquired Oak Technology, Inc.  As a result of the acquisition, 56,737,298 shares of Oak common stock were converted into $101.0 million in cash and 13,180,074 shares of Zoran common stock.  Non-qualified options to purchase approximately 4.5 million shares of Zoran common stock with a term of ten years were granted to Oak employees as part of the acquisition.  This acquisition was accounted for under the purchase method of accounting (see Note 16).

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

Stock option plans

1993 Stock Option Plan

The Company’s 1993 Stock Option Plan (the “1993 Option Plan”) was adopted by the Board of Directors of the Company and approved by the stockholders of the Company in July 1993.  A total of 7,755,000 shares of common stock were reserved for issuance under the 1993 Option Plan.  The 1993 Option Plan provided for grants of options to employees, non-employee directors and consultants.  The 1993 Stock Option Plan expired during 2003 and no future shares will be granted under this plan.  The option price for shares granted under the 1993 Option Plan was typically equal to the fair market value of the common stock at the date of grant.

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

2000 Stock Option Plan

The Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Option Plan”) was adopted by the Board of Directors of the Company in October 2000.  A total of 450,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan.  The options to purchase preferred stock automatically converted to options to purchase common stock upon the amendment of the Company’s certificate of incorporation to effect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000.  A total of 13,325,000 shares of common stock have been reserved for issuance under the 2000 Option Plan.  The 2000 Option Plan provides for grants of options to employees or consultants.  The 2000 Option Plan is currently being administered by the Compensation Committee of the Board of Directors of the Company, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the option plan and the exercisability thereof.  The 2000 Option Plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to the Company’s right to repurchase the associated stock at the option exercise price through the original vesting schedule.  The option price for shares granted under the 2000 Option Plan is typically equal to the fair market value of the common stock at the date of grant.  Options expire ten years from the date of grant and an option shall generally terminate three months after termination of employment.  The 2000 Option Plan will terminate in October 2010, unless terminated sooner by the Board of Directors.

At December 31, 2004, options available for grant under this plan were 5,153,644.

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

At December 31, 2004 options available for grant under this plan were 7,800.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2004, 2003 and 2002.  The weighted average exercise price for each category presented is also shown in the table below:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2001	5,359,152	$15.44
Granted	2,722,500	$14.18
Exercised	(584,740)	$9.17
Canceled	(443,370)	$15.77
Balances, December 31, 2002	7,053,542	$15.45
Assumed	4,528,965	$14.74
Granted	4,697,685	$19.92
Exercised	(1,648,920)	$11.08
Canceled	(962,108)	$21.41
Balances, December 31, 2003	13,669,164	$16.86
Granted	1,091,733	$16.80
Exercised	(502,921)	$8.57
Canceled	(1,412,219)	$17.95
Balances, December 31, 2004	12,845,757	$17.06

In connection with the Company’s acquisition of Oak Technology, Inc. in August 2003, the Company assumed all outstanding options granted by Oak Technology, Inc. prior to the acquisition date which were converted into options to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock.

Significant option groups outstanding as of December 31, 2004 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options at December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options at December 31, 2004	Weighted Average Exercise Price
$0.09 to $11.52	2,456,903	6.31	$8.19	2,005,455	$8.76
$11.54 to $12.36	1,506,846	7.64	$12.31	1,506,846	$12.31
$12.74 to $20.57	5,027,100	8.27	$16.56	4,166,859	$16.53
$20.63 to $27.33	3,642,128	7.48	$24.82	3,480,760	$24.87
$27.50 to $46.54	212,780	5.70	$31.94	212,668	$31.94
Total	12,845,757	7.56	$17.06	11,372,588	$17.44

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  During the years ended December 31, 2004 and 2003, 344,927 and 119,161 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $10.52 and $13.79 per share, respectively.  At December 31, 2004, 563,109 shares were reserved and available for issuance under this plan.

The weighted average grant date fair value of options granted during the year ended December 31, 2004, 2003 and 2002 as defined by SFAS 123, was $11.08, $15.97, and $8.47 per share, respectively.

For purposes of the Fair Value disclosure in Note 2 and as required under Statement of Financial Accounting Standards No.  123

(“SFAS 123”), Accounting for Stock-Based Compensation,” the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for options and purchase grants during the applicable period.

	Stock Option Plans			Stock Purchase Plan
	2004	2003	2002	2004	2003	2002

Dividend rate	—	—	—	—	—	—
Expected life (years)	5.1	5.0	5.0	0.50	0.50	0.50
Expected volatility	75%	90%	92%	59%	90%	92%
Risk-free interest rate	3.0% to 3.7%	2.9% to 3.2%	2.9% to 4.7%	1.0% to 2.3%	1.0% to 2.9%	2.9% to 4.7%

NOTE 12—RETIREMENT PLAN

We maintain a 401(k) Plan that covers substantially all of the Company’s US employees.  Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code.  The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee’s eligible contribution up to a maximum employer match of $2,000 per year per employee.  Approximately $384,000 and $434,000, in matching contributions were recorded during 2004 and 2003, respectively.  There were no matching contributions made during 2002.

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net income (loss)	$(47,354)	$(67,978)	$5,698

Shares:
Weighted average common shares	42,788	33,231	27,095
Dilutive stock options and other potential common stock	—	—	1,534
Dilutive potential common shares	42,788	33,231	28,629

Net income (loss) per share:
Basic	$(1.11)	$(2.05)	$0.21

Diluted	$(1.11)	$(2.05)	$0.20

All stock options outstanding were excluded from the weighted average diluted earnings per share calculation for 2004 and 2003 as they would have had an anti-dilutive effect as the Company was in a loss position.  For 2002, stock options to purchase 1,963,439 shares of common stock were excluded from the weighted average diluted earnings per share calculation as they would have had an anti-dilutive effect.

NOTE 14—INCOME TAXES

The components of income before income taxes are as follows:

	December 31,
	2004	2003	2002
Current:
Federal	$(35,106)	$(73,779)	$2,788
Foreign	(10,708)	7,164	4,482
	(45,814)	(66,615)	7,270

The components of the provision for income taxes are as follows:

	December 31,
	2004	2003	2002
Current:
Federal	$(694)	$444	$179
State	—	370	89
Foreign	2,234	549	1,304
	1,540	1,363	1,572
Deferred	—	—	—
Total income tax expense	$1,540	$1,363	$1,572

The tax provision differs from the amounts obtained by applying the statutory U.S.  Federal Income Tax Rate to income taxes as shown below.

Tax provision difference

	December 31,
	2004	2003	2002
Tax benefit at U.S. statutory rate	$(15,577)	$(22,656)	$4,408
Utilization of net operating loss carryovers	—	—	(1,078)
Foreign earnings	3,240	(1,887)	(2,555)
State taxes net of federal benefit	—	370	(152)
Other differences not benefited	15,198	7,522	751
Permanent differences	59	33	—
Alternative minimum tax	—	—	198
In-process research and development	—	17,034	—
Research and development credits	(1,380)	(831)	—
Other	—	1,778	—
Total income tax expense	$1,540	$1,363	$1,572

Deferred income tax assets comprise the following:

	December 31,
	2004	2003	2002
Deferred tax assets:
Federal and state net operating loss carryforwards	$100,443	$96,161	$12,117
Tax credits	33,570	30,208	—
Nondeductible reserves and accruals	9,212	12,180	2,855
Total deferred tax assets	143,225	138,549	14,972
Deferred tax liabilities:
Intangible assets	(46,904)	(61,971)	(1,889)
Deferred tax assets	96,321	76,578	13,083
Valuation allowance	(96,321)	(76,578)	(13,083)
Net deferred tax assets	$—	$—	$—

A significant portion of the deferred tax assets above relates to pre-acquisition loss carryforwards and other attributes along with stock option benefits that will result in an adjustment to goodwill and paid in capital when realized.

As of December 31, 2004, the Company has NOLs of approximately $271 million for federal and $93 million for state tax reporting purposes.  The federal NOLs expire on various dates between 2005 and 2025.  The state NOLs expire between 2005 and 2010.  As of December 31, 2004 the Company had tax credits of approximately $20 million for federal and $12 million for state tax purposes, which will expire beginning in 2005.  Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizeability of the assets.  Approximately $18 million of NOLs relate to stock option deductions, for which a full valuation allowance has been recorded.

As of December 31, 2004, the Company had not accrued income taxes on $13.6 million of accumulated undistributed earnings of its foreign subsidiaries because the earnings are intended to be reinvested indefinitely.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  The Company records liabilities for anticipated tax audit issues on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

Pursuant to the Tax Reform Act of 1986, the amounts of and the benefit from NOLs that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period.  Approximately $214 million of the federal NOL carryover and $75 million of state NOL carryover relate to recent acquisitions and are subject to certain limitations under Internal Revenue Code Section 382.

The Company’s Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended.  The Company has seven approved programs pursuant to this law.  The first program was approved in 1984 and expired in 1997.  The second program was approved in 1991.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% thereafter.  Benefits under the second program expired in 2003.  The third program was approved in 1995.  Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years.  The fourth program was approved in 1997.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.  Benefits under the third and fourth program are limited to fourteen years from approval or twelve years from commencement of production.  The fifth program was approved in 2000.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.  The sixth program was approved in 2001.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.  The seventh program was approved in 2002.  Income subject to the seventh program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.

The tax holidays had no impact on the Company’s net loss in 2004.  The net impact of the holiday was a $1.8 million decrease in net loss for 2003 and a $369,000 increase in net income in 2002, respectively.

NOTE 15—SEGMENT REPORTING

SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.  The Company’s chief operating decision-maker is considered to be the Chief Executive Officer.

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the Digital Camera segment was combined with the Emblaze Mobile business unit and was renamed the Mobile segment.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD and Imaging segments also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments.  The accounting policies of the operating segments are the same as those described in the summary of accounting policies.  No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Net revenues:
DVD	$229,227	$158,682	$132,141
Imaging	84,368	14,711	—
Mobile	36,104	29,227	16,211
DTV	29,165	13,908	765
	$378,864	$216,528	$149,117

Operating expenses:
DVD	$231,438	$142,671	$107,438
Imaging	51,242	17,746	—
Mobile	42,039	27,622	23,054
DTV	50,847	23,793	3,351
	$375,566	$211,832	$133,843

Contribution Margin:
DVD	$(2,211)	$16,011	$24,703
Imaging	33,126	(3,035)	—
Mobile	(5,935)	1,605	(6,843)
DTV	(21,682)	(9,885)	(2,586)
	$3,298	$4,696	$15,274

The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Contribution margin from operating segments	$3,298	$4,696	$15,274
Amortization of intangibles	(45,358)	(18,950)	(8,151)
Acquisition related expenses	—	(1,369)	—
Deferred stock compensation	(4,051)	(6,281)	(292)
Restructuring expense	(746)	—	—
Acquired in-process research and development	—	(50,100)	—
Total operating income (loss)	$(46,857)	$(72,004)	$6,831

Zoran maintains operations in the United States, Israel, Canada, the United Kingdom, Germany, China, Taiwan, Korea and Japan.  Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The distribution of net revenues for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenue from unaffiliated customers originating from:
China	$150,562	$78,542	$46,420
Japan	101,792	48,872	62,160
Korea	28,353	40,751	14,725
Taiwan	36,631	24,577	16,040
Other (customers originating in the US is less than 10% of total revenues)	61,526	23,786	9,772
	$378,864	$216,528	$149,117

The distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2004 and 2003 was as follows (in thousands):

	December 31,
	2004	2003

Identifiable assets:
U.S.	$465,192	$559,710
Israel	125,506	49,163
Canada	233	300
United Kingdom	1,220	890
China	1,057	646
Japan	2,068	4,318
Korea	211	305
Taiwan	3,454	6,402
Other	340	503
	$599,281	$622,237

Property and equipment, net:
U.S.	$9,785	$12,739
Israel	5,486	4,911
Canada	37	49
United Kingdom	415	444
China	554	418
Japan	529	279
Korea	96	114
Taiwan	199	1,000
Other	89	75
	$17,190	$20,029

The following table summarizes the percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the associated percentage of total accounts receivable due from these customers (in thousands):

	Year ended December 31,
	2004	2003	2002
Percentage of net revenues:
A	—	14%	37%
B	—	—	—
C	11%	17%	—
D	—	—	—

	December 31,
	2004	2003
Percentage of net accounts receivable:
A	—	—
B	13%	14%
C	—	10%
D	27%	—

NOTE 16—ACQUISITIONS

Emblaze Semiconductor Ltd.

On July 8, 2004, Zoran acquired Emblaze Semiconductor Ltd.  (“Emblaze”), a subsidiary of Emblaze Ltd. and a provider of semiconductor-based solutions for high volume manufacturers of multimedia mobile telephones.  Under the terms of the agreement, Zoran’s wholly-owned Israel based subsidiary, Zoran Microelectronics Ltd., acquired all of the outstanding common shares of Emblaze for approximately $54.2 million in cash.

The primary purpose of the acquisition was to gain high performance, low-power application processors, technology and products for the fast growing multimedia mobile phone market.  This technology will be combined with Zoran’s image processing technology to deliver reliable, cost-effective system solutions for mobile phone makers.

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company incurred approximately $180,000 for acquisition-related expenses consisting of financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation with the assistance of a third party appraiser.  The results of operations of Emblaze have been included in the consolidated financial statements from the date of acquisition.  The historical operations of Emblaze are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented.  The acquisition resulted in goodwill of approximately $30.9 million.  In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually.

Allocation of the purchase price is as follows (in thousands):

Net liabilities acquired	$(649)
Intangible assets	24,150
Goodwill	30,879
$54,380

The purchase price exceeded the net assets acquired resulting in the recognition of goodwill and other intangible assets.  The amounts allocated to intangible assets include purchased technology totaling $11.8 million and patents totaling $12.4 million which are being amortized over their estimated useful lives of three years.

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

The Company’s primary objectives in acquiring Oak were based on the Company’s belief that the combined company would benefit from the following:

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

The cash payment and fair value of common stock issued represents the conversion of each outstanding share of Oak common stock into $1.78 in cash and 0.2323 of a share of Zoran common stock.  As a result of the acquisition, 56,737,298 shares of Oak common stock were converted into $101.0 million in cash and 13,180,074 shares of Zoran common stock with a fair value of $227.5 million based on the fair market value of Zoran common stock for the period two days before and after the date on which the terms of agreement were finalized and announced, May 5, 2003.

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

Acquisition costs included $3.3 million of investment banker fees, $1.7 million of insurance costs, $1.1 million of legal and accounting fees and $700,000 in other acquisition related expenses.

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

Tangible assets were valued at estimates of their current fair values.  The valuation of the acquired intangible assets, which was based on management’s estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $157.9 million, patents of $27.0 million, customer base of $11.5 million and trademarks and tradenames of approximately $1.3 million.  Purchased technology is being amortized over a weighted average estimated useful life of 4.8 years, and patents, customer base, trademarks and tradenames are being amortized over their estimated useful lives of five years with no residual values.

During the period August 11, 2003 through March 31, 2004, management revised its estimates related to certain assets and liabilities, and as a result, the purchase price and goodwill were each decreased by $3.4 million.

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

The Company expects that the in-process technologies will be successfully completed by the third quarter of calendar 2005 with approximately $3.4 million in costs remaining as of December 31, 2004.  At the time of acquisition, Oak had five material development projects in process as follows:

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

The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%.  This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team.  The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.  These estimates did not take into account any potential synergies that could be realized as a result of the acquisition.  Revenues for the incremental core technologies developed are expected to commence in the fourth quarter of 2005 and extend through 2011.  Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  As of December 31, 2004, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Zoran, Oak and Emblaze as if the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of intangibles.  The in-process research and development charge of $50.1 million is not reflected in the unaudited pro forma combined condensed statement of operations.  The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Year Ended December 31,
	2004	2003	2002

In thousands except for per share data:
Pro forma revenues	$380,000	$279,486	$288,455

Pro forma net loss	$(55,879)	$(89,893)	$(98,753)

Pro forma net loss per share:
Basic	$(1.31)	$(2.18)	$(2.45)

Diluted	$(1.31)	$(2.18)	$(2.45)

NOTE 17—RELATED PARTY TRANSACTIONS

In January 1996, the Company spun off its wholly-owned subsidiary, Oren Semiconductor, to the Company’s stockholders.  One of the Company’s executive officers is a member of Oren’s board of directors.  In December 2002, the Company entered into a technology license agreement with Oren.  Under the license arrangement, the Company agreed to pay Oren a license fee totaling $675,000.  There are no royalties associated with this agreement.  During 2003, Zoran made a minority investment in Oren by acquiring capital stock for a purchase price of $3.5 million representing a 14.4% ownership of Oren. During 2004, Zoran loaned $700,000 to Oren pursuant to a convertible promissory note bearing interest at an annual rate of LIBOR + 3%.

ZORAN CORPORATION
SELECTED QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Three Months Ended
	Dec. 31, 2004	Sep. 30, 2004 (restated)	Jun. 30, 2004 (restated)	Mar. 31, 2004 (restated)	Dec. 31, 2003	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003
	(In Thousands, Except Per Share Data)
Total revenues	$74,764	$119,747	$103,716	$80,637	$66,544	$67,420	$44,731	$37,833
Gross profit	$19,252	$53,190	$44,878	$35,309	$28,824	$27,026	$18,504	$11,123
Operating income (loss)	$(32,374)	$(501)	$(3,658)	$(10,324)	$(18,788)	$(55,488)	$3,523	$(1,251)
Net income (loss)	$(30,130)	$(2,639)	$(4,600)	$(9,985)	$(17,765)	$(54,484)	$4,233	$193
Basic net income (loss) per share(1)	$(0.70)	$(0.06)	$(0.11)	$(0.23)	$(0.42)	$(1.53)	$0.15	$0.01
Diluted net income (loss) per share(1)	$(0.70)	$(0.06)	$(0.11)	$(0.23)	$(0.42)	$(1.53)	$0.15	$0.01
Shares used in basic per share calculations(1)	43,212	42,969	42,697	42,522	42,247	35,718	27,481	27,396
Shares used in diluted per share calculations(1)	43,212	42,969	42,697	42,522	42,247	35,718	28,991	28,096

(1)           Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

Restatement of Financial Results for Quarters Ended March 31, June 30 and September 30, 2004

The selected quarterly financial information above reflects the restatement of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to correct an error in the calculation of deferred stock compensation expense.  Following the acquisition of Oak, the Company failed to update its personnel and financial records to reflect the forfeiture of unvested options held by former Oak employees that occurred when the employment of any such employee terminated prior to vesting.  As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased due to termination of employment and did not reverse stock based compensation expense previously recognized for unvested awards that were forfeited.  For the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the previously recorded deferred stock compensation expense was reduced by $704,000, $1,545,000 and $880,000, respectively, as a result of the restatement.  The financial information included on Form 10-Q and Form 8-K previously filed or furnished by Zoran for these periods should not be relied upon and are superceded by the information in this Form 10-K.

The following table shows the effect of the restatement:

	Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As reported	As restated	As reported	As restated	As reported	As restated
	(In Thousands, Except Per Share Data)

Deferred stock compensation expense	$2,531	$1,827	$2,117	$572	$1,790	$910
Operating loss	$(11,028)	$(10,324)	$(5,203)	$(3,658)	$(1,381)	$(501)
Net loss	$(10,689)	$(9,985)	$(6,145)	$(4,600)	$(3,519)	$(2,639)
Basic net loss per share	$(0.25)	$(0.23)	$(0.14)	$(0.11)	$(0.08)	$(0.06)
Diluted net loss per share	$(0.25)	$(0.23)	$(0.14)	$(0.11)	$(0.08)	$(0.06)

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

Restatement of Financial Results for Quarters Ended March 31, June 30 and September 30, 2004

In connection with the review and evaluation of the effectiveness of our internal control over financial reporting undertaken pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management discovered that excess stock compensation expenses had been recognized during the quarters ended March 31, June 30 and September 30, 2004.  The compensation expense was related to options that we had assumed as part of our acquisition of Oak Technology, Inc. in 2003.  Under purchase accounting, part of the cost relating to the acquisition was attributed to the assumed options and was to be recognized over time as the options continued to vest, based on each option holder’s continued employment with Zoran.  If an option holder’s employment terminated before the option was fully vested, vesting would cease, and we would no longer recognize compensation expense related to that option.  At the time of the acquisition, a schedule was prepared detailing the terms of each assumed option; however, the names of the option holders were omitted from the schedule for reasons of confidentiality.  After the acquisition was completed, we did not update our personnel or financial records to include the omitted information. As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased, and did not reverse stock based compensation expense recognized in excess of amounts that actually vested.

To correct this error, we have restated the financial results that we previously reported for the quarters ended March 31, June 30 and September 30, 2004.  For information about the effects of the restatement, see Selected Quarterly Financial Information included in Item 8 of this annual report. The effect of the error on periods in 2003 was not material, and therefore, no adjustment was made for such periods.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As part of this evaluation, we considered the circumstances relating to the improper recognition of stock compensation discussed above.  In light of the error, we believe that our disclosure controls and procedures were not effective as of the end of each period affected. However, during the fourth quarter of 2004, we improved disclosure controls and procedures by updating our database to include the necessary information required to calculate the impact of cancelled options on an ongoing basis.  Accordingly, based on our evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

(1)           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Zoran;

(2)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting

As discussed above, during the fourth quarter of 2004, the Company updated personnel and financial records to ensure stock compensation expense relating to the vesting of assumed options held by former employees of Oak Technology, Inc. was properly accounted for.  Other than that change, during the quarter ended December 31, 2004 there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10—Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading “Proposal No. 1—Election of Directors” and in Part I of this Report under the heading “Executive Officers of the Registrant.”

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this Item with respect to our code of ethics is incorporated by reference to information set forth in the Proxy Statement under the heading “Code of Ethics.”

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

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to information set forth in the proxy statement under the heading “Fees Paid to PricewaterhouseCoopers LLP.”

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)           Financial Statements:

See Index to Consolidated Financial Statements at page 40 of this report.

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

Dated: March 31, 2005	ZORAN CORPORATION

	By:	/s/ Levy Gerzberg
Levy Gerzberg, President and Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Levy Gerzberg	President, Chief Executive Officer and Director (Principal Executive	March 31, 2005
Levy Gerzberg	Officer)

/s/ Karl Schneider	Senior Vice President, Finance and Chief Financial Officer	March 31, 2005
Karl Schneider	(Principal Financial and Accounting Officer)

/s/ Uzia Galil	Chairman of the Board of Directors	March 31, 2005
Uzia Galil

/s/ James D. Meindl	Director	March 31, 2005
James D. Meindl

/s/ James B. Owens	Director	March 31, 2005
James B. Owens, Jr.

/s/ David Rynne	Director	March 31, 2005
David Rynne

/s/ Arthur B. Stabenow	Director	March 31, 2005
Arthur B. Stabenow

/s/ Philip M. Young	Director	March 31, 2005
Philip M. Young

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(1)	Form of Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.1(3)	Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1(4)	1993 Stock Option Plan, as amended.

*10.2(4)	1995 Outside Directors Stock Option Plan.

*10.3(4)	Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(3)	Form of Indemnity Agreement for officers and directors.

10.7(3)	Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.

10.11(3)	Lease Agreement dated October 1, 1992 between the Registrant’s subsidiary, Zoran Microelectronics Ltd. (“ZML”), and Matam-Haifa Scientific Industries Center Ltd. (“Matam”).

†10.12(3)	License Agreement for ZR33891 Digital Filter Processor dated June 8, 1995 between the Registrant and Atmel Corporation (“Atmel”).

†10.13(3)	License Agreement for ZR34325 Vector Signal Processor dated June 8, 1995 between the Registrant and Atmel.

†10.14(3)	Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”).

†10.15(3)	Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.

10.16(3)

Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the “Chief Scientist”), together with ZML’s Letter of Undertaking dated September 4, 1994.

10.17(3)	Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML’s Letter of Undertaking dated September 4, 1994.

10.18(3)	Loan Agreements dated July 25, 1995, August 1, 1995, August 15, 1995, August 31, 1995 and November 1, 1995 between ZML and the Israel Discount Bank.

10.29(5)	Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.30(6)	Memorandum of Understanding Dated April 23, 1996 between ZML and IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.33(7)	Sub-Sublease dated April 1, 1997 between the Registrant and Integrated Silicon Solutions, Inc.

10.36(8)	Unprotected Tenancy Agreement dated September 16, 1997 between ZML and Matam, together with Appendix Addendum to Unprotected Tenancy Agreement of 16.9.97.

Exhibit Number	Exhibit Title
10.37(1)	Addendum to sub-sublease dated April 1, 1997 between the Registrant Integrated Silicon Solution, Inc.

*10.38(9)	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors.

10.39(10)	2000 Nonstatutory Stock Option Plan.

*10.40(10)	Executive Retention and Severence Plan.

*10.41(11)	Employment Agreement, dated as of May 4, 2003, by and between Registrant and Young K. Sohn.

10.42(12)	Sublease dated June 18, 2001 between Yahoo! Inc. and Oak Technology, Inc.

*10.43(12)	Amended and Restated 1995 Employee Stock Purchase Plan.

10.44(13)	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated).

10.45(14)	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002).

*10.46(12)

Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone.

10.47(15)	Asset purchase agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTC. dated April 3, 2003.

*10.48	Summary of Compensation Arrangements with Named Executive Officers and Nonemployee Directors.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Constitutes a management contract or compensatory plan required to be filed pursuant to Item 14(c) of Form 10-K.

†              Confidential treatment has been granted as to a portion of this Exhibit.

(1)           Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 2000.

(2)           Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 1998.

(3)           Incorporated by reference to identically numbered exhibit to Registrant’s Form SB-2 Registration Statement (No. 33-98630-LA), which became effective on December 14, 1995.

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

(8)           Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 1999.

(9)           Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2001.

(10)         Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 2002.

(11)         Incorporated by reference to identically numbered exhibit to Registrant’s Form S-4 Registration Statement (No. 333-105993, which became effective July 3, 2003.

(12)         Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly report for the quarter ended September 30, 2003.

(13)         Incorporated by reference to Exhibit 99.1 of Form S-8 filed by Oak Technology, Inc.  (“Oak”) on April 14, 2003.

(14)         Incorporated by reference to Exhibit 10.01 of Form 10Q/A filed by Oak on June 27, 2003.

(15)         Incorporated by reference to Exhibit 2.2 of Form 8-K filed by Oak on April 18, 2003.