Form 10-K/A
period 2004-12-31
ZORAN CORP \DE\
filed 2005-05-02
CIK 1003022

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

FORM 10-K/A

Amendment No. 1 to Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004.

The undersigned registrant hereby amends Item 10 through 14 of Part III and Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to read in their entirety as follows:

Item 10.  Directors and Executive Officers of Registrant

Name	Principal Occupation	Age	Director Since

Levy Gerzberg, Ph.D.	President and Chief Executive Officer of Zoran	60	1981

Uzia Galil	President and Chief Executive Officer of Uzia Initiative and Management Ltd.; Chairman of Board of Directors of Zoran	80	1983

James D. Meindl	Professor of Microelectronics, Georgia Institute of Technology	72	1986

James B. Owens, Jr.	Private Consultant	55	2003

David Rynne	Retired	64	2003

Arthur B. Stabenow	Private Investor	66	1990

Philip M. Young	General Partner, U.S. Venture Partners	65	1986

Raymond A. Burgess	Private Consultant	46	2005

Levy Gerzberg was a co-founder of Zoran in 1981 and has served as Zoran’s President and Chief Executive Officer since December 1988 and as a director since 1981. Dr. Gerzberg also served as Zoran’s President from 1981 to 1984 and as Zoran’s Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to co-founding Zoran, Dr. Gerzberg was Associate Director of Stanford University’s Electronics Laboratory. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

Uzia Galil has been a director of Zoran since 1983 and has served as Chairman of the Board of Directors since October 1993. Mr. Galil currently serves as Chairman and Chief Executive Officer of Uzia Initiative and Management Ltd., a company specializing in the promotion and nurturing of new businesses associated with mobile communication, electronic commerce and medical informatics, which he founded in November 1999. From 1962 until November 1999, Mr. Galil served as President and Chief Executive Officer of Elron Electronic Industries Ltd., an Israeli high technology holding company, where he also served as chairman of the board. From January 1981 until leaving Elron, Mr. Galil also served as chairman of the board of directors of Elbit Ltd., an electronic communication affiliate of Elron, and as a member of the board of directors of Elbit Systems Ltd., a defense electronics affiliate of Elron, and all other private companies held in the Elron portfolio. Mr. Galil currently serves as a director of Orbotech Ltd., NetManage Inc. and Partner Communications Ltd. From 1980 to 1990, Mr. Galil served as Chairman of the International Board of Governors of the Technion. Mr. Galil holds an M.S. in Electrical Engineering from Purdue University and a B.S. from the Technion. Mr. Galil has also been awarded an honorary doctorate in technical sciences by the Technion in recognition of his contribution to the development of science-based industries in Israel, an honorary doctorate in philosophy by the Weizmann Institute of Science, an honorary doctorate in engineering by Polytechnic University, New York, an honorary doctorate from the Ben-Gurion University of the Negev in Israel, and the Solomon Bublick Prize Laureate from the Hebrew University of Jerusalem. Mr. Galil is also a recipient of the Israel Prize.

James D. Meindl has been a director of Zoran since March 1986. Dr. Meindl has been Joseph M. Pettit Chair Professor in microelectronics at Georgia Institute of Technology since November 1993. From September 1986 to November 1993, Dr. Meindl served as Provost and Senior Vice President of Academic Affairs at Renssalaer Polytechnic Institute. Prior thereto, Dr. Meindl was a professor of electrical engineering and Director of the Stanford Electronics Laboratory and Center for Integrated Systems at Stanford University. Dr. Meindl is also a director of SanDisk, Inc. and Stratex Networks.

James B. Owens, Jr. has been a director of Zoran since May 2003. From January 2002 to January 2005, Mr. Owens served as President and Chief Executive Officer and a director of Strasbaugh, a provider of semiconductor manufacturing equipment. From December 1999 to August 2001, Mr. Owens served as President and Chief Executive Officer of Surface Interface, a supplier of high-end metrology equipment to the semiconductor and hard disk markets. From August 1998 to December 1999, Mr. Owens served as President of Verdant Technologies, a division of Ultratech Stepper. Mr. Owens holds a B.S. in Physics from Stetson University, an M.S. in Management from the University of Arkansas and an M.S.E.E. from Georgia Institute of Technology.

David Rynne has been a director of Zoran since August 2003. Mr. Rynne is a retired senior financial executive with more than 35 years of experience in growing technology companies. Most recently, Mr. Rynne served as Chief Executive Officer of Receipt.com from July to December 1999 and as Vice President of Nortel Networks from August 1998 to June 1999. He served as Chief Financial Officer of Bay Networks from January 1997 to August 1998. Prior to joining Bay Networks, Mr. Rynne served as Chief Financial Officer at Tandem Computers from June 1983 to December 1996, and held a variety of financial management positions during an 18-year career at Burroughs Corporation. He is currently chairman of the board of directors of Netfuel, Inc., a programmable network company, and serves on the board of directors of PD-LD, Inc., a fiber optic component company.

Arthur B. Stabenow has been a director of Zoran since November 1990. Mr. Stabenow has been principally engaged as a private investor since January 1999. From March 1986 to January 1999, Mr. Stabenow was Chief Executive Officer of Micro Linear Corporation, a semiconductor company. Mr. Stabenow also serves as a director of Applied Micro Circuits Corporation.

Philip M. Young has been a director of Zoran since January 1986. Mr. Young has been a managing principal of U.S. Venture Partners, a venture capital management company, since April 1990, and a general partner or managing member of the general partners of various venture capital funds managed by that company.  Mr. Young is also a director of several private companies.

Raymond A. Burgess has been a director of Zoran since April 2005.  Since August 2004, Mr. Burgess has been engaged as a consultant to companies operating within the semiconductor and related fields.  From April 2004 to July 2004, Mr. Burgess served as the Senior Vice President, Strategy, Marketing and Communications of Freescale Semiconductor, Inc., a provider of semiconductor solutions.  From September 2000 to March 2004, Mr. Burgess served as Corporate Vice President, Strategy, Marketing and Communications for the Semiconductor Products Sector of Motorola, Inc., a telecommunications company, and held a variety of executive positions during a twenty year career at Motorola.  Mr. Burgess serves on the board of Tao Group, UK, a private company focused on multimedia software.

Messrs. Galil and Stabenow are audit committee financial experts, as defined in the rules of the Securities and Exchange Commission.  Both of them are independent for purposes of the Nasdaq rules as they apply to audit committee members.

The information required by this Item with respect to additional executive officers of Zoran is incorporated by reference to Part I of this report under the heading “Executive Officers.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with.

Corporate Governance Materials

The Board has adopted a Code of Business Conduct that applies to all of our employees, officers and directors.  In addition, the Board has adopted Corporate Governance Guidelines that address the composition of the Board, criteria for Board membership and other Board governance matters.  Links to these materials are available on our website at www.shareholder.com/zoran/corporategovernance.cfm.

Item 11.  Executive Compensation

The following table sets forth information concerning the compensation earned during the years ended December 31, 2002, 2003 and 2004 by our Chief Executive Officer and our three other executive officers, whose total salary and bonus for such fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

						Long Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Year	Salary(1)		Bonus(1)		Shares Underlying Options(2)	All Other Compensation

Levy Gerzberg, Ph.D.	2004		$391,000		$—	—		$1,920	(3)
President and Chief	2003		$340,000		$197,700	609,358		$2,858	(3)
Executive Officer	2002		$339,921		$255,000	427,500		$2,698	(3)

Camillo Martino	2004		$287,500		$—	—		$1,920	(3)
Executive Vice President and	2003		$250,000		$109,000	260,000		$2,702	(3)
Chief Operating Officer	2002		$238,558		$150,000	150,000		$2,542	(3)

Karl Schneider Senior Vice President, Finance and Chief Financial Officer	2004 2003 2002	$ $ $	241,000 210,000 195,750	$ $ $	— 73,300 68,250	— 200,000 75,000	$ $ $	1,920 2,608 2,538	(3) (3) (3)

Isaac Shenberg, Ph.D. Senior Vice President, Business and Strategic Development	2004 2003 2002	$ $ $	200,000 180,000 178,750	$ $ $	— 62,800 63,000	— 200,000 82,500	$ $ $	41,063 48,654 37,427	(4) (4) (4)

(1)                                  Includes amounts (if any) deferred at the named executive officer’s option under Zoran’s 401(k) plan.

(2)                                  During 2003, each of Zoran’s executive officers received two equal option grants, one of which will not begin vesting until one year following the date of grant, in light of the fact that Zoran’s 1993 Stock Option Plan was due to expire in July 2003 and that Zoran would not adopt a new plan under which options could be granted to executive officers.  See “Report of the Compensation Committee on Executive Compensation.”

(3)                                  Represents: (i) matching contributions to the Named Executive Officers’ 401(k) savings and incentive plans in the following amounts for 2004, 2003 and 2002, respectively, Dr. Gerzberg, $1,500, $2,000 and $2,000, Mr. Schneider, $1,500, $2,000 and $2,000, and Mr. Martino, $1,500, $2,000, and $2,000; and (ii) premiums paid by Zoran with respect to term life insurance for the benefit of the Named Executive Officers in the following amounts for 2004, 2003 and 2002, respectively, Dr. Gerzberg, $420, $858 and $698, Mr. Schneider $420, $608, and $538, and Mr. Martino, $420, $702, and $542.

(4)                                  Consists of (i) premiums paid by Zoran under an insurance policy that covers certain severance and other benefits and (ii) contributions by Zoran toward a continuing education fund. In 2004, 2003 and 2002, Zoran paid insurance premiums for the benefit of Dr. Shenberg in the amounts of $26,439, $33,779 and $26,715, respectively. In 2004, 2003 and 2002, Zoran made continuing education contributions for the benefit of Dr. Shenberg in the amounts of $14,624, $14,875 and $10,712, respectively.

Stock Options Granted in Fiscal 2004

No option grants were made to the Named Executive Officers during the year ended December 31, 2004.

Option Exercises and Fiscal 2004 Year-End Values

The following table provides the specified information concerning exercises of options to purchase our common stock in the year ended December 31, 2004, and unexercised options held as of December 31, 2004, by the Named Executive Officers.  A portion of the shares subject to these options are not yet vested, and thus would be subject to repurchase by Zoran at a price equal to the option exercise price, if the corresponding options were exercised before those shares had vested.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable
Levy Gerzberg, Ph.D.	—	—	1,227,013	—	$42,769	—

Camillo Martino	—	—	644,978	—	—	—

Karl Schneider	—	—	453,200	—	$264,335	—

Isaac Shenberg, Ph.D.	—	—	513,844	—	$514,484	—

(1)                                  Based on a market value of $11.58 per share, the closing price of our common stock on December 31, 2004, as reported by the Nasdaq National Market.

(2)                                  All options are fully exercisable from the date of grant, subject to Zoran’s right to repurchase any unvested shares at the original purchase price upon the optionee’s termination of service. The options (or shares issued upon the exercise of the options) vest in 48 equal installments from the date of grant, or in one installment equal to 1/4 of the shares and 36 equal monthly installments of 1/48 of the shares thereafter, in the case of options granted upon commencement of employment. Upon termination of an executive officer within 18 months following a change in control, the outstanding options of such executive officer shall be immediately exercisable and fully vested and shall generally remain exercisable for a period of one year after such termination. If Zoran terminates Mr. Martino’s employment for reasons other than “cause,” as such term is defined in his offer letter, Mr. Martino’s options will continue to vest until the earlier of (i) the end of his three month notice period or (ii) the commencement of his employment with another entity.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Zoran maintains an Executive Retention and Severance Plan (the “Retention Plan”), which provides for certain benefits for Zoran’s executive officers and key employees upon a change in control of Zoran. The Retention Plan provides that if, in the event of a change in control of Zoran, the company acquiring Zoran does not assume or substitute the outstanding options of the participants in the Retention Plan, then the vesting and exercisability of their options shall be accelerated in full immediately prior to, but conditioned upon, the consummation of the change in control transaction. The Retention Plan provides for additional benefits if a participant in the Retention Plan is terminated without “cause” (as that term is defined in the Retention Plan) or resigns as a result of certain adverse circumstances described in the Retention Plan, within 18 months after a change in control. Upon such termination, a participant would be entitled to a lump sum payment in an amount equal to the aggregate amount of his monthly salary and prorated annual bonus for a period of 36 months in the case of the chief executive officer and 18 months in the case of other executive officers, with the applicable annual bonus amount to be determined at the time of termination. Such annual bonus amount shall equal to the greatest of (i) the bonus earned by the participant for the fiscal year immediately preceding the fiscal year of the change in control, (ii) the bonus earned by him for the fiscal year immediately preceding the fiscal year of his termination upon a change in control, or (iii) the targeted bonus he would have earned for the fiscal year of his termination upon a change in control. In addition, Zoran will arrange to provide health and life insurance benefits to the participant for 36 months in the case of the chief executive officer and 18 months in the case of other executive officers. The Retention Plan also provides that, upon such termination of an executive officer within 18 months following a change in control, the outstanding options of such executive officer shall be immediately exercisable and fully vested and shall generally remain exercisable for a period of one year after such termination.

In December 1997, the Company issued an offer letter to Karl Schneider, pursuant to which, if Mr. Schneider’s employment with the Company is terminated, either by Mr. Schneider or Zoran, for a reason other than “cause,” as such term is defined in the offer letter, the other party to the letter is entitled to three months notice; provided, however, that if Mr. Schneider accepts an offer of employment from another company while still employed with Zoran, Mr. Schneider must notify Zoran within twelve hours of acceptance of such offer, and Zoran may terminate Mr. Schneider’s employment without providing advance notice.

In July 2001, the Company issued an offer letter to Camillo Martino.  Pursuant to the terms of this offer letter, if Mr. Martino’s employment with the Company is terminated, either by Mr. Martino or by Zoran, for a reason other than “cause,” as such term is defined in the offer letter, the other party to the letter is entitled to three months notice.  If Zoran terminates Mr. Martino’s employment for reasons other than cause, Zoran may release Mr. Martino from employment at any time prior to the termination of the three month notice period, and Mr. Martino’s salary and option vesting will continue until the earlier of (i) end of the three month period or (ii) the commencement of Mr. Martino’s employment with another entity.  If Mr. Martino initiates the termination, Zoran has the right to terminate Mr. Martino’s employment immediately and pay the salary guarantee in lieu of notice.

Compensation of Directors

Directors receive an annual retainer of $20,000, a fee of $2,000 for each meeting attended and quarterly fees of $1,500 for each committee on which they serve and $2,500 for each committee they chair.

The 1995 Outside Directors Plan (the “Directors Plan”) provides for formula-based grants of options to non-employee directors of Zoran. Under the Directors Plan, each non-employee director is automatically granted a nonstatutory stock option to purchase 30,000 shares of Zoran common stock (an “Initial Option”) on the date on which such person first becomes a non-employee director of Zoran. Thereafter, on the date immediately following each annual stockholders’ meeting, each non-employee director who is reelected at the meeting to an additional term is granted an additional option to purchase 15,000 shares of Zoran common stock (an “Annual Option”) if, on such date, he or she has served on the Board of Directors for at least six months.  The Directors Plan provides that each Initial Option shall become exercisable in installments as to one-fourth of the total number of shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant, and each Annual Option shall become exercisable in full one year after the date of grant, subject to the director’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of Zoran common stock on the date of grant. Options granted under the Directors Plan have a term of ten years.  The Directors Plan expires in July 2005.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS AND STOCK OWNERSHIP BY MANAGEMENT

The following table sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of Zoran’s common stock by (i) each stockholder known by Zoran to be the beneficial owner of more than 5% of Zoran’s common stock, (ii) each director and director-nominee of Zoran, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of Zoran as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Mac Per Wolf Company(4) 310 S. Michigan Ave., Suite 2600 Chicago, IL 60604	4,434,232	10.3%
Levy Gerzberg, Ph.D.(5)	1,335,466	3.1%
Camillo Martino(6)	648,367	1.5%
Isaac Shenberg, Ph.D.(7)	515,697	1.2%
Karl Schneider(8)	458,021	1.1%
Uzia Galil(9)	122,712	*
Arthur B. Stanenow(10)	114,450	*
James D. Meindl(11)	113,020	*
Philip M. Young(12)	88,200	*
David Rynne(13)	71,733	*
James B. Owens(14)	45,000	*
Raymond A. Burgess(15)	—	—
Directors and executive officers as a group (11 persons)(16)	3,512,666	8.1%

*                                         Less than 1%.

(1)                                  Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.  Except as otherwise noted, the address for the persons named in this table is  c/o 1390 Kifer Road, Sunnyvale, California 94086.

(2)                                  Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options. Except as otherwise noted, options granted under the 1993 Stock Option Plan are immediately exercisable, subject our right to repurchase unvested shares upon termination of employment or other service at a price equal to the option exercise price.

(3)                                  Calculated on the basis of 43,253,892 shares of common stock outstanding as of March 31, 2005, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2005 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(4)                                  Based on information contained in a Schedule 13G/A dated January 31, 2005, filed with the Securities and Exchange Commission.

(5)                                  Includes options to purchase 1,227,013 shares of common stock, all of which are exercisable.

(6)                                  Includes options to purchase 644,978 shares of common stock, all of which are exercisable.

(7)                                  Includes options to purchase 513,844 shares of common stock, all of which are exercisable.

(8)                                  Includes options to purchase 453,200 shares of common stock, all of which are exercisable.

(9)                                  Includes 4,512 shares held by Mr. Galil’s spouse. Mr. Galil may be deemed to be a beneficial owner of these shares, although Mr. Galil disclaims such beneficial ownership. Also includes options to purchase 118,200 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 31, 2005.

(10)                            Includes options to purchase 114,450 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 31, 2005.

(11)                            Includes 111 shares held jointly with Dr. Meindl’s spouse and 1,909 shares held by James and Frederica Meindl as trustees of the Meindl Trust dated February 4, 1972. Also includes options to purchase 111,000 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 31, 2005.

(12)                            Includes options to purchase 88,200 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 31, 2005.

(13)                            Includes options to purchase 71,733 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 31, 2005.

(14)                            Includes options to purchase 45,000 shares of common stock that are currently exercisable or will become exercisable within 60 days after March 31, 2005.

(15)                            Excludes options to purchase 30,000 shares of common stock that were granted after March 31, 2005.

(16)                            See notes 5 through 15.  Includes 3,387,618 shares subject to options that are currently exercisable or will become exercisable within 60 days after March 31, 2005 beneficially owned by executive officers and directors.

EQUITY COMPENSATION PLAN INFORMATION

Zoran currently maintains three compensation plans that provide for the issuance of Zoran common stock to officers and other employees, directors or consultants. These consist of the Directors Plan and the 1995 Employee Stock Purchase Plan, which have been approved by stockholders, and the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which has not been approved by stockholders. Zoran has also issued options under its 1993 Stock Option Plan (the “1993 Plan”), which had been approved by stockholders and which expired in July 2003. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

Plan Category(1)	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	6,207,966	$17.62	570,909

Equity compensation plans not approved by stockholders(3)	6,637,791	$16.54	5,153,644

Total	12,845,757	$17.06	5,724,553

(1)                                  The information presented in this table excludes options assumed by Zoran in connection with acquisitions of other companies.  As of December 31, 2004, 1,506,877 shares of Zoran common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $19.71 per share.

(2)                                  Includes 563,109 shares available for future issuance under the Purchase Plan.

(3)                                  Consists of options that are outstanding, and shares available for future issuance, under the 2000 Plan.  The material features of the 2000 Plan are described below.

Material Features of the 2000 Stock Option Plan

As of March 31, 2005, Zoran had reserved an aggregate of 13,325,000 shares of common stock for issuance under the 2000 Plan. The 2000 Plan provides for the grant of nonstatutory stock options to employees or consultants with exercise prices typically equal to (but not less than 85% of) the fair market value of Zoran common stock on the date of grant. No current officer or other person whose eligibility would require stockholder approval of the 2000 Plan under any law or stock exchange rules may be granted an option under the plan, except as permitted under Nasdaq Rule 4350(i)(1)(A)(iii). Under that rule, a company that assumes a pre-existing, stockholder-approved plan in a merger is permitted to use the share reserve under the assumed plan (after appropriate adjustment to reflect the merger) to issue options to any persons, including officers or directors, who were not employed by the company at the effective time of the merger, so long as the options are granted on or prior to the expiration date of the assumed plan. Such options may be issued under the assumed plan or any other plan maintained by the issuer. In its acquisition of Oak Technology, Inc. (“Oak”), Zoran assumed the stockholder-approved stock option plans of Oak that were in effect immediately prior to the effective time of the merger with Oak. As a result, 2,832,210 shares that were available for issuance under those plans (as adjusted to reflect the merger) became available for issuance under the 2000 Plan and are included among the 13,325,000 shares that are reserved for issuance thereunder. The assumed plans were scheduled to expire between December 2004 and December 2012. Accordingly, the share reserve under the 2000 Plan was reduced by 20,599 shares in December 2004. The 2000 Plan will terminate in its entirety in October 2010, prior to the time when the last of the assumed plans would have expired.

In general, the 2000 Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including exercise price and number of shares subject to the options granted.

However, Dr. Gerzberg has been authorized by the Board of Directors to grant options to purchase up to 30,000 shares. Certain options granted under the 2000 Plan are fully exercisable from the date of grant, subject to Zoran’s right to repurchase unvested shares at the original purchase price upon the optionee’s termination of service. Subject to the optionee’s continued service, the options generally vest at the rate of 1/4 of the shares on the first anniversary of the date of grant and at the rate of 1/48 of the shares on the last day of each of the next 36 calendar months thereafter. Options granted under the 2000 Plan generally have a 10-year term and terminate three months after the termination of service, except where service terminates due to the optionee’s death or permanent and total disability, in which case the option will remain exercisable for one year after such termination but in no event beyond the expiration of the option’s term.

Item 13.                            Certain Relationships and Related Transactions.

Not applicable.

Item 14.                            Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to Zoran for the years ended December 31, 2003 and 2004 by PricewaterhouseCoopers LLP:

	2003	2004

Audit Fees (1)	$487,048	$1,188,398
Audit-Related Fees (2)	$101,800	—
Tax Fees (3)	$169,511	$155,987
All Other Fees (4)	—	$6,190
Total	$758,359	$1,350,575

(1)                                  Audit fees consist of fees billed for professional services rendered for the audit of Zoran’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements. During 2003, these fees also included services related to the preparation of a Form S-4 registration statement related to the acquisition of Oak and final progress billing on the audit of Oak’s financial statements following the completion of that acquisition. During 2004, audit fees included those fees related to PricewaterhouseCoopers LLP’s audit of the effectiveness of Zoran’s internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

(2)                                  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Zoran’s consolidated financial statements and are not reported under “audit fees.” During 2003, these fees also included services related to financial due diligence conducted in connection with the acquisition of Oak.

(3)                                  Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)                                  All other fees consist of fees for services other than those reported above. During 2004, these fees included the fees for an accounting library software and other miscellaneous services.

The Audit Committee is responsible for pre-approving all audit and permissible non-audit services provided by our independent accountants. Management is responsible for reporting to the Audit Committee on a quarterly basis regarding expenditures for non-audit services made within the foregoing budget.

Item 15.                            Exhibits and Financial Statements Schedules

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

Dated: May 2, 2005	ZORAN CORPORATION

	By:	/s/ Levy Gerzberg
Levy Gerzberg, President and
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(1)	Form of Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.1(3)	Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1(4)	1993 Stock Option Plan, as amended.

*10.2(4)	1995 Outside Directors Stock Option Plan.

*10.3(4)	Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(3)	Form of Indemnity Agreement for officers and directors.

10.7(3)	Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.

10.11(3)	Lease Agreement dated October 1, 1992 between the Registrant’s subsidiary, Zoran Microelectronics Ltd. (“ZML”), and Matam-Haifa Scientific Industries Center Ltd. (“Matam”).

†10.12(3)	License Agreement for ZR33891 Digital Filter Processor dated June 8, 1995 between the Registrant and Atmel Corporation (“Atmel”).

†10.13(3)	License Agreement for ZR34325 Vector Signal Processor dated June 8, 1995 between the Registrant and Atmel.

†10.14(3)	Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”).

†10.15(3)	Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.

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

10.47(15)	Asset purchase agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTC. dated April 3, 2003.

*10.48(16)	Summary of Compensation Arrangements with Named Executive Officers and Nonemployee Directors.

10.49	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998.

10.50	Offer Letter to Camillo Martino dated July 30, 2001.

10.51	Form of Employee Proprietary Information and Inventions Agreement.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13)                            Incorporated by reference to Exhibit 99.1 of Form S-8 filed by Oak Technology, Inc. on April 14, 2003.

(14)                            Incorporated by reference to Exhibit 10.01 of Form 10Q/A filed by Oak Technology, Inc. on June 27, 2003.

(15)                            Incorporated by reference to Exhibit 2.2 of Form 8-K filed by Oak Technology, Inc. on April 18, 2003.

(16)                            Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 2004.