Form 10-Q
period 2005-03-31
ZORAN CORP \DE\
filed 2005-05-10
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☒ No ☐

As of May 6, 2005, there were outstanding 43,513,169 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2005

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$31,025	$37,435
Short-term investments	50,311	32,978
Accounts receivable, net	68,023	59,863
Inventories	34,207	50,033
Prepaid expenses and other current assets	17,995	14,130
Total current assets	201,561	194,439

Property and equipment, net	16,270	17,190
Other assets and investments	54,108	68,619
Goodwill	150,151	150,151
Intangible assets, net	156,416	168,882
Total assets	$578,506	$599,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,955	$34,017
Accrued expenses and other liabilities	53,797	51,102
Total current liabilities	81,752	85,119

Other long-term liabilities	13,064	13,535

Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2005 and December 31, 2004; 43,253,892 shares issued and outstanding as of March 31, 2005; and 43,195,432 shares issued and outstanding as of December 31, 2004	43	43
Additional paid-in capital	705,761	705,661
Deferred stock-based compensation	(1,999)	(2,791)
Accumulated other comprehensive income	2,505	1,538
Accumulated deficit	(222,620)	(203,824)
Total stockholders’ equity	483,690	500,627
Total liabilities and stockholders’ equity	$578,506	$599,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Hardware product revenues	$59,002	$68,029
Software and other revenues	14,882	12,608
Total revenues	73,884	80,637

Costs and expenses:
Cost of hardware product revenues	36,964	45,328
Research and development	20,100	18,646
Selling, general and administrative	23,174	14,817
Amortization of intangible assets	12,330	10,343
Deferred stock compensation	517	1,827
Total costs and expenses	93,085	90,961

Operating loss	(19,201)	(10,324)

Interest income	535	400

Other income (loss), net	(130)	325

Loss before income taxes	(18,796)	(9,599)

Provision for income taxes	—	386

Net loss	$(18,796)	$(9,985)

Basic net loss per share	$(0.43)	$(0.23)

Diluted net loss per share	$(0.43)	$(0.23)

Shares used to compute basic net loss per share	43,213	42,522

Shares used to compute diluted net loss per share	43,213	42,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(18,796)	$(9,985)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	3,144	2,492
Amortization of intangible assets	12,330	10,343
Amortization of deferred stock compensation	517	1,827
Changes in current assets and liabilities:
Accounts receivable	(8,160)	(587)
Inventories	15,826	(1,194)
Prepaid expenses and other current assets and other assets	(4,969)	494
Accounts payable	(6,062)	4,620
Accrued expenses and other liabilities	2,224	(556)
Net cash provided by (used in) operating activities	(3,946)	7,454

Cash flows from investing activities:
Purchases of property and equipment	(1,489)	(1,922)
Purchases of investments	(4,883)	(59,444)
Proceeds from sales and maturities of investments	4,103	69,339
Purchases of intellectual property	(570)	—
Net cash provided by (used in) investing activities	(2,839)	7,973

Cash flows from financing activities:
Proceeds from issuance of common stock	375	2,138
Net cash provided by financing activities	375	2,138

Net increase (decrease) in cash and cash equivalents	(6,410)	17,565

Cash and cash equivalents at beginning of period	37,435	47,994

Cash and cash equivalents at end of period	$31,025	$65,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Zoran Corporation 2004 Annual Report on Form 10-K filed with the Commission.

Restatement of Financial Results for the Quarters Ended March 31, June 30 and September 30, 2004

During the fourth quarter of 2004 in connection with the review and evaluation of the effectiveness of our internal control over financial reporting undertaken pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management discovered that excess stock compensation expenses had been recognized during the quarters ended March 31, June 30 and September 30, 2004.  The compensation expense was related to options that we had assumed as part of our acquisition of Oak Technology, Inc. in 2003.  Under purchase accounting, part of the cost relating to the acquisition was attributed to the assumed options and was to be recognized over time as the options continued to vest, based on each option holder’s continued employment with Zoran.  If an option holder’s employment terminated before the option was fully vested, vesting would cease, and we would no longer recognize compensation expense related to that option.  At the time of the acquisition, a schedule was prepared detailing the terms of each assumed option; however, the names of the option holders were omitted from the schedule for reasons of confidentiality.  After the acquisition was completed, we did not update our personnel or financial records to include the omitted information. As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased, and did not reverse stock based compensation expense recognized in excess of amounts that actually vested.  The amounts presented in this Form 10-Q for the three month period ended March 31, 2004 have been restated to correct this error.

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

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”).  On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R.  In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in

2006.  FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123, or only to interim periods in the year of adoption.  Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share.  The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life.  The pro-forma disclosures of the impact of SFAS 123 provided in Note 2 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS 123R.

On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”).   This staff accounting bulletin expresses views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and certain Securities and Exchange Commission (“SEC”) rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.   The Company does not expect the adoption of SAB 107 to have a material impact on its consolidated financial position, results of operations or cash flows.

2.             Stock Based Compensation

Zoran applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Stock options are generally granted with exercise prices equivalent to fair market value of the underlying common stock on the date of grant, and no compensation cost is recognized.  As a result of stock options granted in connection with the acquisition of Nogatech, Inc. during 2000 and Oak Technology, Inc. during 2003, the Company recorded deferred stock-based compensation which is being amortized over the vesting period of the options.  Amortization of deferred stock compensation expense recognized as a result of the amortization of these options during the quarters ended March 31, 2005 and 2004 was approximately $517,000 and $1,827,000, respectively.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value of the options at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net loss and net loss per share for the three month periods ended March 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(18,796)	$(9,985)

Add:
Employee stock-based compensation expense included in net loss	517	1,827

Total employee stock-based compensation expense determined under the fair value method	(6,804)	(11,140)

Pro forma net loss attributable to common stockholders	$(25,083)	$(19,298)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.58)	$(0.45)
Diluted	$(0.58)	$(0.45)

Net loss per share as reported attributable to common stockholders:
Basic	$(0.43)	$(0.23)
Diluted	$(0.43)	$(0.23)

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options and purchase grants during the applicable periods.

	Stock Option Plans
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Expected life (years)	4.0	5.0
Expected volatility	72%	85%
Risk-free interest rate	3.7%	3.0%

	Employee Stock Purchase Plan
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Expected life (years)	0.5	0.5
Expected volatility	55%	91%
Risk-free interest rate	2.9%	1.0%

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

3.             Comprehensive Loss

The following table presents the calculation of comprehensive loss as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(18,796)	$(9,985)
Change in unrealized gain on investments, net of tax	967	2,464
Total comprehensive loss	$(17,829)	$(7,521)

The components of accumulated other comprehensive loss are unrealized gain (loss) on short-term and long-term marketable securities.

4.             Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Purchased parts and work in process	$16,689	$23,959
Finished goods	17,518	26,074
	$34,207	$50,033

5.             Goodwill and Other Intangible Assets

In accordance with SFAS 142, goodwill is not amortized.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the year ended December 31, 2004, the Company performed the annual analysis as of September 30, 2004 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		March 31, 2005			December 31, 2004
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$188,505	$(76,452)	$112,053	$188,505	$(67,139)	$121,366
Patents	3-5	40,265	(12,837)	27,428	40,265	(10,457)	29,808
Customer base	3-5	13,010	(5,311)	7,699	13,010	(4,739)	8,271
Tradename and others	3-5	2,100	(1,226)	874	2,100	(1,161)	939
Purchased core technology	4-5	13,249	(4,887)	8,362	12,679	(4,181)	8,498
Total		$257,129	$(100,713)	$156,416	$256,559	$(87,677)	$168,882

The Company records the amortization of purchased core technology as cost of product sales.

Estimated future intangible amortization expense, based on current balances, as of March 31, 2005 is as follows (in thousands):

Remaining nine months of 2005	$39,207
Year ending December 31, 2006	50,976
Year ending December 31, 2007	43,730
Year ending December 31, 2008	22,503
$156,416

Goodwill by reporting unit at March 31, 2005 and December 31, 2004 were as follows (in thousands):

DVD	$63,855
Imaging	6,177
Mobile	62,131
DTV	17,988
$150,151

6.             Income Taxes

The provision for income taxes reflects the estimated annualized effective tax rate and consideration of the need for a valuation allowance .  The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses, adjustments for the nondeductible amortization of goodwill and other intangibles and income tax rate differences on foreign earnings along with the impact of recorded a valuation allowance for the non-benefited losses.   The Company believes that reasonable uncertainly exists regarding future results such that no benefit has been recorded for the losses during the quarter.

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

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the Digital Camera segment was combined with the Emblaze Mobile business unit and was renamed the Mobile segment.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD, Imaging and DTV segments also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments.  The accounting policies of the operating segments are the same as those described in the summary of accounting policies.  No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net revenues:
DVD	$32,182	$47,223
Imaging	20,908	18,188
Mobile	13,002	7,855
DTV	7,792	7,371
	$73,884	$80,637

Operating expenses:
DVD	$38,696	$48,062
Imaging	14,916	10,508
Mobile	14,270	7,900
DTV	12,356	12,321
	80,238	$78,791

Contribution margin:
DVD	$(6,514)	$(839)
Imaging	5,992	7,680
Mobile	(1,268)	(45)
DTV	(4,564)	(4,950)
	$(6,354)	$1,846

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Contribution margin from operating segments	$(6,354)	$1,846
Amortization of intangibles	12,330	10,343
Amortization of deferred stock compensation	517	1,827
Total operating loss	$(19,201)	$(10,324)

Zoran maintains operations in the United States, Israel, Canada, the United Kingdom, Germany, China, Taiwan, Korea and Japan.  Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The distribution of total revenues for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue from unaffiliated customers originating from:
China	$27,965	$28,807
Japan	24,046	23,837
Korea	3,910	10,438
Taiwan	5,403	4,786
United States	5,610	7,465
North America	693	1,359
Other	6,257	3,945
	$73,884	$80,637

For the three months ended March 31, 2005, one customer accounted for 13% of total revenues.   For the same period of 2004, two customers each accounted for 11% of total revenues, respectively.

As of March 31, 2005, three customers accounted for 24%, 13% and 12% of total net accounts receivable, respectively, and as of December 31, 2004, two customers accounted for 27% and 13% of total net accounts receivable, respectively.

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

9.             Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock and dilutive potential shares from stock options and warrants outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss from continuing operations	$(18,796)	$(9,985)

Basic common shares	43,213	42,522
Effect of dilutive securities:
Common stock options	—	—
Dilutive weighted average shares	43,213	42,522

Net loss per share:
Basic	$(0.43)	$(0.23)
Diluted	$(0.43)	$(0.23)

Stock options to purchase 13,932,000 shares of common stock were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted net loss per share as the Company had a net loss for the three months ended March 31, 2005.  Stock options to purchase 13,426,000 shares of common stock were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted net loss per share as the Company had a net loss for the three months ended March 31, 2004.

10.          Legal Proceedings

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

11.          Subsequent Event

On May 8, 2005, we entered into an agreement to acquire Oren Semiconductor, Inc. (“Oren”), a privately-held provider of demodulator ICs for the global high definition television market.  Prior to entering into this agreement, we had made investments in Oren that currently represent a 17% ownership stake.  Under the terms of the agreement, we will acquire the remaining 83% of Oren by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which we will pay an aggregate of $44.6 million to the other stockholders of Oren and to employees holding Oren options, of which $16 million will consist of Zoran Common Stock and the remainder will be paid in cash. The total imputed value of the transaction, including our 17% stake, will be $53.3 million.  The transaction is expected to be completed later in the second quarter of 2005, and is subject to approval by the stockholders of Oren.

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

To correct this error, we have restated the financial results that we previously reported for the quarters ended March 31, June 30 and September 30, 2004.  For information about the effects of the restatement, see Note 1 of this quarterly report.

Overview

Our products consist of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems.  We also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.  Subsequent to our acquisition of Emblaze on July 8, 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market.

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

The Company recognizes software license revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions Software license agreements typically include obligations to provide maintenance and other support over a fixed term and allows for renewal of maintenance on an annual basis. The Company determines that fair value of its maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP 97-2. Maintenance and support revenue is recognized ratably over the term of the arrangement.  In addition, the Company also receives royalty revenues based on per unit shipments of products embedding our software which is recognized by the Company upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Following the completion of the acquisition, the results of operations of Emblaze have been included in our consolidated financial statements.  Accordingly, our results of operations for the three month period ended March 31, 2005 includes Emblaze’s operations, while such operations are not reflected in our results of operations for the same period of the prior year.

Oak Technology, Inc.

On August 11, 2003, we completed our acquisition of Oak through the merger of Oak with a wholly-owned subsidiary of Zoran.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements.  Accordingly, our results of operations for each of the three month periods ended March 31, 2005 and 2004 includes Oak’s operations.

Segments

Zoran had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the Digital Camera group was combined with the Emblaze Mobile segment and was renamed the Mobile segment.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD, Imaging and DTV segments also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

Results of Operations

Revenues

Total revenues decreased 8.3% to $73.9 million for the three months ended March 31, 2005 compared to $80.6 million for the three months ended March 31, 2004.  The decrease in total revenues was primarily a result of a $15.0 million decrease in the DVD segment which was partially offset by increases of $5.1 million, $2.7 million and $421,000 in the Mobile, Imaging and DTV segments, respectively.  The decrease in DVD segment revenues was primarily the result of lower hardware product revenues.  The increase in Mobile segment revenues were associated with higher hardware product revenues while the increase in Imaging segment revenues were due to increased software and other revenues.  Total revenues by segment for the three months ended March 31, 2005 were 43.6% DVD, 28.3% Imaging, 17.6% Mobile and 10.5% DTV, compared to 58.6% DVD, 22.6% Imaging, 9.7% Mobile and 9.1% DTV for the same period in 2004.  We believe that revenues for the DVD segment will increase in the quarter ending June 30, 2005 as progress is being made in working through the over supply of inventory that has affected the worldwide DVD industry.

Hardware product revenues for the three months ended March 31, 2005 were $59.0 million compared to $68.0 million for the comparable period of the prior year.  Hardware product revenues decreased by $9.0 million, or 13.3%, primarily due to the decrease in hardware product revenues for the DVD segment.  The DVD segment hardware product revenues decreased $13.3 million from $45.4 million recorded during the three months ended March 31, 2004 to $32.1 million recorded in the same period of this year primarily due to decreased unit shipments. Partially offsetting the decrease in DVD hardware product revenues was an increase of $4.6 million in hardware product revenues for the Mobile segment due to an increase in unit shipments.  Hardware product revenues by segment for the three months ended March 31, 2005 were 54.4% DVD, 21.1% Mobile, 13.8% Imaging, and 10.7% DTV, compared to 66.7% DVD, 11.5% Mobile, 11.5% Imaging, and 10.3% DTV for the same period in 2004.

Software and other revenues were $14.9 million and $12.6 million for the three months ended March 31, 2005 and 2004, respectively.  The increase was primarily due to increased revenues in the Imaging segment in which software and other revenues increased from $10.4 million for the three months ended March 31, 2004 to $12.8 million for the same period of 2005.  The increase in the Imaging segment software and other revenues was mainly due to increase royalty revenues.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $37.0 million for the quarter ended March 31, 2005 compared to $45.3 million for the same period of 2004.  The decrease in costs was primarily a result of the decrease in corresponding hardware product revenues during the period.  As a percentage of hardware product revenues, hardware product costs decreased from 66.6% for the three months ended March 31, 2004 to 62.6% for the three months ended March 31, 2005.  The decrease in hardware product costs as a percentage of hardware product revenue was due to product mix as revenues from the lower margin DVD segment, which has a higher percentage of hardware product costs relative to its hardware product revenue, represented a smaller proportion of total hardware product revenue.

Research and Development

Research and development (“R&D”) expenses were $20.1 million for the three months ended March 31, 2005, compared to $18.6 million for the same period of 2004.  This increase was primarily a result of the inclusion of the Emblaze operations as well as continued investments in research and development across all of our segments.  R&D expenses were 27.2% of total revenues for the three month period ended March 31, 2005, compared to 23.1% for the same period of 2004.  This increase is a result of the lower revenues recorded during the three month period ended March 31, 2005 compared to the same period of the prior year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $23.2 million for the three months ended March 31, 2005 compared to $14.8 million for the same period of 2004.  This increase was primarily a result of the inclusion of the Emblaze operations, increased legal fees related to our pending patent litigation with Mediatek, Inc., continued costs of compliance with provisions of the Sarbanes-Oxley Act of 2002 and continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets.  SG&A expenses were 31.4% of total revenues for the three months ended March 31, 2005 compared to 18.4% of total revenues for the three months ended March 31, 2004.

Amortization of Intangible Assets

During the three months ended March 31, 2005, we incurred charges of $12.3 million related to the amortization of intangible assets compared to $10.3 million for the three months ended March 31, 2004.  This increase was a result of the addition of $24.2 million of amortizable intangible assets acquired in the Emblaze acquisition in July 2004.  At March 31, 2005, we had approximately $156.4 million in net acquired intangible assets which we will continue to amortize on a straight line basis through 2008.

Amortization of Deferred Stock Compensation

For the three months ended March 31, 2005, we incurred charges of $517,000 related to the amortization of deferred stock compensation compared to $1.8 million during the same period of the prior year.  This deferred stock compensation expense was recorded primarily as a result of stock options granted in connection with the Oak acquisition.  The decrease in expense was due to the cancellation of options held by employees who terminated their employment during the year and the lower amortization associated with the graded vesting under the FIN 28 model.  As of March 31, 2005, the Company has a remaining deferred stock compensation balance of $2.0 million which will continue to be amortized through the quarter ending September 30, 2007.

Interest and Other Income

Interest and other income was $405,000 for the three month period ended March 31, 2005, compared to $725,000 for the same period of 2004.  This decrease was primarily due to translation losses recorded as a result of the decline in the United States dollar relative to the currency of other countries in which we operate.

Provision for Income Taxes

The Company has not recorded a tax provision or benefit for the quarter ended March 31, 2005.  The Company believes that reasonable uncertainly exists regarding future results such that no benefit has been recorded for the losses during the quarter.  The Company will continue to reassess this position in subsequent quarters during 2005.  The Company has determined that it is more likely than not the deferred tax assets will not be realized due to the uncertainty of future profit and as such, the Company continues to carry a full valuation allowance as of March 31, 2005.  We will continue to evaluate our tax position commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the tax holiday in Israel.

Liquidity and Capital Resources

At March 31, 2005, we had $31.0 million of cash and cash equivalents, $50.3 million of short-term investments and $119.8 million of working capital.  In addition, we had $37.2 million of investments in long-term marketable securities which are included in other assets and investments on our consolidated balance sheet.

Net cash used in operating activities during the first three months of 2005 was $3.9 million.  While we recorded a net loss of $18.8 million, this loss included non-cash for depreciation of property and equipment of $3.1 million, amortization of intangible assets of $12.3 million and amortization of deferred stock compensation of $517,000.  Additional cash used in operating activities was a result of the changes in current assets and liabilities totaling $1.0 million.

Cash used in investing activities was $2.8 million during the three months ended March 31, 2005, reflecting the net purchase of investments of $780,000 and the purchases of $2.0 million of property and equipment and intellectual property.

Cash provided by financing activities was $375,000 during the three months ended March 31, 2005 attributable to the issuance of common stock during the period.

Net cash provided by operating activities during the first three months of 2004 was $7.5 million.  While we recorded a net loss of $10.0 million, this loss included non-cash charges for depreciation of property and equipment of $2.5 million, amortization of intangible asset of $10.3 million and amortization of deferred stock compensation of $1.8 million.  Additional cash from operating activities was provided by a $4.6 million increase in accounts payable, partially offset by a $1.2 million increase in inventory.

Cash provided by investing activities was $8.0 million during the three months ended March 31, 2004, reflecting the net sale of investments of $9.9 million offset by the purchase of $1.9 million of property and equipment.

Cash provided by financing activities was $2.1 million during the three months ended March 31, 2004 attributable to the issuance of common stock during the period.

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are involved in several lawsuits.

Zoran and Oak are parties to various legal proceedings, including a number of patent-related lawsuits, both as plaintiff and defendant.  In connection with these lawsuits, substantial management time has been, and will continue to be, expended.  In addition, both Oak and Zoran have incurred, and we expect to continue to incur, substantial legal and other expenses in connection with these pending lawsuits.  No provision for any liability that may result upon adjudication of these lawsuits has been made in our financial statements.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2004 and March 31, 2005, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $9.63 to a high of $22.20.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel will exceed the rate of devaluation of the new Israeli shekel in relation to the United States dollar, which will increase our costs as expressed in United States dollars.  We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at March 31, 2005, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Internal Controls Over Financial Reporting.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZORAN CORPORATION

Date: May 10, 2005	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)