Form 10-Q
period 2005-06-30
ZORAN CORP \DE\
filed 2005-08-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-27246

ZORAN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2794449
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Yes ☒    No ☐

As of August 5, 2005, there were outstanding 44,862,429 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53,425	$37,435
Short-term investments	62,618	32,978
Accounts receivable, net	68,454	59,863
Inventories	25,353	50,033
Prepaid expenses and other current assets	14,903	14,130
Total current assets	224,753	194,439

Property and equipment, net	17,233	17,190
Other assets and investments	16,476	68,619
Goodwill	185,456	150,151
Intangible assets, net	152,683	168,882
Total assets	$596,601	$599,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,837	$34,017
Accrued expenses and other liabilities	56,330	51,102
Total current liabilities	95,167	85,119

Other long-term liabilities	12,250	13,535

Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2005 and December 31, 2004; 44,759,422 shares issued and outstanding as of June 30, 2005; and 43,195,432 shares issued and outstanding as of December 31, 2004	45	43
Additional paid-in capital	721,143	705,661
Deferred stock-based compensation	(1,417)	(2,791)
Accumulated other comprehensive income	3,088	1,538
Accumulated deficit	(233,675)	(203,824)
Total stockholders’ equity	489,184	500,627
Total liabilities and stockholders’ equity	$596,601	$599,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Hardware product revenues	$80,897	$89,681	$139,899	$157,710
Software and other revenues	14,182	14,035	29,064	26,643
Total revenues	95,079	103,716	168,963	184,353

Costs and expenses:
Cost of hardware product revenues	45,236	58,838	82,200	104,166
Research and development	21,321	21,136	41,421	39,782
Selling, general and administrative	24,318	16,485	47,492	31,302
Amortization of intangible assets	12,431	10,343	24,761	20,686
Deferred stock compensation	457	572	974	2,399
In process research and development	2,650	—	2,650	—
Total costs and expenses	106,413	107,374	199,498	198,335

Operating loss	(11,334)	(3,658)	(30,535)	(13,982)

Interest income	572	383	1,107	783

Other income (loss), net	(293)	(211)	(423)	114

Loss before income taxes	(11,055)	(3,486)	(29,851)	(13,085)

Provision for income taxes	—	1,114	—	1,500

Net loss	$(11,055)	$(4,600)	$(29,851)	$(14,585)

Basic net loss per share	$(0.25)	$(0.11)	$(0.69)	$(0.34)

Diluted net loss per share	$(0.25)	$(0.11)	$(0.69)	$(0.34)

Shares used to compute basic net loss per share	43,707	42,697	43,460	42,610

Shares used to compute diluted net loss per share	43,707	42,697	43,460	42,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(29,851)	$(14,585)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation, amortization and other	6,516	5,159
Amortization of intangible assets	24,761	20,686
Amortization of deferred stock compensation	974	2,399
In process research and development	2,650	—
Changes in current assets and liabilities:
Accounts receivable	(8,215)	(6,074)
Inventory	24,893	(19,839)
Prepaid expenses and other current assets and other assets	(1,663)	(3,225)
Accounts payable	4,275	25,572
Accrued expenses and other liabilities and long-term liabilities	645	(1,315)
Net cash provided by operating activities	24,985	8,778

Cash flows from investing activities:
Capital expenditures for property and equipment	(5,276)	(5,243)
Purchases of investments	(4,300)	(146,079)
Proceeds from sales and maturities of investments	25,080	151,928
Acquisition of Oren net of cash acquired, $812	(27,567)	—
Net cash provided by (used in) investing activities	(12,063)	606

Cash flows from financing activities:
Proceeds from issuance of common stock	3,068	4,641
Net cash provided by financing activities	3,068	4,641

Net increase in cash and cash equivalents	15,990	14,025

Cash and cash equivalents at beginning of period	37,435	47,994

Cash and cash equivalents at end of period	$53,425	$62,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Zoran Corporation 2004 Annual Report on Form 10-K filed with the Commission.

Restatement of Financial Results for the Quarters Ended March 31, June 30 and September 30, 2004

During the fourth quarter of 2004, in connection with the review and evaluation of the effectiveness of our internal control over financial reporting undertaken pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management discovered that excess stock compensation expenses had been recognized during the quarters ended March 31, June 30 and September 30, 2004.  The compensation expense was related to options that we had assumed as part of our acquisition of Oak Technology, Inc. in 2003.  Under purchase accounting, part of the cost relating to the acquisition was attributed to the assumed options and was to be recognized over time as the options continued to vest, based on each option holder’s continued employment with Zoran.  If an option holder’s employment terminated before the option was fully vested, vesting would cease, and we would no longer recognize compensation expense related to that option.  At the time of the acquisition, a schedule was prepared detailing the terms of each assumed option; however, the names of the option holders were omitted from the schedule for reasons of confidentiality.  After the acquisition was completed, we did not update our personnel or financial records to include the omitted information. As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased, and did not reverse stock based compensation expense recognized in excess of amounts that actually vested.

The amounts presented in this Form 10-Q for the three and six month periods ended June 30, 2004 have been restated to correct this error.  For the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the previously recorded deferred stock compensation expense was reduced by $704,000, $1,545,000 and $880,000, respectively, as a result of the restatement.

The following table shows the effect of the restatement:

	Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As reported	As restated	As reported	As restated	As reported	As restated
	(In Thousands, Except Per Share Data)

Deferred stock compensation expense	$2,531	$1,827	$2,117	$572	$1,790	$910
Operating loss	$(11,028)	$(10,324)	$(5,203)	$(3,658)	$(1,381)	$(501)
Net loss	$(10,689)	$(9,985)	$(6,145)	$(4,600)	$(3,519)	$(2,639)
Basic net loss per share	$(0.25)	$(0.23)	$(0.14)	$(0.11)	$(0.08)	$(0.06)
Diluted net loss per share	$(0.25)	$(0.23)	$(0.14)	$(0.11)	$(0.08)	$(0.06)

	Six Months Ended
	June 30, 2004
	As reported	As restated
	(In Thousands, Except Per Share Data)

Deferred stock compensation expense	$4,648	$2,399
Operating loss	$(16,231)	$(13,982)
Net loss	$(16,834)	$(14,585)
Basic net loss per share	$(0.40)	$(0.34)
Diluted net loss per share	$(0.40)	$(0.34)

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”).  On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”), adopted a new rule amending the compliance dates for FAS 123R.  In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in 2006.  FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123, or only to interim periods in the year of adoption.  Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS No. 123R will have a significant impact on net income (loss) and net income (loss) per share.  The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life.  The pro-forma disclosures of the impact of SFAS 123 provided in Note 2 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS 123R.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).   This staff accounting bulletin expresses views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.   The Company does not expect the adoption of SAB 107 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 will be effective for all periods beginning after December 15, 2005. The impact of adopting SFAS 154 will depend on the nature and amount of any future accounting change or error, if any.

2.                    Stock Based Compensation

Zoran applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Stock options are generally granted with exercise prices equivalent to fair market value of the underlying common stock on the date of grant, and no compensation cost is recognized.  As a result of stock options granted in connection with the acquisition of Nogatech, Inc. during 2000 and Oak Technology, Inc. during 2003, the Company recorded deferred stock-based compensation which is being amortized over the vesting period of the options.  Amortization of deferred stock compensation expense recognized as a result of the amortization of these options was $457,000 and $572,000 during the three and six month periods ended June 30, 2005, respectively, and $974,000 (as restated) and $2,399,000 (as restated) during the three and six month periods ended June 30, 2004, respectively.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value of the options at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net loss and net loss per share for the three month and six month periods ended June 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders, as reported	$(11,055)	$(4,600)	$(29,851)	$(14,585)

Add:
Employee stock-based compensation expense included in loss	457	572	974	2,399

Total employee stock-based compensation expense determined under the fair value method	(7,436)	(9,932)	(14,240)	(21,072)

Pro forma net loss attributable to common stockholders	$(18,034)	$(13,960)	$(43,117)	$(33,258)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.41)	$(0.33)	$(0.99)	$(0.78)
Diluted	$(0.41)	$(0.33)	$(0.99)	$(0.78)

Net loss per share as reported attributable to common stockholders:
Basic	$(0.25)	$(0.11)	$(0.69)	$(0.34)
Diluted	$(0.25)	$(0.11)	$(0.69)	$(0.34)

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options and purchase grants during the applicable periods:

	Stock Option Plans
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Expected life (years)	3.9	5.2	4.0	5.2
Expected volatility	70%	82%	71%	84%
Risk-free interest rate	3.8%	3.7%	3.8%	3.4%

	Employee Stock Purchase Plans
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	41%	70%	48%	78%
Risk-free interest rate	3.2%	1.4%	3.1%	1.2%

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

3.              Comprehensive Loss

The following table presents the calculation of comprehensive loss as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(11,055)	$(4,600)	$(29,851)	$(14,585)
Change in unrealized gain (loss) on investments, net of tax	583	(1,679)	1,550	785
Total comprehensive loss	$(10,472)	$(6,279)	$(28,301)	$(13,800)

The components of accumulated other comprehensive loss are unrealized gain (loss) on short-term and long-term marketable securities.

4. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Purchased parts and work in process	$9,745	$23,959
Finished goods	15,608	26,074
	$25,353	$50,033

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

Components of Acquired Intangible Assets (in thousands):

		June 30, 2005			December 31, 2004
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(85,841)	$109,664	$188,505	$(67,139)	$121,366
Patents	3-5	40,265	(15,217)	25,048	40,265	(10,457)	29,808
Customer base	3-5	13,860	(5,893)	7,967	13,010	(4,739)	8,271
Tradename and others	3-5	3,350	(1,305)	2,045	2,100	(1,161)	939
Purchased core technology *	4-5	13,600	(5,641)	7,959	12,679	(4,181)	8,498
Total		$266,580	$(113,897)	$152,683	$256,559	$(87,677)	$168,882

(*) The Company records the amortization of purchased core technology as cost of product sales.

Estimated future intangible amortization expense, based on current balances, as of June 30, 2005 was as follows (in thousands):

Remaining six months of 2005	$27,035
Year ending December 31, 2006	52,810
Year ending December 31, 2007	45,636
Year ending December 31, 2008	24,400
Year ending December 31, 2009	1,992
Year ending December 31, 2010	810
$152,683

Goodwill by reporting units was as follows (in thousands):

	June 30,	December 31,
	2005	2004

DVD	$63,855	$63,855
Imaging	6,177	6,177
Mobile	62,131	62,131
DTV	53,293	17,988
	$185,456	$150,151

6.                    Income Taxes

The provision for income taxes reflects the estimated annualized effective tax rate and consideration of the need for a valuation allowance.  The effective tax rate differs from the U.S. statutory rate due to adjustments for the nondeductible amortization of goodwill and other intangibles, changes in valuation allowance and income tax rate differences on foreign earnings.  The Company believes that reasonable uncertainty exists regarding future results such that no benefit has been recorded for the losses during the three and six months ended June 30, 2005.  Accordingly, the Company has recorded a valuation allowance for non-benefited tax losses.

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

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the acquisition of Emblaze Semiconductor, Ltd. in July 2004, the Digital Camera segment was combined with the Emblaze Mobile business unit and renamed the Mobile segment.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD, Imaging and DTV segments also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments.  The accounting policies of the operating segments are the same as those described in the summary of accounting policies.  No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues:
DVD	$36,950	$67,154	$69,132	$114,376
Imaging	22,969	21,694	43,877	39,882
Mobile	23,624	7,284	36,626	15,139
DTV	11,536	7,584	19,328	14,956
	$95,079	$103,716	$168,963	$184,353

Operating expenses:
DVD	$39,491	$61,211	$78,187	$109,272
Imaging	15,793	13,333	30,709	23,841
Mobile	18,641	8,016	32,911	15,917
DTV	16,950	13,899	29,306	26,220
	$90,875	$96,459	$171,113	$175,250

Contribution margin:
DVD	$(2,541)	$5,943	$(9,055)	$5,104
Imaging	7,176	8,361	13,168	16,041
Mobile	4,983	(732)	3,715	(778)
DTV	(5,414)	(6,315)	(9,978)	(11,264)
	$4,204	$7,257	$(2,150)	$9,103

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Contribution margin from operating segments	$4,204	$7,257	$(2,150)	$9,103
Amortization of intangibles	12,431	10,343	24,761	20,686
Amortization of deferred stock compensation	457	572	974	2,399
In process research and development	2,650	—	2,650	—
Total operating loss	$(11,334)	$(3,658)	$(30,535)	$(13,982)

Zoran maintains operations in the United States, Israel, Canada, the United Kingdom, Germany, China, Taiwan, Korea and Japan.  Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The distribution of total revenues for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from unaffiliated customers originating from:
China	$40,584	$37,433	$68,549	$66,240
Japan	27,667	28,527	51,713	52,364
Taiwan	9,929	17,427	15,332	22,213
Korea	4,434	11,471	8,344	21,909
United States	6,770	5,099	12,380	12,564
North America (other than the United States)	419	639	1,112	1,998
Other	5,276	3,120	11,533	7,065
	$95,079	$103,716	$168,963	$184,353

For the three months ended June 30, 2005, one customer accounted for 11% of total revenues.  For the same period of 2004, one customer accounted for 12% of total revenues of total revenues.  For the six months ended June 30, 2005 and 2004, no customer accounted for more than 10% of total revenues.

As of June 30, 2005, one customer accounted for 21% of total net accounts receivable, and as of December 31, 2004, two customers accounted for 27% and 13% of total net accounts receivable, respectively.

8.              Acquisitions

Oren Semiconductor, Inc.

On June 10, 2005, Zoran completed the acquisition of Oren Semiconductor, Inc. (“Oren”), a privately-held provider of demodulator ICs for the global high definition television market.  Prior to this acquisition, Zoran had made investments in Oren that represented a 17% ownership interest.  Under the terms of the acquisition agreement, Zoran acquired the remaining 83% of Oren’s outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which Zoran paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million for total consideration of $41.3 million to the other stockholders of Oren and to employees holding Oren options.  The Company considered the requirements under Accounting Principles Board Opinions 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” to retroactively record the gains or losses on investment of the prior 17% ownership under the equity basis.  Based on the Company’s analysis, such adjustments were considered to be immaterial to the prior financial results of the Company and accordingly, such adjustments are not reflected in the Company’s previously reported results of operations.

The primary purpose of the acquisition was to obtain Oren’s demodulator IC technology for the global high definition television market.  The Company intends to combine this technology with Zoran’s digital television technology to deliver a complete and cost-effective system solution for digital television makers.

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company incurred approximately $375,000 for acquisition-related expenses consisting of financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation.  The results of operations of Oren have been included in the consolidated financial statements from the date of acquisition.  The acquisition resulted in goodwill of approximately $35.3 million.  In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually.

Allocation of the purchase price is as follows (in thousands):

Net liabilities acquired	$(941)
In process research and development	2,650
Intangible assets	9,100
Goodwill	35,305
$46,114

The purchase price exceeded the net assets acquired resulting in the recognition of goodwill.  The amounts allocated to intangible assets include purchased technology totaling $7.0 million, patents totaling $1.25 million and customer base totaling $850,000 which are being amortized over their estimated useful lives of five years.

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

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company incurred approximately $180,000 for acquisition-related expenses consisting of financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation.  The results of operations of Emblaze have been included in the consolidated financial statements from the date of acquisition.  The historical operations of Emblaze are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented.  The acquisition resulted in goodwill of approximately $30.9 million.  In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually.

Allocation of the purchase price is as follows (in thousands):

Net liabilities acquired	$(649)
Intangible assets	24,150
Goodwill	30,879
$54,380

The purchase price exceeded the net assets acquired resulting in the recognition of goodwill.  The amounts allocated to intangible assets include purchased technology totaling $11.8 million and patents totaling $12.4 million which are being amortized over their estimated useful lives of three years.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Zoran, Oren and Emblaze as if the acquisitions had occurred as of the beginning of each of the previous periods presented, after giving effect to certain adjustments, including amortization of intangibles.  The in-process research and development charge of $2.65 million is not reflected in the unaudited pro forma combined condensed statement of operations. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Six Months Ended June 30,	Year Ended December 31,
	2005	2004

In thousands except for per share data:
Pro forma revenues	$169,942	$383,131

Pro forma net loss	$(32,821)	$(62,453)

Pro forma net loss per share:
Basic	$(0.76)	$(1.46)

Diluted	$(0.76)	$(1.46)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss from continuing operations	$(11,055)	$(4,600)	$(29,851)	$(14,585)

Basic common shares	43,707	42,697	43,460	42,610
Effect of dilutive securities:
Common stock options	—	—	—	—
Dilutive weighted average shares	43,707	42,697	43,460	42,610

Net loss per share:
Basic	$(0.25)	$(0.11)	$(0.69)	$(0.34)
Diluted	$(0.25)	$(0.11)	$(0.69)	$(0.34)

Options to purchase 10,656,000 shares and 5,051,000 shares of common stock were excluded from the computation of diluted net loss per share for the three months ended June 30, 2005 and 2004, respectively, as these shares would have had an anti-dilutive effect.

Options to purchase 10,837,000 shares and 5,044,000 shares of common stock were excluded from the computation of diluted net loss per share for the six months ended June 30, 2005 and 2004, respectively, as these shares would have had an anti-dilutive effect.

10.                   Legal Proceedings

Zoran and its Oak Technology, Inc. subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named 10 other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  The other proposed respondents were ASUSTek Computer, Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology.  The complaint requested that the ITC institute an investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  On April 8, 2004, the ITC instituted an investigation based on Zoran’s complaint.  On April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and these respondents were subsequently dismissed from the investigation pursuant to the terms of the settlement agreement.  On July 13, 2004, the ITC granted Zoran’s request that nine additional respondents be added to the investigation.  These additional respondents are Artronix Technology, ASUS Computer International, Audiovox Corporation, EPO Science and Technology, Inc., Initial Technology, Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Shinco Digital Technology Ltd. and Ultima Electronics Corporation.  On October 26, 2004, MediaTek filed a motion for summary determination seeking an order that two of the asserted patents were invalid.  This motion was denied on November 18, 2004.  On December 13, 2004, MediaTek filed another motion for summary determination seeking a similar order on different grounds.  This motion was denied on December 22, 2004.  The hearing took place in February 2005, and the target date for completion of the investigation is September 14, 2005.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.  Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants.  On June 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California.  On July 2, 2004, the defendants filed a first amended answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.  On July 22, 2004, Zoran and Oak moved to dismiss certain of the defendants’ defenses and counterclaims and, on July 30, 2004, MediaTek filed a motion for summary judgment as to two of the three patents asserted by Zoran and Oak against MediaTek.  On December 9, 2004, the Court granted Zoran and Oak’s motion, in part, and dismissed certain of defendant’s counterclaims and affirmative defenses.  The Court also denied MediaTek’s motion for summary judgment.  On October 15, 2004, MediaTek filed a second motion for summary judgment seeking summary judgment on alternate grounds as to the same two patents.  This motion was nearly identical to the motion filed by MediaTek on October 26, 2004 in the ITC.  The hearing on this motion was held on December 10, 2004.  The Court has not ruled on this motion.  On October 29, 2004, Zoran and Oak voluntarily dismissed two of their three claims against the defendants without prejudice and refiled those two claims as a separate lawsuit against the defendants.  The parties have stipulated, and the Court has agreed, that the newly filed action will be consolidated for all purposes with the first filed action, including for purposes of trial and all pre-trial scheduling.  On January 3, 2005, defendants Audiovox Corporation, Artronix Technology, Inc., ASUS Computer International, Inc., Initial Technology, Inc., Changzhou Shinco Digital Technology Co., Ltd., EPO Science and Technology Co., Inc., Micro-Star International, Co., Ltd., MSI Computer Corp., Shinco International AV Co. and Ultima Electronics Corp. were added to this case by stipulation of the parties.  No trial date has yet been set in these consolidated actions.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On August 26, 2004, the ITC instituted an investigation.  On September 24, 2004, MediaTek filed a motion to amend the complaint to add one additional patent and to name Sunext Technology Co., Ltd. as a respondent.  This motion was granted on October 7, 2004.  Discovery is currently underway.  On February 16, 2005, MediaTek filed a motion for leave to amend the complaint and notice of investigation to assert additional claims of the MediaTek patents against Oak, Zoran and Sunext.  That motion was denied on March 4, 2005.  The hearing took place in June and July 2005, and the target date for completion of the investigation is January 30, 2006.

Also on July 23, 2004, MediaTek filed a complaint against Zoran and Oak in the United States District Court, District of Delaware alleging infringement of the same two patents asserted in MediaTek’s ITC complaint and seeking monetary damages and injunctive relief.  This action was stayed by order of the court on October 4, 2004.

On February 2, 2005, MediaTek filed a complaint against Zoran and  Zoran Digital Technologies (Shenzhen) Ltd. (Zoran’s local Chinese operations) in the Shenzhen People’s Republic of China court alleging infringement of the Chinese counterpart patent of one of the two patents asserted in MediaTek’s ITC complaint and seeking monetary damages.  Because Zoran Digital Technologies (Shenzhen) Ltd. had been improperly identified in the original complaint, it was not until July 22, 2005 that Zoran Digital Technologies (Shenzhen) Ltd. was formally served with the complaint.  At this time, Zoran has not been served with the complaint.  The initiation of the full proceeding is stayed until all parties are formally served.

Based upon its preliminary review, Zoran believes that it has meritorious defenses to the three MediaTek complaints, which Zoran believes were filed in response to the proceedings that Zoran has been prosecuting against MediaTek and its customers.  Zoran intends to defend the MediaTek actions vigorously.  However, the litigation is in the preliminary stage, and Zoran cannot predict its outcome with certainty.  Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase litigation expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below under the heading “Future Performance and Risk Factors” and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Performance and Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

To correct this error, we have restated the financial results that we previously reported for the quarters ended March 31, June 30 and September 30, 2004.  For information about the effects of the restatement, see Note 1 to our condensed consolidated financial statements, contained in Item 1 of this quarterly report.

Overview

Our products consist of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems.  We also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.  Subsequent to our acquisition of Emblaze Semiconductor, Ltd. on July 8, 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market.  Through the acquisition of Oren Semiconductor, Inc. on June 10, 2005, Zoran obtained Oren’s demodulator IC technology for the global high definition television market.

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

We recognize software license revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Software license agreements typically include obligations to provide maintenance and other support over a fixed term and allows for renewal of maintenance on an annual basis. We determine the fair value of maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP 97-2. Maintenance and support revenue is recognized ratably over the term of the arrangement.  We also receive royalty revenues based on per unit shipments of products embedding our software which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Acquisitions

Oren Semiconductor, Inc.

On June 10, 2005, we completed our acquisition of Oren Semiconductor, Inc. (“Oren”), a privately-held provider of demodulator ICs for the global high definition television market.  Prior to this acquisition, we had made investments in Oren that represented a 17% ownership interest. Under the terms of the acquisition agreement, we acquired the remaining 83% of Oren’s outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which we paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million, for total consideration of $41.3 million, to the other stockholders of Oren and to employees holding Oren options.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements.  Accordingly, our results of operations for the three and six month periods ended June 30, 2005 include 20 days of Oren’s operations, while such operations are not reflected in our results of operations for the same periods of the prior year.

Emblaze Semiconductor Ltd.

On July 8, 2004, we completed our acquisition of Emblaze Semiconductor Ltd.  (“Emblaze”), a wholly-owned subsidiary of Emblaze Ltd. for $54.2 million in cash.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Emblaze have been included in our consolidated financial statements.  Accordingly, our results of operations for the three and six month periods ended June 30, 2005 include Emblaze’s operations for the entire period, while such operations are not reflected in our results of operations for the same periods of the prior year.

Segments

Prior to July 2004, we had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the Digital Camera group was combined with the Emblaze Mobile segment and renamed the Mobile segment.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD, Imaging and DTV segments also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

Results of Operations

Revenues

Total revenues decreased 8.3% to $95.1 million for the three months ended June 30, 2005 compared to $103.7 million for the same period of the prior year.  For the six months ended June 30, 2005, total revenues also decreased 8.3% to $169.0 million compared to $184.4 million recorded during the same period of 2004.  These decreases in total revenues were primarily the result of declining revenues in the DVD segment which recorded decreases of $30.2 million for the three months ended June 30, 2005 compared to the same period of the prior year and $45.2 million for the six month period ended June 30, 2005 compared to the same period of the prior year.  These decreases were partially offset by increases of $16.3 million and $21.5 million in Mobile segment revenues for the three and six months periods ended June 30, 2005, respectively, compared to the same periods of the prior year.  In addition, the DTV segment recorded increases in total revenues of $4.0 million and $4.4 million for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004.  The decreases in DVD segment revenues were primarily the result of lower hardware product revenues while the increases in the Mobile and DTV segment revenues were associated with higher hardware product revenues.  Total revenues by segment for the three months ended June 30, 2005 were 38.9% DVD, 24.2% Imaging, 24.8% Mobile and 12.1% DTV, compared to 64.8% DVD, 20.9% Imaging, 7.0% Mobile and 7.3% DTV for the same period in 2004.  Total revenues by segment for the six months ended June 30, 2005 were 40.9% DVD, 26.0% Imaging, 21.7% Mobile and 11.4% DTV, compared to 62.0% DVD, 21.6% Imaging, 8.2% Mobile and 8.1% DTV for the same period in 2004.  These changes in revenue mix were the result of increased unit sales of our DTV and Mobile products as the markets for these segments continue to expand coupled with a decrease in DVD revenues due to an inventory correction in the worldwide DVD market.  We believe that revenues for the DVD segment will increase in the quarter ending September 30, 2005 as we believe that the over supply of inventory that has affected the worldwide DVD industry has now been corrected.

Hardware product revenues were $80.9 million for the three months ended June 30, 2005 compared to $89.7 million for the comparable period of the prior year and $139.9 million and $157.7 million for the six month periods ended June 30, 2005 and 2004, respectively.  The decreases in hardware product revenues were primarily due to the decrease in hardware product revenues for the DVD segment of $30.6 million for the three months ended June 30, 2005 compared to the same period of the prior year, primarily due to lower unit shipments.  Partially offsetting the decrease in DVD hardware product revenues were increases in hardware product revenues of $15.8 million for the Mobile segment, $3.1 million for the DTV segment and $2.9 million for the Imaging segment due to increased unit shipments.  For the six months ended June 30, 2005, DVD segment hardware product revenues decreased $43.8 million from the comparable 2004 period.  This decrease was partially offset by increases in the Mobile, Imaging and DTV segments’ hardware product revenues of $20.4 million, $3.2 million and $2.4 million, respectively.  Again, the decrease in DVD hardware product revenue was the result of lower unit shipments while the increases in hardware product revenues for the Mobile, Imaging and DTV segments were due to increased unit shipments.   Hardware product revenues by segment for the three months ended June 30, 2005 were 44.5% DVD, 28.6% Mobile, 13.8% Imaging, and 13.1% DTV, compared to 74.3% DVD, 9.2% Imaging, 8.4% DTV and 8.1% Mobile for the same period in 2004.

Software and other revenues were $14.2 million and $29.1 million for the three and six months ended June 30, 2005, respectively, compared to $14.0 million and $26.6 million for the same periods in 2004.  The increase for the six month period ended June 30, 2005 compared to the same period of the prior year was primarily due to increased revenues in the Mobile segment in which software and other revenues increased by $1.0 million primarily associated with IP licensing revenues.  In addition, Imaging software and other revenues increased by approximately $798,000 during this timeframe.  This increase in the Imaging segment software and other revenues was mainly due to increased royalty revenues.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $45.2 million and $82.2 million, respectively, for the three and six month periods ended June 30, 2005 compared to $58.8 million and $104.2 million for the same periods of 2004.  This decrease was primarily a result of the decline in corresponding hardware product revenues.  In addition, we reduced our inventory allowance by $5.3 million as a result of the sale or disposal of fully written down inventory during the quarter ended June 30, 2005.  As a percentage of hardware product revenues, hardware product costs were 55.9% and 58.8%, respectively, for the three and six month periods ended June 30, 2005, compared to 65.6% and 66.0% for the three and six month periods ended June 30, 2004.  In addition to the reduction in inventory reserves discussed above, the decreases in hardware product costs as a percentage of hardware revenues reflected a change in product mix as revenues from the lower margin DVD segment, which has a higher percentage of hardware product costs relative to its hardware product revenue, represented a smaller proportion of total hardware product revenue.

Research and Development

Research and development (“R&D”) expenses were $21.3 million and $41.4 million for the three and six months ended June 30, 2005, respectively, compared to $21.1 million and $39.8 million for the same periods of 2004.  These slight increases were primarily a result of the inclusion of the Emblaze operations as well as continued investments in research and development across all of our segments.  R&D expenses were 22.4% of total revenues for the three month period ended June 30, 2005 and 24.5% for the six month period ended June 20, 2005.  This compared to 20.4% and 21.6% for the three and six month periods ended June 30, 2004, respectively.  These increases were the result of the lower revenues recorded during the three and six month periods ended June 30, 2005 compared to the same periods of the prior year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $24.3 million and $47.5 million for the three and six month periods ended June 30, 2005, respectively, compared to $16.5 million and $31.3 million for the three and six month periods ended June 20, 2004, respectively.  These increases were primarily due to increased legal fees related to our pending patent litigation with Mediatek, Inc., the inclusion of the Emblaze operations and the continued increases in marketing and field application support expenses to support our Asia Pacific markets.  SG&A expenses were 25.6% and 28.1% of total revenues for the three and six months ended June 30, 2005, respectively, compared to 15.9% and 17.0% for the three and six month periods ended June 30, 2004, respectively.

Amortization of Intangible Assets

During the three and six month periods ended June 30, 2005, we incurred charges of $12.4 and $24.8 million, respectively, related to the amortization of intangible assets compared to $10.3 million and $20.7 million for the three and six months ended June 30, 2004, respectively.  These increases were the result of the addition of $24.2 million of amortizable intangible assets acquired in the Emblaze acquisition in July 2004 and $9.1 million of intangible assets as a result of the Oren acquisition in June 2005.  At June 30, 2005, we had approximately $152.7 million in net acquired intangible assets which we will continue to amortize on a straight line basis through 2010.

Amortization of Deferred Stock Compensation

For the three and six month periods ended June 30, 2005, we incurred charges of $457,000 and $974,000, respectively, related to the amortization of deferred stock compensation compared to $572,000 and $2.4 million during the three and six month periods ended June 30, 2004, respectively.  This deferred stock compensation expense was recorded primarily as a result of stock options granted in connection with the Oak acquisition.  These decreases in expense were due to the cancellation of options held by employees who terminated their employment during the year and the lower amortization associated with the graded vesting under the FIN 28 model.

As of June 30, 2005, the Company has a remaining deferred stock compensation balance of $1.4 million which will continue to be amortized through the quarter ending September 30, 2007.

Interest and Other Income

Interest and other income was $279,000 and $684,000, respectively, for the three and six month periods ended June 30, 2005, compared to $172,000 and $897,000 for the same periods of 2004.  These fluctuations were primarily due to changes in interest income as a result of fluctuations in interest rates as well as the change in translation income and losses recorded due to the fluctuation in the value of the United States dollar relative to the currency of other countries in which we operate.

Provision for Income Taxes

The Company has not recorded a tax provision or benefit for the three and six month periods ended June 30, 2005.  The Company believes that reasonable uncertainty exists regarding future results such that no benefit has been recorded for the losses during the  three and six months ended June 30, 2005.  The Company will continue to reassess this position in subsequent quarters during 2005. The Company has determined that it is more likely than not the deferred tax assets will not be realized due to the uncertainty of future profit and as such, the Company continues to carry a full valuation allowance as of June 30, 2005.  We will continue to evaluate our tax position commensurate with the jurisdictional distribution of profits between the U.S. and Israel and the underlying tax positions as a result of the tax holiday in Israel.

Liquidity and Capital Resources

At June 30, 2005, we had $53.4 million of cash and cash equivalents, $62.6 million of short-term investments and $129.6 million of working capital.  In addition, we had $3.9 million of investments in long-term marketable securities which are included in other assets and investments on our consolidated balance sheet.

Net cash provided by operating activities during the first six months of 2005 was $25.0 million.  While we recorded a net loss of $29.9 million, this loss included non-cash charges for depreciation of property and equipment of $6.5 million, amortization of intangible assets of $24.8 million and amortization of deferred stock compensation of $974,000.  Changes in current assets and liabilities resulted in the use of cash totaling $19.9 million which included an increase in accounts receivable of $8.2 million offset by a $24.9 million decrease in inventory and a $4.3 million increase in accounts payable.

Cash used in investing activities was $12.1 million during the six months ended June 30, 2005, reflecting $27.6 million used in the acquisition of Oren and purchases of property and equipment totaling $5.3 million, partially offset by the net sales and maturities of investments of $20.8 million.

Cash provided by financing activities was $3.1 million during the six months ended June 30, 2005 attributable to the issuance of common stock during the period.

Net cash provided by operating activities during the six months ended June 30, 2004 was $8.8 million.  While we recorded a net loss of $14.6 million, this loss included non-cash charges of approximately $28.2 million comprised of depreciation of property and equipment of $5.2 million, amortization of intangible asset of $20.7 million and amortization of deferred stock compensation of $2.4 million.  Additional cash from operating activities was provided by a $25.6 million increase in accounts payable, partially offset by a $19.8 million increase in inventory.

Cash provided by investing activities was $606,000 during the six months ended June 30, 2004, reflecting the net sale of investments of $5.8 million offset by the purchase of $5.2 million of property and equipment.

Cash provided by financing activities was $4.6 million during the six months ended June 30, 2004, attributable to the issuance of common stock during the period.

At June30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In recent years, we have derived a substantial majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications.  We expect that sales of our products for these applications will continue to account for a significant portion of our revenues for the foreseeable future.  Our future financial performance will also depend on our ability to successfully develop and market new products in the digital television, HDTV and digital imaging markets.  If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

Average selling prices for our products decline over relatively short time periods, while many of our manufacturing costs are fixed.  When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount.  Our operating results suffer when gross margins decline.  We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran are currently parties to a number of patent-related lawsuits, both as plaintiff and defendant.  We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights.  Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement.  Pending and future litigation, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights.  These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention.  Pending or future intellectual property litigation could force us to do one or more of the following:

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2004 and June 30, 2005, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $8.97 to a high of $22.20.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel will exceed the rate of devaluation of the new Israeli shekel in relation to the United States dollar, which will increase our costs as expressed in United States dollars.  We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at June 30, 2005, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Internal Controls Over Financial Reporting.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Zoran and its Oak Technology, Inc. subsidiary have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named 10 other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  The other proposed respondents were ASUSTek Computer, Inc., Creative Labs, Inc., Creative Technology, Ltd., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology.  The complaint requested that the ITC institute an investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  On April 8, 2004, the ITC instituted an investigation based on Zoran’s complaint.  On April 28, 2004, Zoran and Oak reached a settlement with respondents Creative Technology, Ltd. and Creative Labs, Inc., and these respondents were subsequently dismissed from the investigation pursuant to the terms of the settlement agreement.  On July 13, 2004, the ITC granted Zoran’s request that nine additional respondents be added to the investigation.  These additional respondents are Artronix Technology, ASUS Computer International, Audiovox Corporation, EPO Science and Technology, Inc., Initial Technology, Inc., Micro-Star International Co., Ltd., MSI Computer Corp., Shinco Digital Technology Ltd. and Ultima Electronics Corporation.  On October 26, 2004, MediaTek filed a motion for summary determination seeking an order that two of the asserted patents were invalid.  This motion was denied on November 18, 2004.  On December 13, 2004, MediaTek filed another motion for summary determination seeking a similar order on different grounds.  This motion was denied on December 22, 2004.  The hearing took place in February 2005, and the target date for completion of the investigation is September 14, 2005.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.  Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants.  On June 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California.  On July 2, 2004, the defendants filed a first amended answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.  On July 22, 2004, Zoran and Oak moved to dismiss certain of the defendants’ defenses and counterclaims and, on July 30, 2004, MediaTek filed a motion for summary judgment as to two of the three patents asserted by Zoran and Oak against MediaTek.  On December 9, 2004, the Court granted Zoran and Oak’s motion, in part, and dismissed certain of defendant’s counterclaims and affirmative defenses.  The Court also denied MediaTek’s motion for summary judgment.  On October 15, 2004, MediaTek filed a second motion for summary judgment seeking summary judgment on alternate grounds as to the same two patents.  This motion was nearly identical to the motion filed by MediaTek on October 26, 2004 in the ITC.  The hearing on this motion was held on December 10, 2004.  The Court has not ruled on this motion.  On October 29, 2004, Zoran and Oak voluntarily dismissed two of their three claims against the defendants without prejudice and refiled those two claims as a separate lawsuit against the defendants.  The parties have stipulated, and the Court has agreed, that the newly filed action will be consolidated for all purposes with the first filed action, including for purposes of trial and all pre-trial scheduling.  On January 3, 2005, defendants Audiovox Corporation, Artronix Technology, Inc., ASUS Computer International, Inc., Initial Technology, Inc., Changzhou Shinco Digital Technology Co., Ltd., EPO Science and Technology Co., Inc., Micro-Star International, Co., Ltd., MSI Computer Corp., Shinco International AV Co. and Ultima Electronics Corp. were added to this case by stipulation of the parties.  No trial date has yet been set in these consolidated actions.

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

That motion was denied on March 4, 2005.  The hearing took place in June and July 2005, and the target date for completion of the investigation is January 30, 2006.

Also on July 23, 2004, MediaTek filed a complaint against Zoran and Oak in the United States District Court, District of Delaware alleging infringement of the same two patents asserted in MediaTek’s ITC complaint and seeking monetary damages and injunctive relief.  This action was stayed by order of the court on October 4, 2004.

On February 2, 2005, MediaTek filed a complaint against Zoran and  Zoran Digital Technologies (Shenzhen) Ltd. (Zoran’s local Chinese operations) in the Shenzhen People’s Republic of China court alleging infringement of the Chinese counterpart patent of one of the two patents asserted in MediaTek’s ITC complaint and seeking monetary damages.  Because Zoran Digital Technologies (Shenzhen) Ltd. had been improperly identified in the original complaint, it was not until July 22, 2005 that Zoran Digital Technologies (Shenzhen) Ltd. was formally served with the complaint.  At this time, Zoran has not been served with the complaint.  The initiation of the full proceeding is stayed until all parties are formally served.

Based upon its preliminary review, Zoran believes that it has meritorious defenses to the three MediaTek complaints, which Zoran believes were filed in response to the proceedings that Zoran has been prosecuting against MediaTek and its customers.  Zoran intends to defend the MediaTek actions vigorously.  However, the litigation is in the preliminary stage, and Zoran cannot predict its outcome with certainty.  Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase litigation expenses.

Item 6.  Exhibits

10.11(1)	Lease agreement effective May 2005 between the Company’s wholly-owned subsidiary, Zoran Microelectronics, Ltd. and Matam-Haifa Scientific Industries Center, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1) Incorporated by reference to identically numbered exhibit to the Company’s Form S-1 registration statement (No. 333-125948), which became effective June 27, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: August 9, 2005	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)