Form 10-Q
period 2005-09-30
ZORAN CORP \DE\
filed 2005-11-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of November 7, 2005, there were outstanding 45,290,268 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

ZORAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$64,782	$37,435
Short-term investments	65,412	32,978
Accounts receivable, net	80,735	59,863
Inventories	27,331	50,033
Prepaid expenses and other current assets	13,151	14,130
Total current assets	251,411	194,439

Property and equipment, net	16,627	17,190
Other assets and investments	12,461	68,619
Goodwill	185,456	150,151
Intangible assets, net	139,993	168,882
Total assets	$605,948	$599,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,800	$34,017
Accrued expenses and other liabilities	59,306	51,102
Total current liabilities	97,106	85,119

Other long-term liabilities	11,538	13,535

Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2005 and December 31, 2004; 45,011,293 shares issued and outstanding as of September 30, 2005; and 43,195,432 shares issued and outstanding as of December 31, 2004	45	43
Additional paid-in capital	723,671	705,661
Deferred stock-based compensation	(957)	(2,791)
Accumulated other comprehensive income	3,262	1,538
Accumulated deficit	(228,717)	(203,824)
Total stockholders’ equity	497,304	500,627
Total liabilities and stockholders’ equity	$605,948	$599,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Hardware product revenues	$104,208	$99,427	$244,107	$257,137
Software and other revenues	13,276	20,320	42,340	46,963
Total revenues	117,484	119,747	286,447	304,100

Costs and expenses:
Cost of hardware product revenues	53,660	66,557	135,860	170,723
Research and development	23,469	21,620	64,890	61,402
Selling, general and administrative	21,817	18,819	69,309	50,121
Amortization of intangible assets	12,757	12,342	37,518	33,028
Deferred stock compensation	344	910	1,318	3,309
In process research and development	—	—	2,650	—
Total costs and expenses	112,047	120,248	311,545	318,583

Operating income (loss)	5,437	(501)	(25,098)	(14,483)

Interest income	689	14	1,796	797

Other income (loss), net	32	(279)	(391)	(165)

Income (loss) before income taxes	6,158	(766)	(23,693)	(13,851)

Provision for income taxes	1,200	1,873	1,200	3,373

Net income (loss)	$4,958	$(2,639)	$(24,893)	$(17,224)

Basic net income (loss) per share	$0.11	$(0.06)	$(0.57)	$(0.40)

Diluted net income (loss) per share	$0.11	$(0.06)	$(0.57)	$(0.40)

Shares used to compute basic net income (loss) per share	44,877	42,969	43,942	42,688

Shares used to compute diluted net income (loss) per share	46,622	42,969	43,942	42,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(24,893)	$(17,224)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation, amortization and other	9,922	7,660
Amortization of intangible assets	37,518	33,028
Amortization of stock based compensation	1,432	3,309
In process research and development	2,650	—
Changes in current assets and liabilities:
Accounts receivable	(20,496)	(18,503)
Inventory	22,915	(44,649)
Prepaid expenses and other current assets and other assets	179	(3,525)
Accounts payable	3,238	41,933
Accrued expenses and other liabilities and long-term liabilities	2,909	7,236
Net cash provided by operating activities	35,374	9,265

Cash flows from investing activities:
Capital expenditures for property and equipment	(8,143)	(7,208)
Purchases of investments	(15,723)	(132,835)
Proceeds from sales and maturities of investments	37,808	172,840
Acquisition of Oren, net of cash acquired	(27,567)	—
Acquisition of Emblaze Semiconductor, net of cash acquired	—	(54,161)
Net cash used in investing activities	(13,625)	(21,364)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,598	5,745
Net cash provided by financing activities	5,598	5,745

Net increase (decrease) in cash and cash equivalents	27,347	(6,354)

Cash and cash equivalents at beginning of period	37,435	47,994

Cash and cash equivalents at end of period	$64,782	$41,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Zoran Corporation 2004 Annual Report on Form 10-K filed with the SEC.

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

The amounts presented in this Form 10-Q for the three and nine month periods ended September 30, 2004 have been restated to correct this error.  For the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the previously recorded deferred stock compensation expense was reduced by $704,000, $1,545,000 and $880,000, respectively, as a result of the restatement.

The following tables show the effect of the restatement:

	Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As reported	As restated	As reported	As restated	As reported	As restated
	(In Thousands, Except Per Share Data)

Deferred stock compensation expense	$2,531	$1,827	$2,117	$572	$1,790	$910
Operating loss	$(11,028)	$(10,324)	$(5,203)	$(3,658)	$(1,381)	$(501)
Net loss	$(10,689)	$(9,985)	$(6,145)	$(4,600)	$(3,519)	$(2,639)
Basic net loss per share	$(0.25)	$(0.23)	$(0.14)	$(0.11)	$(0.08)	$(0.06)
Diluted net loss per share	$(0.25)	$(0.23)	$(0.14)	$(0.11)	$(0.08)	$(0.06)

	Nine Months Ended September 30, 2004
	As reported	As restated
	(In Thousands, Except Per Share Data)

Deferred stock compensation expense	$6,438	$3,309
Operating loss	$(17,612)	$(14,483)
Net loss	$(20,353)	$(17,224)
Basic net loss per share	$(0.48)	$(0.40)
Diluted net loss per share	$(0.48)	$(0.40)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an Amendment of Statement of Financial Accounting Standards 123 (“SFAS 123R”).  On April 14, 2005, the SEC adopted a new rule extending the compliance dates for SFAS 123R.  In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006.  SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123, or only to interim periods in the year of adoption.  Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS 123R will have a significant impact on net income (loss) and net income (loss) per share.  The impact on our financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life.  The pro-forma disclosures of the impact of SFAS 123 provided in Note 2 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS 123R.

On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).  This staff accounting bulletin expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company does not expect the adoption of SAB 107 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 will be effective for all periods beginning after December 15, 2005. The impact of adopting SFAS 154 will depend on the nature and amount of any future accounting change or error, if any.

2.                                      Stock Based Compensation

Zoran applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock plans.  Stock options are generally granted with exercise prices equivalent to fair market value of the underlying common stock on the date of grant, and no compensation cost is recognized.  As a result of stock options granted in connection with the acquisition of Nogatech, Inc. during 2000 and Oak Technology, Inc. during 2003, the Company recorded deferred stock-based compensation which is being amortized over the vesting period of the options.  Amortization of deferred stock compensation expense recognized as a result of the amortization of these options was $344,000 and $1,318,000 during the three and nine month periods ended September 30, 2005, respectively, and $910,000 (as restated) and $3,309,000 (as restated) during the three and nine month periods ended September 30, 2004, respectively.

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value of the options at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based

Compensation” (“SFAS 123”), the Company’s net loss and net loss per share for the three month and nine month periods ended September 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) attributable to common stockholders, as reported	$4,958	$(2,639)	$(24,893)	$(17,224)

Add:
Employee stock-based compensation expense included in income (loss)	458 *	910	1,432 *	3,309

Total employee stock-based compensation expense determined under the fair value method	(5,849)	(9,491)	(20,089)	(30,563)

Pro forma net loss attributable to common stockholders	$(433)	$(11,220)	$(43,550)	$(44,478)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.26)	$(0.99)	$(1.04)
Diluted	$(0.01)	$(0.26)	$(0.99)	$(1.04)

Net income (loss) per share as reported attributable to common stockholders:
Basic	$0.11	$(0.06)	$(0.57)	$(0.40)
Diluted	$0.11	$(0.06)	$(0.57)	$(0.40)

(*)  Amount includes a charge of $114,000 related to the issuance of 65,333 restricted stock units during the quarter ended September 30, 2005 which is reported as part of selling, general and administrative expense.  These restricted stock units vest over a 48 month period and were outstanding as of September 30, 2005.

For purposes of the disclosure required under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options and purchase grants during the applicable periods:

	Stock Option Plans
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Expected life (years)	3.8	5.2	3.9	5.2
Expected volatility	66%	81%	69%	83%
Risk-free interest rate	4.0%	3.5%	3.8%	3.4%

	Employee Stock Purchase Plans
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Expected life (years)	0.5	0.5	0.5	0.5
Expected volatility	45%	64%	47%	75%
Risk-free interest rate	3.7%	1.8%	3.3%	1.4%

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

2005 Equity Incentive Plan

At the Company’s 2005 Annual Meeting of Stockholders held on July 29, 2005, the stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”).  The 2005 Plan was adopted by the Board of Directors on May 26, 2005 and is intended to replace the 1993 Stock Option Plan, which expired in 2003, and the 2000 Nonstatutory Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Plan.  A total of 1,800,000 shares of the Company’s common stock is authorized for issuance pursuant to awards granted under the 2005 Plan.  Such awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred stock units and other stock-based or cash-based awards.  Up to an additional 1,250,000 shares may be issued upon settlement of restricted stock units issued under the 2005 Plan in replacement of stock options cancelled in an option exchange program approved by the stockholders.  The 2005 Plan is generally administered by the Compensation Committee of the Board of Directors and has a term of 10 years.  Participation in the 2005 Plan is limited to employees and consultants of Zoran and its subsidiaries and other affiliates.

Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Except with respect to 5% of the number of shares authorized under the 2005 Plan, awards of restricted stock, restricted stock units, performance shares, performance units and other full value awards granted under the 2005 Plan generally must have service-based vesting schedules of at least three years or a performance period of at least 12 months.  However, restricted stock units issued pursuant to a stockholder-approved option exchange program which vest based on service must have a vesting schedule of at least two years.  Performance share and performance unit awards vest to the extent that pre-established performance goals based on one or more measures of business and financial performance authorized by the 2005 Plan are attained during a performance period established by the Compensation Committee.  The grant or vesting of other types of awards under the 2005 Plan may similarly be based on the attainment of one or more such performance goals.  The 2005 Plan provides that the number of shares remaining available for issuance will be reduced by 1.3 shares for each one share of Zoran common stock subject to a full value award granted under the 2005 Plan.

2005 Outside Directors Equity Plan

At the Company’s 2005 Annual Meeting, the stockholders also approved the 2005 Outside Directors Equity Plan (the “Directors Plan”).  The Directors Plan was adopted by the Board of Directors on May 26, 2005 and is intended to replace the 1995 Outside Directors Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the Directors Plan.  A total of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to awards granted under the Directors Plan.  Such awards may include stock options, stock appreciation rights, restricted stock units and deferred stock units.  The Directors Plan is generally administered by the Board of Directors and has a term of 10 years.  Participation in the Directors Plan is limited to non-employee members of the Zoran Board of Directors (“outside directors”).  The Directors Plan provides that the number of shares remaining available for issuance will be reduced by 1.3 shares for each one share of Zoran common stock subject to a full value award granted under the Directors Plan.

Awards under the Directors Plan are granted by the Board of Directors to all outside directors on a periodic, nondiscriminatory basis within limits prescribed by the Directors Plan.  Subject to appropriate adjustment for any change in the Company’s capital structure, awards granted to any outside director in any fiscal year may not exceed 20,000 shares, increased by one or more of the following: 40,000 shares upon an outside director’s initial election, 10,000 shares for service as Chairman of the Board or Lead Director, 5,000 shares for service on a Board committee as chairman and 2,500 shares for service on a Board committee other than as chairman.  Stock options, stock appreciation rights, restricted stock units and deferred stock units granted under the Directors Plan are generally subject to terms substantially similar to those applicable to the same type of award granted under the 2005 Plan.

3.                                      Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$4,958	$(2,639)	$(24,893)	$(17,224)
Change in unrealized gain on investments, net of tax	174	265	1,724	1,050
Total comprehensive income (loss)	$5,132	$(2,374)	$(23,169)	$(16,174)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on short-term and long-term marketable securities.

4.                                      Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Purchased parts and work in process	$10,384	$23,959
Finished goods	16,947	26,074
	$27,331	$50,033

5.                                      Goodwill and Other Intangible Assets

In accordance with SFAS 142, goodwill is not amortized.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company performed the annual analysis as of September 30, 2005 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		September 30, 2005			December 31, 2004
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(95,475)	$100,030	$188,505	$(67,139)	$121,366
Patents	3-5	40,265	(17,599)	22,666	40,265	(10,457)	29,808
Customer base	3-5	13,860	(6,508)	7,352	13,010	(4,739)	8,271
Tradename and others	3-5	3,350	(1,432)	1,918	2,100	(1,161)	939
Purchased core technology *	4-5	14,403	(6,376)	8,027	12,679	(4,181)	8,498

Total		$267,383	$(127,390)	$139,993	$256,559	$(87,677)	$168,882

(*) The Company records the amortization of purchased core technology as cost of product sales.

Estimated future intangible amortization expense, based on current balances, as of September 30, 2005 is as follows (in thousands):

Remaining three months of 2005	$13,469
Year ending December 31, 2006	52,843
Year ending December 31, 2007	45,909
Year ending December 31, 2008	24,730
Year ending December 31, 2009	2,232
Year ending December 31, 2010	810
$139,993

Goodwill by reporting units was as follows (in thousands):

	September 30,	December 31,
	2005	2004

DVD	$63,855	$63,855
Imaging	6,177	6,177
Mobile	62,131	62,131
DTV	53,293	17,988
	$185,456	$150,151

6.                                      Income Taxes

The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings excluding charges for amortization of goodwill and other intangibles for the interim periods.  The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses, adjustments for nondeductible acquisition related items and income tax rate differences on foreign earnings.  The Company has also provided for tax on its foreign earnings.

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

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the acquisition of Emblaze Semiconductor Ltd. in July 2004, the Digital Camera segment was combined with the Emblaze Mobile business unit and renamed the Mobile segment.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD, Imaging and DTV segments also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments.  The accounting policies of the operating segments are the same as those described in the summary of accounting policies.  No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues:
DVD	$44,070	$77,284	$113,202	$191,660
Imaging	21,659	23,841	65,536	63,723
Mobile	35,299	10,420	71,925	25,559
DTV	16,456	8,202	35,784	23,158
	$117,484	$119,747	$286,447	$304,100

Operating expenses:
DVD	$39,427	$67,704	$117,614	$176,976
Imaging	13,989	13,831	44,698	37,672
Mobile	24,671	12,521	57,582	28,438
DTV	20,859	12,940	50,165	39,160
	$98,946	$106,996	$270,059	$282,246

Contribution margin:
DVD	$4,643	$9,580	$(4,412)	$14,684
Imaging	7,670	10,010	20,838	26,051
Mobile	10,628	(2,101)	14,343	(2,879)
DTV	(4,403)	(4,738)	(14,381)	(16,002)
	$18,538	$12,751	$16,388	$21,854

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contribution margin from operating segments	$18,538	$12,751	$16,388	$21,854
Amortization of intangibles	12,757	12,342	37,518	33,028
Amortization of deferred stock compensation	344	910	1,318	3,309
In process research and development	—	—	2,650	—
Total operating income (loss)	$5,437	$(501)	$(25,098)	$(14,483)

Zoran maintains operations in the United States, Israel, Canada, the United Kingdom, Germany, China, Taiwan, Korea and Japan.  Activities in the United States and Israel consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The distribution of total revenues for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from unaffiliated customers originating from:
China	$46,330	$49,471	$114,879	$115,711
Japan	31,415	31,180	83,128	83,544
Taiwan	19,519	9,006	34,851	31,219
Korea	7,267	5,503	15,611	27,412
United States	5,598	9,860	17,978	22,823
North America (other than the United States)	63	1,014	1,175	2,613
Other	7,292	13,713	18,825	20,778
	$117,484	$119,747	$286,447	$304,100

For the three months ended September 30, 2005, no customer accounted for more than 10% of total revenues.  For the same period of 2004, one customer accounted for 10% of total revenues.  For the nine months ended September 30, 2005 and 2004, no customer accounted for more than 10% of total revenues.

As of September 30, 2005, one customer accounted for 16% of total net accounts receivable, and as of December 31, 2004, two customers accounted for 27% and 13% of total net accounts receivable, respectively.

8.                                      Acquisitions

Oren Semiconductor, Inc.

On June 10, 2005, Zoran completed the acquisition of Oren Semiconductor, Inc. (“Oren”), a privately-held provider of demodulator ICs for the global high definition television market.  Prior to this acquisition, Zoran had made investments in Oren that represented a 17% ownership interest.  Under the terms of the acquisition agreement, Zoran acquired the remaining 83% of Oren’s outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which Zoran paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million, for total consideration of $41.3 million, to the other stockholders of Oren and to employees holding Oren options.  The Company considered the requirements under Accounting Principles Board Opinions 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock,” to retroactively record the gains or losses on investment of the prior 17% ownership under the equity basis.  Based on the Company’s analysis, such adjustments were considered to be immaterial to the prior financial results of the Company and, accordingly, such adjustments are not reflected in the Company’s previously reported results of operations.

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
$46,114

The purchase price exceeded the net assets acquired resulting in the recognition of goodwill.  The amounts allocated to intangible assets include purchased technology totaling $7.0 million, trade name and others totaling $1.25 million and customer base totaling $850,000 which are being amortized over their estimated useful lives of five years.

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

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Zoran, Oren and Emblaze as if the acquisitions had occurred as of the beginning of each of the previous periods presented, after giving effect to certain adjustments, including amortization of intangibles.  The in-process research and development charge of $2.65 million related to the Oren acquisition is not reflected in the unaudited pro forma combined condensed statement of operations. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Nine Months Ended September 30,	Year Ended December 31,
	2005	2004

In thousands except for per share data:
Pro forma revenues	$287,426	$383,131

Pro forma net loss	$(27,863)	$(62,453)

Pro forma net loss per share:
Basic	$(0.62)	$(1.46)

Diluted	$(0.62)	$(1.46)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) from continuing operations	$4,958	$(2,639)	$(24,893)	$(17,224)

Basic common shares	44,877	42,969	43,942	42,688
Effect of dilutive securities:
Common stock options	1,745	—	—	—
Dilutive weighted average shares	46,622	42,969	43,942	42,688

Net income (loss) per share:
Basic	$0.11	$(0.06)	$(0.57)	$(0.40)
Diluted	$0.11	$(0.06)	$(0.57)	$(0.40)

Options to purchase 7,411,861 and 7,613,000 shares of common stock were excluded from the computation of diluted net loss per share for the three months ended September 30, 2005 and 2004 respectively, as these shares would have had an anti-dilutive effect.

Options to purchase 10,024,582 shares and 65,333 restricted stock units were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2005 as these shares would have had an anti-dilutive effect.

Options to purchase 5,202,000 shares of common stock were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2004 as these shares would have had an anti-dilutive effect.

10.                               Legal Proceedings

Zoran and its subsidiary, Oak Technology, Inc., have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named a number of other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  The complaint requested that the ITC institute an investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  The hearing on Zoran’s complaint took place in February 2005.  On September 28, 2005, the ITC issued its final ruling finding one of Zoran’s patents to be valid and infringed by optical disk controller chips and chipsets sold by MediaTek and by products using the infringing chips and chipsets sold by a number of MediaTek customers.  The ITC also issued an exclusion order prohibiting MediaTek and specified MediaTek customers from importing into the United States any optical disk controller chip or chipset that infringes the Zoran patent, or any optical disk storage product containing such a chip or chipset.  The ITC’s exclusion order covered products using MediaTek chips manufactured by Artronix Technology, Inc., ASUSTek Computer, Inc., ASUS Computer International, EPO Science & Technology Co., Inc., LITE-ON Information Technology Corp., Micro-Star International Co., Ltd., MSI Computer Corporation, TEAC America, Inc., TEAC Corp., Ultima Electronics Corp., and any of these companies’ contractors or related or affiliated companies.  The ITC also issued cease and desist orders to the affected companies located in the United States prohibiting them from importing or selling infringing products in the United States.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.  Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants.  On September 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California.  On July 2, 2004, the defendants filed a first amended answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.  On July 22, 2004, Zoran and Oak moved to dismiss certain of the defendants’ defenses and counterclaims and, on July 30, 2004, MediaTek filed a motion for summary judgment as to two of the three patents asserted by Zoran and Oak against MediaTek.  On December 9, 2004, the Court granted Zoran and Oak’s motion, in part, and dismissed certain of defendant’s counterclaims and affirmative defenses.  The Court also denied MediaTek’s motion for summary judgment.  On October 15, 2004, MediaTek filed a second motion for summary judgment seeking summary judgment on alternate grounds as to the same two patents.  On October 17, 2005, the Court denied this motion.  On January 3, 2005, defendants Audiovox Corporation, Artronix Technology, Inc., ASUS Computer International, Inc., Initial Technology, Inc., Changzhou Shinco Digital Technology Co., Ltd., EPO Science and Technology Co., Inc., Micro-Star International, Co., Ltd., MSI Computer Corp., Shinco International AV Co. and Ultima Electronics Corp. were added to this case by stipulation of the parties.  On July 25, 2005, MediaTek filed a third motion for summary judgment seeking summary judgment of invalidity as to two of the Zoran patents based on alleged improper inventorship.  The Court has not ruled on this motion.  Discovery is currently underway, and trial of this case is presently set to begin May 15, 2006.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On August 26, 2004, the ITC instituted an investigation.  On September 24, 2004, MediaTek filed a motion to amend the complaint to add one additional patent and to name Sunext Technology Co., Ltd. as a respondent.  This motion was granted on October 7, 2004.  On February 16, 2005, MediaTek filed a motion for leave to amend the complaint and notice of investigation to assert additional claims of the MediaTek patents against Oak, Zoran and Sunext.  This motion was denied on March 4, 2005.  The hearing on MediaTek’s complaint took place in June and July 2005.  On September 30, 2005, the ITC Administrative Law Judge issued his initial determination finding that none of Zoran’s optical disk controller chips infringe any claim of the two patents asserted against Zoran; that one of the two patents is invalid; that Oak’s devices do not infringe one of the two patents asserted against Oak and that the other patent is invalid; and that MediaTek has failed to establish that it has a domestic industry in the United States related to the patents at issue – a basic requirement for obtaining relief from the ITC.  The initial determination is subject to review by the full ITC.  The target date for completion of the investigation is January 30, 2006.

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

Overview

Our products consist of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems.  We also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions.  Subsequent to our acquisition of Emblaze Semiconductor Ltd. on July 8, 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market.  Through the acquisition of Oren Semiconductor, Inc. on June 10, 2005, Zoran obtained Oren’s demodulator IC technology for the global high definition television market.

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

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2005 and 2025, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2005.

Recent Acquisitions

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

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements.  Accordingly, our results of operations for the three and nine month periods ended September 30, 2005 include Oren’s operations from acquisition date, while such operations are not reflected in our results of operations for the same periods of the prior year.

Emblaze Semiconductor Ltd.

On July 8, 2004, we completed our acquisition of Emblaze Semiconductor Ltd.  (“Emblaze”), a wholly-owned subsidiary of Emblaze Ltd. for $54.2 million in cash.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Emblaze have been included in our consolidated financial statements.  Accordingly, our results of operations for the three and nine month periods ended September 30, 2005 include Emblaze’s operations for the entire period, while such operations are reflected in our results of operations for the same periods of the prior year only from July 8, 2004 through September 30, 2004.

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

Results of Operations

Revenues

Total revenues decreased 1.8% to $117.5 million for the three months ended September 30, 2005 compared to $119.7 million for the same period of the prior year.  For the nine months ended September 30, 2005, total revenues decreased 5.8% to $286.4 million compared to $304.1 million recorded during the same period of 2004.  These decreases in total revenues were primarily the result of declining revenues in the DVD segment which recorded decreases of $33.2 million in revenues for the three months ended September 30, 2005 and $78.5 million for the nine month period ended September 30, 2005 compared to the same periods of the prior year.  These decreases were partially offset by increases of $24.9 million and $46.4 million in Mobile segment revenues for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods of the prior year.   In addition, the DTV segment recorded increases of $8.3 million and $12.6 million in revenues for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004.  The decreases in DVD segment revenues were primarily the result of lower hardware product revenues while the increases in Mobile and DTV segment revenues were associated with higher hardware product revenues.  Total revenues by segment for the three months ended September 30, 2005 were 37.6% DVD, 18.4% Imaging, 30.0% Mobile and 14.0% DTV, compared to 64.5% DVD, 19.9% Imaging, 8.7% Mobile and 6.9% DTV for the same period in 2004.  Total revenues by segment for the nine months ended September 30, 2005 were 39.5% DVD, 22.9% Imaging, 25.1% Mobile and 12.5% DTV, compared to 63.0% DVD, 21.0% Imaging, 8.4% Mobile and 7.6% DTV for the same period in 2004. We expect that total revenues for the quarter ending December 31, 2005 will decline slightly from the quarter ended September 30, 2005 due to normal seasonal factors that have historically affected our third and fourth quarter revenues.

Hardware product revenues were $104.2 million for the three months ended September 30, 2005 compared to $99.4 million for the comparable period of the prior year and $244.1 million and $257.1 million for the nine month periods ended September 30, 2005 and 2004, respectively.  The increase in hardware product revenues for the three months ended September 30, 2005 was primarily due to the increase of $27.3 million in Mobile segment revenues coupled with an increase of $6.9 million in the DTV segment.  Partially offsetting these increases was a decrease of $28.9 million in hardware product revenues for the DVD segment for the three months ended September 30, 2005 compared to the same period of the prior year.  For the nine months ended September 30, 2005, DVD segment hardware product revenues decreased $72.8 million from the comparable 2004 period.  This decrease was partially offset by increases in the Mobile, DTV and Imaging segments’ hardware product revenues of $47.8 million, $9.2 million and $2.7 million, respectively.  The decrease in DVD segment hardware product revenues was due to decreased unit shipments. The increases in the Mobile, DTV and Imaging segment revenues were the result of increases in unit shipments.

Software and other revenues were $13.3 million and $42.3 million for the three and nine month periods ended September 30, 2005, respectively, compared to $20.3 million and $47.0 million for the same periods in 2004.  These decreases were primarily due to decreases in license and royalty revenues.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $53.7 million and $135.9 million, respectively, for the three and nine month periods ended September 30, 2005 compared to $66.6 million and $170.7 million for the same periods of 2004.  This decrease was primarily a result of changes in product mix.  In addition, we reduced our inventory allowance by $5.8 million and $8.8 million for the three and nine month periods ended September 30, 2005 as a result of the sale or disposal of inventory that had been fully written down in previous periods. The reduction in our inventory allowance was primarily the result of sales of our Vaddis 6 and an associated companion chip that had been previously written off. The revenue associated with selling these products written down in previous periods was $8.6 million and $17.9 million for the three and nine month periods ended September 30, 2005. As a percentage of hardware product revenues, hardware product costs were 51.5% and 55.7%, respectively, for the three and nine month periods ended September 30, 2005, compared to 66.9% and 66.4% for the three and nine month periods ended September 30, 2004. Excluding the benefit of the net reduction in the inventory allowance, hardware product costs as a percentage of hardware product revenues would have been 57.1% and 59.2%, respectively, for the three and nine month periods ended September 30, 2005. The decreases in hardware product costs as a percentage of hardware product revenues reflected a change in product mix as revenues from the lower margin DVD segment represented a smaller proportion of total hardware product revenue with a relative increase in revenue from the higher margin Mobile and DTV segments.

Research and Development

Research and development (“R&D”) expenses were $23.5 million and $64.9 million for the three and nine month periods ended September 30, 2005, respectively, compared to $21.6 million and $61.4 million for the same periods of 2004.  These increases were primarily a result of the inclusion of the Oren and Emblaze operations for the full periods presented as well as continued investments in research and development across all of our segments.  R&D expenses were 20.0% of total revenues for the three month period ended September 30, 2005 and 22.7% for the nine month period ended September 30, 2005, compared to 18.1% and 20.2% for the three and nine month periods ended September 30, 2004, respectively.  These increases were the result of the lower revenues recorded during the three and nine month periods ended September 30, 2005 compared to the same periods of the prior year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $21.8 million and $69.3 million for the three and nine month periods ended September 30, 2005, respectively, compared to $18.8 million and $50.1 million for the three and nine month periods ended September 30, 2004, respectively.  These increases were primarily due to increased legal fees related to our pending patent litigation with Mediatek, Inc., the inclusion of the Emblaze and Oren operations for the full periods presented and the continued increases in marketing and field application support expenses to support our Asia Pacific markets.  SG&A expenses were 18.6% and 24.2% of total revenues for the three and nine months ended September 30, 2005, respectively, compared to 15.7% and 16.5% for the three and nine month periods ended September 30, 2004, respectively.

Amortization of Intangible Assets

During the three and nine month periods ended September 30, 2005, we incurred charges of $12.8 million and $37.5 million, respectively, related to the amortization of intangible assets compared to $12.3 million and $33.0 million for the three and nine months ended September 30, 2004, respectively.  These increases were the result of the addition of $24.2 million of amortizable intangible assets acquired in the Emblaze acquisition in July 2004 and $9.1 million of intangible assets as a result of the Oren acquisition in June 2005.  At September 30, 2005, we had approximately $140.0 million in net acquired intangible assets which will be amortized over various periods on a straight line basis through 2010.

Amortization of Deferred Stock Compensation

For the three and nine month periods ended September 30, 2005, we incurred charges of $344,000 and $1.3 million respectively, related to the amortization of deferred stock compensation compared to $910,000 and $3.3 million during the three and nine month periods ended September 30, 2004, respectively.  This deferred stock compensation expense was recorded primarily as a result of stock options granted in connection with the Oak acquisition.  These decreases in expense were due to the cancellation of options held by employees who terminated their employment during the year and the lower amortization associated with the graded vesting under the FIN 28 model.  As of September 30, 2005, the Company has a remaining deferred stock compensation balance of $957,000 which will continue to be amortized through the quarter ending September 30, 2007.

Interest and Other Income

Interest and other income was $721,000 and $1.4 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $(265,000) and $632,000 for the same periods of 2004.  These fluctuations were primarily due to changes in interest income as a result of fluctuations in interest rates as well as the change in translation gains and losses recorded due to the fluctuation in the value of the United States dollar relative to the currency of other countries in which we operate.

Provision for Income Taxes

The Company has recorded a tax provision of $1.2 million for the three and nine month periods ended September 30, 2005, compared to $1.9 million and $3.4 million for the three and nine month periods ended September 30, 2004, respectively.  The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings excluding charges for amortization of intangible assets for the interim periods.  The effective tax rate differs from the U.S. statutory rate due to adjustments for nondeductible acquisition related items, changes in valuation allowance and income tax rate differences on foreign earnings. At September 30, 2005, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At September 30, 2005, we had $64.8 million of cash and cash equivalents, $65.4 million of short-term investments and $154.3 million of working capital.

Net cash provided by operating activities during the first nine months of 2005 was $35.4 million.  While we recorded a net loss of $24.9 million, this loss included non-cash charges for depreciation of property and equipment of $9.9 million, amortization of intangible assets of $37.5 million and amortization of stock based compensation of $1.4 million.  Changes in current assets and liabilities resulted in additional cash totaling $8.7 million which included a $22.9 million decrease in inventory and a $6.1 million increase in accounts payable, accrued expenses and other liabilities, offset by a $20.5 million increase in accounts receivable. The changes in inventory and accounts receivable were primarily the result of an increase in shipments during the quarter ended September 30, 2005 due to normal seasonal factors.

Cash used in investing activities was $13.6 million during the nine months ended September 30, 2005, reflecting $27.6 million used in the acquisition of Oren and purchases of property and equipment totaling $8.1 million, partially offset by the net sales and maturities of investments of $22.1 million.

Cash provided by financing activities was $5.6 million during the nine months ended September 30, 2005 attributable to the issuance of common stock during the period.

Net cash provided by operating activities during the nine months ended September 30, 2004 was $9.3 million.  While we recorded a net loss of $17.2 million, this loss included non-cash charges of approximately $43.9 million comprised of depreciation of property and equipment of $7.7 million, amortization of intangible asset of $33.0 million and amortization of deferred stock compensation of $3.3 million.  Additional cash from operating activities was provided by a $41.9 million increase in accounts payable, offset by a $44.6 million increase in inventory and $18.5 million increase in accounts receivable.

Cash used in investing activities was $21.4 million during the nine months ended September 30, 2004, reflecting $54.2 million used in the acquisition of Emblaze, net of cash acquired, and purchases of $7.2 million of property and equipment. This cash flow was partially offset by $40 million in proceeds from the net sale of investments.

Cash provided by financing activities was $5.7 million during the nine months ended September 30, 2004, attributable to the issuance of common stock during the period.

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have generally limited access to and distribution of the source and object code of our software and other proprietary information.  With respect to its page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and platforms for its HDTV products and Imaging, Zoran has granted licenses that give its customers access to and restricted use of the source code of Zoran’s software.  This access increases the likelihood of misappropriation or misuse of our technology.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran are currently parties to a number of patent-related lawsuits, both as plaintiff and defendant.  We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights.  Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement.  Pending and future litigation against us, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights.  These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention.  Pending or future intellectual property litigation could force us to do one or more of the following:

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2004 and September 30, 2005, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $8.97 to a high of $22.20.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel will exceed the rate of devaluation of the new Israeli shekel in relation to the United States dollar, which will increase our costs as expressed in United States dollars.  We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at September 30, 2005, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Internal Controls Over Financial Reporting.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Zoran and its subsidiary, Oak Technology, Inc., have initiated two legal actions against MediaTek, Inc. and customers of MediaTek alleging that products incorporating certain MediaTek components infringe three patents co-owned by Zoran and Oak relating to optical drive controller design and integrated CD/DVD controller design.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named a number of other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  The complaint requested that the ITC institute an investigation of the accused products and issue exclusion and cease and desist orders prohibiting the importation into the United States of the infringing MediaTek devices and products that contain them.  The hearing on Zoran’s complaint took place in February 2005.  On September 28, 2005, the ITC issued its final ruling finding one of Zoran’s patents to be valid and infringed by optical disk controller chips and chipsets sold by MediaTek and by products using the infringing chips and chipsets sold by a number of MediaTek customers.  The ITC also issued an exclusion order prohibiting MediaTek and specified MediaTek customers from importing into the United States any optical disk controller chip or chipset that infringes the Zoran patent, or any optical disk storage product containing such a chip or chipset.  The ITC’s exclusion order covered products using MediaTek chips manufactured by Artronix Technology, Inc., ASUSTek Computer, Inc., ASUS Computer International, EPO Science & Technology Co., Inc., LITE-ON Information Technology Corp., Micro-Star International Co., Ltd., MSI Computer Corporation, TEAC America, Inc., TEAC Corp., Ultima Electronics Corp., and any of these companies’ contractors or related or affiliated companies.  The ITC also issued cease and desist orders to the affected companies located in the United States prohibiting them from importing or selling infringing products in the United States.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and Mintek Digital in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit seeks both monetary damages and an injunction to stop the importation and sale of infringing products.  Zoran subsequently amended the complaint to name ASUSTek Computer, Inc., Jiangsu Shinco Electronic Group Co., Ltd., LITE-ON Information Technology Corporation, Mintek Digital, Shinco International AV Co., Ltd., TEAC Corporation, TEAC America, Inc., Terapin Technology Corporation and Terapin Technology as defendants.  On September 17, 2004, pursuant to stipulation of the parties, the case was transferred to the United States District Court, Northern District of California.  On July 2, 2004, the defendants filed a first amended answer which included counterclaims for declaration of noninfringement, declaration of invalidity, declaration of unenforceability, breach of covenant not to sue, breach of covenant of good faith and fair dealing and unfair competition.  On July 22, 2004, Zoran and Oak moved to dismiss certain of the defendants’ defenses and counterclaims and, on July 30, 2004, MediaTek filed a motion for summary judgment as to two of the three patents asserted by Zoran and Oak against MediaTek.  On December 9, 2004, the Court granted Zoran and Oak’s motion, in part, and dismissed certain of defendant’s counterclaims and affirmative defenses.  The Court also denied MediaTek’s motion for summary judgment.  On October 15, 2004, MediaTek filed a second motion for summary judgment seeking summary judgment on alternate grounds as to the same two patents.  On October 17, 2005, the Court denied this motion.  On January 3, 2005, defendants Audiovox Corporation, Artronix Technology, Inc., ASUS Computer International, Inc., Initial Technology, Inc., Changzhou Shinco Digital Technology Co., Ltd., EPO Science and Technology Co., Inc., Micro-Star International, Co., Ltd., MSI Computer Corp., Shinco International AV Co. and Ultima Electronics Corp. were added to this case by stipulation of the parties.  On July 25, 2005, MediaTek filed a third motion for summary judgment seeking summary judgment of invalidity as to two of the Zoran patents based on alleged improper inventorship.  The Court has not ruled on this motion.  Discovery is currently underway, and trial of this case is presently set to begin May 15, 2006.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On August 26, 2004, the ITC instituted an investigation.  On September 24, 2004, MediaTek filed a motion to amend the complaint to add one additional patent and to name Sunext Technology Co., Ltd. as a respondent.  This motion was granted on October 7, 2004.  On February 16, 2005, MediaTek filed a motion for leave to amend the complaint and notice of investigation to assert additional claims of the MediaTek patents against Oak, Zoran and Sunext.  This motion was denied on March 4, 2005.  The hearing on MediaTek’s complaint took place in June and July 2005.  On September 30, 2005, the ITC Administrative Law Judge issued his initial determination finding that none of Zoran’s optical disk controller chips infringe any claim of the two patents asserted against Zoran; that one of the two patents is invalid; that Oak’s devices do not infringe one of the two patents asserted against Oak and that the other patent is invalid; and that MediaTek has failed to establish that it has a domestic industry in the United States related to the patents at issue – a basic requirement for obtaining relief from the ITC.  The initial determination is subject to review by the full ITC.  The target date for completion of the investigation is January 30, 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Stockholders was held on July 29, 2005.  At the meeting, the following eight persons nominated by management were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld
Levy Gerzberg	32,977,385	2,885,831
Uzia Galil	32,038,291	3,824,925
Raymond A. Burgess	33,169,564	2,693,652
James D. Meindl	32,050,741	3,812,475
James B. Owens, Jr.	33,113,412	2,749,804
David Rynne	33,165,725	2,697,491
Arthur B. Stabenow	31,961,815	3,901,401
Philip M. Young	32,928,970	2,934,246

The following additional proposals were voted upon at the meeting:

1.                     A proposal to approve the adoption of our 2005 Equity Incentive Plan to replace the 1993 Stock Option Plan and the 2000 Nonstatutory Stock Option Plan was approved.  The vote on this proposal was of 16,821,732 shares for; 6,834,665 shares against; 76,053 shares abstaining; and 20,156,632 broker non-votes.

2.                     A proposal to approve the exchange of outstanding stock options for a lesser number of restricted stock units to be granted under the 2005 Equity Incentive Plan was approved.  The vote on this proposal was 17,265,950 shares for; 6,395,296 shares against; 71,203 shares abstaining; and 20,156,633 broker non-votes.

3.                     A proposal to approve the adoption of our 2005 Outside Directors Equity Plan to replace the 1995 Outside Directors Stock Option Plan was approved.  The vote on this proposal was 18,124,534 shares for; 5,519,928 shares against; 87,988 shares abstaining; and 20,156,632 broker non-votes.

4.                       A proposal to approve an amendment to our 1995 Employee Stock Purchase Plan to authorize the sale of an additional 1,500,000 shares was approved.  The vote on this proposal was of 22,546,945 shares for; 1,108,100 shares against; 77,406 shares abstaining; and 20,156,631 broker non-votes.

5.                       A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2005 was approved by a vote of 35,292,814 shares for; 527,106 shares against; 43,295 shares abstaining; and 8,025,867 broker non-votes.

Item 6.  Exhibits

10.3(1)	Zoran Corporation 1995 Employee Stock Purchase Plan, As Amended
10.52(2)	Zoran Corporation 2005 Equity Incentive Plan
10.53(3)	Zoran Corporation 2005 Directors Equity Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1) Incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K filed on August 3, 2005.

(2) Incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 3, 2005.

(3) Incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K filed on August 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Date: November 9 , 2005	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)