Form 10-K
period 2005-12-31
ZORAN CORP \DE\
filed 2006-03-14
CIK 1003022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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
Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non accelerated-filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2005, as reported on the Nasdaq National Market, was approximately $593,000,000. Shares of Common Stock held by each officer, director and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of March 10, 2006: 46,601,981

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant’s 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report are incorporated by reference into Part III of this Report.

ZORAN CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2005

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

Item 1—Business

Company Overview

We develop and market integrated circuits, or ICs, and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems. We also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Subsequent to our acquisition of Emblaze Semiconductor Ltd. on July 8, 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market. Through our acquisition of Oren Semiconductor, Inc. on June 10, 2005, we obtained Oren’s demodulator IC technology for the global high definition television market. We sell our products to original equipment manufacturers, or OEMs, who incorporate them in digital video and audio products for consumer and commercial applications.

We were incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Our corporate headquarters are located at 1390 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 523-6500. Our website can be found at www.zoran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website under “Investors / SEC Filings” as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.  Investors can also obtain copies of our SEC filings from the SEC Web site at www.sec.gov.

Industry Background

Until the mid-1990s, video images and audio soundtracks were transmitted, edited and stored almost exclusively using analog formats. Since then, advances in technology have allowed audio and video to be processed and stored in digital form. Unlike analog formats, which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of audio and video signals through digital signal processing and offer a number of fundamental advantages over analog technologies. Through complex digital signal processing operations, digital audio and video signals may be compressed, providing significant storage and transmission efficiencies. They also may be filtered, allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats provide users with additional benefits, including random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying and controlled and secure access.

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

•                  The MPEG 4 standard, which is an extension of MPEG 1 and MPEG 2 that provides the ability to view, access and manipulate objects rather than pixels, which is especially significant in video streaming, digital television, mobile multimedia and video game applications. MPEG 4 part 10 standard, also known as Advanced Video Codec (AVC) or H.264,  is a recent addition to the MPEG 4 standard, offering significantly improved compression efficiencies;

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

These industry standard techniques have enabled the dramatic growth in digital multimedia markets, including the following:

DVD Players and Recorders. DVD players and recorders primarily use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback or recording than is possible with VCR or video CD technology. According to International Data Corporation, or IDC, sales of DVD players totaled approximately 124 million units in 2005 and shipments of DVD recorders increased to over 17.7 million units, from a base of 4.2 million units in 2003. DVD recorders are expected to gradually overtake the DVD player in combination products, such as DVD+VCR, DVD+HtiB and TV+DVD.

Standard Definition and High Definition Televisions and Set Top Boxes. Digital televisions receive digital content and process that content to display a picture which has far greater resolution and sharper, more clearly defined images than televisions based on the older analog technology. Standard definition televisions generally contain 480 lines with 720 pixels per line. High definition television, or HDTV, television sets contain 1280 to 1920 pixels per line and up to 1080 lines. The aspect ratio of standard definition sets is 4:3, compared to 16:9 for HDTV. The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan. The functionality to receive and process digital television signals can be contained in a set-top box which then drives a television display that is capable of displaying digital content. Alternatively, this functionality can be integrated into a digital television that does not require a set-top box. Digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in various markets throughout the world.  Intex Management Services, LTD., or IMS, estimates that over 77 million digital televisions and set-top boxes were shipped worldwide in 2005 and that over 94 million units will be shipped in 2006.

Mobile Products. Digital cameras use JPEG compression technology to capture high resolution still images that can be viewed, edited and stored on a computer system on a recordable DVD and transmitted over telephone lines and computer networks. Recently, digital cameras have been introduced that are capable of capturing and playing back quality video, using the MPEG 4 algorithm. According to IDC, sales of mega pixel digital cameras exceeded 80 million units in 2005 and are expected to exceed 96 million units during 2006. The multimedia mobile phone market segment is expected to increase from 88 million units in 2005 to about 269 million units in 2008, according to IDC.

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

Integrated System Solutions. We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers’ total system cost can be reduced and they can concentrate on differentiating their products from those of their competitors. For example, our COACH chip,  includes most of the electronics of a digital camera on a single chip.

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

Further Penetrate Key International Markets. Between 1998 and 2005, we opened offices in Hong Kong, Shanghai and Shenzhen, China, Japan, Korea, and Taiwan. We now have a total of 416 full-time, part-time and contract employees working in these offices. We believe that by opening and expanding our presence in these offices we are better able to provide marketing and application support for these growing consumer electronics markets.

Extend Technological Leadership. Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio, video and imaging. In August 2004, we acquired Emblaze Semiconductor which provided us important technologies for extending our capabilities into the growing multimedia mobile telephone market. In June 2005, we acquired Oren Semiconductor, Inc. which provided us demodulator IC technology for the global high definition television market. We intend to continue to invest in our research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

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

Markets and Applications

Our products are currently used in a variety of consumer multimedia applications, including the following:

Consumer Video Playback Systems

DVD players primarily use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with earlier generation products such as VCRs, Video CD or Super Video CD players. DVD players are sold as stand-alone products and are also bundled with other functions including DVD+VCR combinations, DVD-receivers and DVD+TV combinations. In addition, the DVD player can act as a platform for playback and editing of digital still images from digital cameras through integrated memory card slots or via direct connection to digital cameras.

Digital Video Recording Systems

Digital video recording systems are expected to replace the analog VCR. Digital video recording systems not only store home movies and TV programs but allow them to be easily edited. In addition, digital video recording systems enable high quality time shifting of TV program viewing by recording the program so that it can be watched simultaneously or on a delayed basis. The recording media used in digital video recording systems includes DVD recordable media and hard disks. Digital video recording systems use MPEG 2 as the video compression format and Dolby Digital or MPEG audio as the audio format.

Digital Television

The digital television market represents the most significant technological shift in the television segment of the consumer electronics market since color televisions were introduced in the late 1950s. In the digital television market, digital content providers broadcast programming via satellite, cable or terrestrial (over-the-air) networks. The mix of broadcast networks varies by geographic region. For example, most digital television content in Japan and Korea is broadcast via terrestrial networks, while cable networks currently predominate in the United States. Satellite networks offer an alternative source of content to consumers and are continuing to grow in each of these markets. Each geographic market is subject to regulation that requires compliance with different governmental standards applicable to broadcast technology and content format. In each market, individual broadcasters also have developed their own proprietary standards for content, security and conditional access. The digital television market requires television products, set-top boxes, personal video recorders and other digital consumer appliances to include sophisticated integrated circuits and embedded software that address the emerging requirements of multiple broadcast networks throughout the world. The requirement by the U.S. Federal Communications Commission, or FCC, that all new televisions contain a built-in digital receiver, has accelerated the growth of the digital television market, which we expect to continue over the next several years.

Digital Imaging Print Products

The market for personal printers is beginning to undergo a shift from traditional PC-centric peripherals toward new PC-independent printing appliances. Fueling this shift is the rapid growth of digital photography, home Internet and wireless connectivity. As these new technologies make their way into the home, they are creating demand for a new class of appliance-type printers that allow image rich content such as web pages, digital photos, and scanned documents to be printed without using a PC. According to IDC, IC controllers for multifunction print devices are addressing a market estimated at 37 million units in 2005 and growing to over 46 million units in 2007.

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

Mobile Products

Digital cameras allow the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color printers. Recently, digital cameras have added video capture and compression capability enabling them to provide basic camcorder functionality. Digital cameras can be connected directly to a PC for downloading of pictures or movies and to a television for display. The original digital cameras were developed for the professional market, and these cameras currently sell at prices of $1,000 to $3,000. As technology has advanced and manufacturing costs have decreased, digital cameras for the consumer market have been introduced in the $69 to $600 price range.

Many mobile telephones now incorporate digital still camera functionality, including high resolution still pictures and sometimes even video clips. These phones can be connected to a PC for downloading the pictures or video clips or they can be transmitted over the mobile phone network to another mobile phone or sent to an e-mail account. Digital camera functionality was originally included in mobile phones that sold for $500 to $800. With the spread of the technology and decreased manufacturing costs, digital camera enabled mobile phones now are available in every price range.

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

MPEG 4 builds on the experience of the MPEG 1 and MPEG 2 standards, which are currently used in digital video applications. MPEG 4 is rich in features, and can be customized to serve the needs of specific industries while preserving a high level of interoperability across a variety of applications. It allows a new level of interaction with visual content, providing the ability to view access and manipulate objects rather than pixels. MPEG 4’s impact is especially significant in video streaming, digital television, and game applications.

DivX. DivX is a proprietary codec similar to MPEG-4 used for encoding high quality digital video at low bit rates. DivX encoded content can be viewed on the PC with a software player and on select DVD Players and portable media players and is used by some internet-based video-on-demand services.

Zoran MPEG Technology. Beginning in 1997, we established ourselves as a leading provider of MPEG 2 technology for DVD and Super Video CD applications. Another important technology is MPEG 4 decoding, which is embodied in the DivX and XVID file formats. These files are commonly used for file sharing of video content on the PC. We have added to the MPEG 2 decoders used on the PC the capability to decode MPEG 4 files, allowing consumers to display content stored on their PCs using a television. We have also introduced MPEG 2 encoding ICs. This technology is an important part of the DVD recorder system. With the acquisition of Oak Technologies we obtained the MPEG-2 technologies required for high definition television applications including set-top boxes and televisions. We have also developed MPEG 4 technology - both for compression and decompression - enabling the capture and playback of high quality video clips for portable applications including digital still cameras and digital tape-less camcorders. With the acquisition of Emblaze Semiconductor, we obtained MPEG-4 part 10 compression and decompression technologies, also known as the Advanced Video Codec, or AVC, that are used in mobile telephone applications for video conferencing and video capture.

Audio Technology

 The Dolby Digital Standard. In 1992, Dolby Laboratories launched Dolby Digital, an audio compression technique which has emerged as an industry standard. Dolby Digital was developed as a successor to Dolby’s Pro Logic analog technique for use in multi-channel digital surround sound systems. It is currently used in most movie theaters in the developed nations worldwide and is also used in home theater and computer multimedia applications.  Digital compression of audio data allows the storage of full quality multi-channel audio playback in the limited space allocated for audio in video-oriented formats. It also facilitates the seamless integration of sound with compressed video. The Dolby Digital audio compression standard is currently the principal audio compression technique used in DVD players. Dolby Digital has also been adopted as a standard for use in high-definition television and digital cable systems.

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

Zoran Audio Technology. Working closely with Dolby Laboratories, we have developed a programmable audio digital signal processing engine with an architecture optimized for Dolby Digital and other demanding audio applications, and we were the first to develop a single-chip solution for Dolby Digital decoding. Our family of Vaddis® DVD decoders and audio processors incorporate this engine to allow systems manufacturers to replace system components with software modules, differentiate their products from their competition, use Zoran’s SiliconSoftware® library of advanced audio algorithms, and reduce system costs and time to market. In addition to Dolby Digital, our DVD decoders and audio processors support all principal audio compression standards, including DTS, MLP and MP3. Zoran’s integrated circuits also include additional functions such as Virtual Multi-Channel Digital, surround sound for headphones, high definition CD, karaoke processing and speaker equalization. Our audio technology is integrated with our video technology in many of our products. Multiple audio algorithms like AAC, Dolby Digital and others are embedded in our DTV ICs, and other algorithms are included in our digital camera ICs.

Printing Technology

Zoran Controller Technology. As a result of our acquisition of Oak in August 2003, we obtained Oak’s IC-based controller technology that enables users of our customers’ computer peripheral products such as printers, copiers and multi-function peripherals, or MFPs, that perform multiple document imaging functions such as print, scan, copy, process and transmit. For hardware-based printing solutions, our Imaging division designs high-performance, full-featured compression application specific integrated circuits, or ASICs, imaging DSP ICs, resolution-enhancement ASICs and system-on-a-chip, or SOC, solutions for digital copiers, printers, scanners, fax machines and MFPs.

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

Products

Our product offerings consist of four principal product families:

•                  DVD—high-performance integrated system-on-a-chip solutions, including video and audio compression and decompression products based on MPEG, Dolby Digital and DTS standards and front-end technology for use in DVD players and DVD recorders.

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

•                  Mobile—highly integrated digital camera processor and multimedia mobile phone processors including image signal processing, image and video compression and decompression products based on JPEG, MPEG 4 and other technologies for the digital camera and multimedia mobile phone markets.

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
DVD

Vaddis® 5R video playback chip (ZR36750)

Activa® 100–MPEG 2 encoder (ZR35100)

Vaddis® 7 integrated DVD decoder (ZR36776)

HDXtreme® (ZR36721)

Vaddis® 8 integrated DVD decoder (ZR36868)

Vaddis® 9 integrated DVD processor (ZR36966)

		July 2003 February 2004 March 2004 March 2004 August 2004 December 2005	DVD recorders DVD recorders DVD players DVD players and recorders DVD players DVD players

DTV

Generation 9® integrated HD decoder with 64 Bit CPU and Audio DSP Core (TL 955)

Generation 9® integrated HD decoder with 64 bit CPU and audio DSP core (TL 945)

SupraTV® integrated SD decoder with 32-bit CPU and audio DSP core (ZR39140)

Generation 9® Elite integrated HD decoder with dual 32 bit CPU and audio DSP core (ZR 391055)

Cascade Demodulator (CAS-220)

SupraHD® integrated decoder (ZR39640 and ZR39660)

		June 2002 July 2002 September 2003 October 2004 June 2005 (a) August 2005	HDTV and HD set-top boxes HDTV and HD set-top boxes SDTV and SD set-top boxes HDTV and HD set-top boxes HDTV and HD set-top boxes HDTV and HD set-top boxes

Mobile

Digital camera processor–COACH 5 (ZR36430)

Digital camera processor–COACH 6 (ZR36440)

Digital camera processor–COACH 7 (ZR36450)

Approach™ multimedia application coprocessor- (ER4521)

Approach™ multimedia application accelerator- (ER4525 and ER 4527)

Digital camera processor—COACH 8 (ZR36460)

		June 2002 October 2003 July 2004 July 2004 (b) July 2004 (b) May 2005	Digital cameras, security Digital cameras, security Digital cameras, security Wireless and multi-media applications Wireless and multi-media applications Digital cameras, security

Digital Imaging

Quatro® 4110 Inkjet and laser high performance mid range print head controller platform

Quatro® 4100 Inkjet high performance low cost print head controller platform

Integrated Print System™ (IPS™) 6.0 Embedded Software

IPS™/Conductor (IPS™/DDK)

Quatro® 4200 Full feature, highly integrated SOC with high quality scanner analog front-end, USB high speed host and color LCD interface

Quatro® 4050 Ultra-low-cost SOC for all-in-one printers and direct-connect photo printers.

March 2003 October 2003 April 2003 September 2004 April 2005 May 2005

Mid range inkjet MFPs and laser printers

Low cost inkjet MFPs

Print devices connected to a network

Print devices connected to Microsoft operating systems

Print devices connected directly or to a network

Print devices connected directly or to a network

(a) - Available as a result of the acquisition of Oren Semiconductor, Inc.

(b) - Available as a result of the acquisition of Emblaze Semiconductor, Ltd.

DVD. Our Vaddis® processors perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DTS and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis® processor has additional computational power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers. The Vaddis® 7 processor incorporates all the functions of previous generations with the addition of MPEG 4 decoding and an interface that can support high definition television. The Vaddis® 8 adds Super Audio CD, or SACD, upscaler and HDMI transmitter functionality. In 2004, we introduced HDXtreme® technology that allows DVD play back and the viewing of JPEG pictures on an HDTV with an HDMI interface. The Activa® 200 product, announced in December 2005, delivers the entire DVD recorder capability on a single system-on-a-chip, integrating the front-end and back-end functions to greatly reduce system costs and chip count in DVD recorders. We also provide DVD player and DVD recorder reference designs based on our Vaddis and Activa® product families that help our customers accelerate the time to market for their products.

DTV. Our DTV Division offers integrated circuit products for both high definition and standard definition formats for digital televisions, set top boxes and related applications, including personal video recorders. In 2004, we introduced the Generation 9® Elite system-on-a-chip which utilizes dual CPUs resulting in higher performance with lower power consumption compared to its forerunner, the Generation 9®. During 2005, we began shipping our highly integrated SurpaHD® product line that addresses the mainstream market segment as well as high-end and entry-level segments of the flat panel display and analog-to-digital broadcast transition markets. We also shipped production volumes of our SupraTV® 150 ICs for use in the worldwide standard definition digital terrestrial, satellite and cable broadcast markets. As a result of the Oren acquisition in June 2005, we offer the Cascade 2 TV demodulator with our SupraHD® and Generation 9® back-end decoder and end-to-end solution for the US Advanced Television Systems Committee market.  The Cascade 2 product is also sold to TV tuner suppliers as an integrated tuner and demodulator solution.

Mobile. Our COACH processors are integrated system-on-a-chip solutions that include most of the electronics of a digital camera, which can be connected directly to a high-resolution CCD or CMOS sensor. The COACH IC processes the video information in real time, compresses the captured image in real time, while interfacing to an LCD or micro display and to all types of flash memory. Among the unique capabilities of the COACH is the ability to transfer in real time, over a USB bus, high quality video to the PC and function as a PC video camera. The COACH also allows for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH is supplemented by digital camera reference designs, “CamON” and “CamMini,” products shorten the time to market for Zoran’s customers. The newest COACH processors utilize MPEG-4 Codecs to incorporate basic digital camcorder capabilities for displaying video clips on a PC or TV. As a result of our acquisition of Emblaze Semiconductor in July 2004, our Mobile Products Division also offers mobile multimedia telephone products.

Digital Imaging. Our Quatro® addresses the consumer market for personal printers and the increasing demand for PC-independent printing appliances. The Quatro® is a programmable SOC solution for consumer oriented imaging and printing appliances, including multifunction color inkjet and laser devices that feature print, copy, scan and fax capabilities and that allow image-rich content such as web pages, digital photos and scanned documents to be printed without the use of a PC. Quatro® ASICs are designed for mid-range and entry level inkjet printers, color photo printers, laser printers and the new generation of dye sublimation printers. The Integrated Print System™, or IPS™ 7.0, is a modular, scalable embedded software product that provides processing and control functions for document imaging peripheral devices. IPS™ was developed based on a long standing expertise in page description language interpreters such as PCL and Postscript. The IPS™ product line gives the OEM the ability to build high performance, network enabled devices quickly and cost effectively.

Customers

The following table lists representative customers, as well as other OEMs who purchase our products through our resellers. Each of these customers and OEMs purchased, directly or indirectly, at least $500,000 of Zoran products during 2005:

Product Family	Direct Customers and Resellers		Other OEMs
DVD

Alco Electronics LTD.
Anam Electronics Co. LTD.
Citron Electronics Co. LTD.
Dalian Golden Hualu Digital Tech. Co. LTD.
Eastech Electronics (hui Yang) Co. LTD.
Everbest Industrial (HK) LTD.
Fly Ring Digital Technology LTD.
Goodsino Technology
LG Electronic Inc.
Marubun Corporation
Maxi World Technology LTD.

Mico Electric
Orient Power
Samsung Electronics
Shenzhen Kaixinda Multi-Media
Co. LTD.

Tecobest Digital LTD.
Thomson Hong Kong Holdings LTD.

Universal Pacific Co. LTD.
Zenitron Corporation
Zhongshan Dingcai AV Technology
Zhongshan E-Tek Co. LTD.

Orion Sanyo Sharp Toshiba

DTV

3S Digital
Beijing Orient Top Victory
Dae Jin Semiconductor Co. LTD.
Daewoo Electronics Co. LTD.
Digital Stream Technology
Ever Best Industrial (HK) LTD.
Homecast Co. LTD.
Humax Co. LTD.
Kanematsu Corporation
Lacewood International Corp.
Marubun Corporation
Maxtek Technology Co. LTD.

Mico Electric (HK) LTD.

Paramit Corporation

Pinnacle Systems Inc.

Samsung Electronics

Shenzhen MTC Multi-Media Co LTD.

Sichuan Changhong Network

Sunplus Technology Co., Ltd

Trident Microsystems Inc.

TVIA Inc.

TTE Technology Inc.

Zhongshan E-Tek Co. LTD.

Funai JVC Mitsubishi Mitsumi Panasonic Sony

Mobile

Aiptek International Inc.
ASD Technology LTD.
Bellwave Co. LTD.
Chicony Electronics Co. LTD.
CK Telecom Eastern Communications Co. LTD.
Ever Best Industrial (HK) LTD.
Grandtech Industrial LTD.
Kyoshin Technosonic (Asia) LTD.
Maxtek Technology Co. LTD.
Newell Hong long LTD.

Newgen Telecom Inc.

Ningbo Guangbo Digital Technology Olympus

Pentax Corporation

Premier

Samsung Electronics

Shenzhen Xinlikang Industrial Co. Skanhex Technology Inc.

Tekom Technologies Inc.

Zenitron Corporation

Digital Imaging	Avision Enterprise (BVI) Inc. Benq Co. Celestica Corp. Canon Inc. Seiko Epson Corporation Fuji Xerox Hewlett Packard Kanematsu Corporation Lexmark International, Inc. Lite-On Technology Co	Nexpress Solutions OkiData Corporation Ricoh Company Ltd. Samsung Electronics Co., Ltd. Sanmina SCI Corporation Sharp Electronics Corporation TECO Imaging Systems Co. LTD. Toshiba Corporation Xerox	Panasonic Kyocera Mita Kodak

In 2005, no single customer accounted for more than 10% of our total revenues, and sales to our four largest customers accounted for 29% of our total revenues. In 2004, Samsung Electronics accounted for 11% of our total revenues, while sales to our four largest customers accounted for 35% of our total revenues.

Research and Development

We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets. We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio, video and imaging solutions. Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio, video and imaging application markets. In addition, we seek to design integrated circuits and cores, as well as near production ready reference designs which can reduce the time needed by manufacturers to integrate our ICs into their own products.

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

We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Bi-national Industrial Research and Development Foundation. These organizations fund up to 50% of incurred project costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. In 2004, we earned grants totaling $1.5 million. There were no grant receipts in 2005. The terms of Israeli Government participation include restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

As of December 31, 2005, we had a staff of 511 full-time, 121 part-time and contract research and development personnel for a total of 632 research and development personnel.

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

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 113-person direct sales staff, of whom 11 are located in the United States and 102 are located internationally. Our United States sales staff is primarily responsible for sales in North America, Europe and South America. Sales management and sales operations staff also reside in the United States. Our marketing staffs in China, Japan, Korea and Taiwan are responsible for marketing in their respective regions. In addition, we sell our products indirectly through five commissioned sales representatives as well as selected resellers. We typically warrant our products for a 12-month period. To date, we have not experienced material product returns or warranty expense.

We have opened offices in other parts of the world in order to better address specific markets. During 1998, we opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets. During 2000, we opened an office in Taipei, Taiwan in an effort to better address the digital camera market. As of December 31, 2005, we had a staff of 275 employees and 16 contractors in our China office and 49 employees in our Taiwan office, including sales, applications and customer support employees. In addition, in 2001 we opened offices in Hong Kong and Korea, which had staffs of 3 employees and 20 employees, respectively, as of December 31, 2005. These offices also provide sales, applications and customer support.

We distribute our products in Japan primarily through resellers. We also operate an office in Tokyo to help promote our products in Japan, assist with the marketing of products not sold through resellers, such as integrated circuit cores and certain digital camera, digital video, digital television, imaging and JPEG products, and provide applications support for some of our customers. At December 31, 2005, we had 32 employees and 21 contractors in our Tokyo office.

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

All of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.13 micron to 0.18 micron feature sizes. Most of our semiconductor products are currently being assembled by one of five independent contractors and tested by those contractors or other independent contractors.

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

Competition

Our existing and potential competitors include many large domestic and international companies that have substantially greater resources in the following areas:

•                  finance;

•                  manufacturing;

•                  technology;

•                  marketing; and

•                  distribution.

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. ALi Corporation, Broadcom, Cheertek, Cirrus Logic, ESS, LSI Logic, Matsushita, MediaTek, NEC, SigmaDesigns, Sony, STMicroelectronics, Sunplus and Texas Instruments have introduced integrated audio and video devices for DVD applications. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Sunplus and Texas Instruments. In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Motorola, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include ATI Technologies, Broadcom, Conexant and ST Microelectronics. Others who also participate in this market are Ali Corporation, Fujitsu, Genesis Microchip, Haier, IBM, LSI, NEC, Philips, Sigmatel, Inc., Peerless Systems, TAK Imaging and in-house captive suppliers.

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

We believe that growth of the DVD player market will be modest in the forseeable future, and that continued strong competition in that market will lead to further price reductions, and reduced profit margins.  We believe that the DVD recorder market will continue to grow and that as technology barriers become higher, fewer competitors will enter this market.

Historically, average unit selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the average unit selling prices of our products, we will need to continually reduce the cost of our products and continue to integrate additional functions into our ICs. We intend to accomplish this by implementing design changes that integrate additional functionality, lower the cost of manufacturing, assembly and testing, by negotiating reduced charges by our foundries as and if volumes increase, and by successfully managing our manufacturing and subcontracting relationships. Since we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

Proprietary Rights and Licenses

Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limit access to our proprietary information. We currently hold approximately 265 patents worldwide, and have additional patent applications pending. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums that license patents relating to the MPEG standard has created uncertainty with respect to the use and enforceability of patents implementing that standard. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundries from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been subject to intellectual property claims and litigation in the past, and we and our Oak subsidiary were recently engaged in such litigation. See Item 3—Legal Proceedings. We may be subject to additional claims and litigation in the future. In particular, given the uncertainty discussed above regarding patents relating to the MPEG standard, it is difficult for us to assess the possibility that our activities in the MPEG field may give rise to future patent infringement claims. Litigation by or against us relating to patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology that it uses, we could incur substantial liabilities and be forced to suspend the manufacture of products, or the use by our foundries of certain processes.

Employees

As of December 31, 2005, we had 1,094 full-time and 152 part-time and contract employees, including 632 full-time, part-time and contract employees primarily involved in research and development activities, 464 in marketing and sales, 100 in finance, human resources, information systems, legal and administration, and 50 in manufacturing control and quality assurance. We have 343 full-time employees and 70 part-time and contract employees based in Israel, of which 352 employees, including both full time and contract employees, are involved in engineering and research and development. We have 188 full-time employees and 36 part-time and contract employees at our facilities in Sunnyvale, California, 148 full-time employees and 7 part-time and contract employees at our facility in Woburn Massachusetts, and 275 full-time employees and 16 part-time contract employees at our facilities in Shenzhen and Shanghai, China. The remaining employees are located in our international offices in Canada, England, Germany, Hong Kong, Japan, Korea and Taiwan. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 1A — Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the prices of our stock.

Our historical operating results have varied significantly from year over year due to a number of factors, including:

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

•                  terrorism and international conflicts or other crises;

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

Our largest customers have accounted for a substantial percentage of our revenues. In 2005, no single customer accounted for more than 10% of our total revenues, and sales to our four largest customers accounted for 29% of our total revenues. In 2004, one customer accounted for 11% of our total revenues while sales to our four largest customers accounted for 35% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

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

During 2005, only 6% of our total revenues were derived from North America sales. We anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency, our products may be less competitive in that country and our revenues may be adversely affected. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, Zoran and Oak have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran have been parties to a number of patent-related lawsuits, both as plaintiff and defendant. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights. Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. Future litigation against us, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Future intellectual property litigation could force us to do one or more of the following:

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

Our future net income and cash flow will be affected by our ability to apply our net operating losses, or NOLs, against taxable income in future periods. Our NOLs totaled approximately $268 million for federal and $85 million for state tax reporting purposes as of December 31, 2005. As a result of the change of control resulting from our initial public offering in 1995, the amount of NOLs that we can use to reduce future taxable income for federal tax purposes is limited to approximately $3.0 million per year for NOLs incurred prior to the initial public offering. The Internal Revenue Code contains a number of provisions that could limit the use of NOLs against income of the combined company as a result of the merger or as a result of the combination of these transactions. Our utilization of Oak’s NOLs may be further limited due to prior Oak transactions. No opinion or IRS ruling has been sought regarding the potential application of any of these provisions. Changes in tax laws in the United States may further limit our ability to utilize these NOLs.  Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities beyond 2006.  Our capital requirements will depend on many factors, including:

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

A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in new Israeli shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of United States dollar compared to the Israeli shekel will increase our costs as expressed in United States dollars.  To date, we have not engaged in hedging transactions.  In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against the new Israeli shekel.  These measures may not adequately protect us from the impact of inflation in Israel.

The government programs in which we participate and tax benefits we receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.

Historically, we have financed a portion of our research and development activities with grants for research and development from the Chief Scientist in Israel’s Ministry of Industry and Trade.  We earned proceeds from such grants in 2004. Although we did not earn proceeds from such grants in 2005, we plan to seek additional grants from the Chief Scientist in the future. To be eligible for these grants, our development projects must be approved by the Chief Scientist on a case-by-case basis.  If our development projects are not approved by the Chief Scientist, we will not receive grants to fund these projects, which would increase our research and development costs.  We also receive tax benefits, in particular exemptions and reductions as a result of the “Approved Enterprise” status of our existing operations in Israel.  To be eligible for these tax benefits, we must maintain our Approved Enterprise status by meeting conditions, including making specified investments in fixed assets located in Israel and investing additional equity in our Israeli subsidiary.  These tax benefits may not be continued in the future at their current levels or at any level.  Israeli governmental authorities have indicated that the government may reduce or eliminate these benefits in the future, which would harm our business.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2005 and December 31, 2005, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $8.97 to a high of $17.38.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

•                  announcements concerning our business or that of our competitors or customers;

•                  annual and quarterly variations in our operating results;

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

Item 1B—Unresolved Staff Comments

We have not received any written comments from the staff of the Securities and Exchange Commission regarding any of our periodic or current reports under the Securities Exchange Act which remain unresolved.

Item 2—Properties

Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in November 2006. We are currently in the process of identifying and negotiating a lease on a new space as well as considering options to negotiate an extension for our current space.  A significant portion of our research and development and engineering facilities and our administration, marketing and sales operations are currently located in approximately 61,350 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in August 2006. We have entered into an agreement for the lease of a new facility in Haifa, with a 10-year term and expect to move into the new facility during 2006.  We also lease facilities, primarily for sales, product development, and technical support, in Woburn, Massachusetts; Manchester, England; Dortmund, Germany; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan and Shenzhen, Shanghai and Hong Kong, China.  Except as noted above, we believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations in which we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3—Legal Proceedings

Zoran and its subsidiary, Oak Technology, Inc., have been involved in five separate legal actions against MediaTek, Inc. and customers of MediaTek based on claims of patent infringement.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named a number of other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  On September 28, 2005, the ITC issued its final ruling finding one of Zoran’s patents to be valid and infringed by optical disk controller chips and chipsets sold by MediaTek and by products using the infringing chips and chipsets sold by a number of MediaTek customers.  The ITC also issued an exclusion order prohibiting MediaTek and specified MediaTek customers from importing into the United States any optical disk controller chip or chipset that infringes the Zoran patent, or any optical disk storage product containing such a chip or chipset and cease and desist orders to the affected companies located in the United States prohibiting them from importing or selling infringing products in the United States.  In November 2005, both parties filed notices of appeal with the United States Court of Appeals for the Federal Circuit.  On January 19, 2006, the court issued an order temporarily staying enforcement of the ITC’s orders.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and one of its customers in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit sought both monetary damages and an injunction to stop the importation and sale of infringing products.  The complaint was subsequently amended to name additional MediaTek customers as defendants.  Trial of this case was set to begin May 15, 2006.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On September 30, 2005, the ITC Administrative Law Judge issued his initial determination finding that none of Zoran’s optical disk controller chips infringe any claim of the two patents asserted against Zoran; that one of the two patents is invalid; that Oak’s devices do not infringe one of the two patents asserted against Oak and that the other patent is invalid; and that MediaTek has failed to establish that it has a domestic industry in the United States related to the patents at issue – a basic requirement for obtaining relief from the ITC.  The initial determination was subject to review by the full ITC.  The target date for completion of the investigation was March 1, 2006.

On July 23, 2004, MediaTek filed a complaint against Zoran and Oak in the United States District Court, District of Delaware alleging infringement of the same two patents asserted in MediaTek’s ITC complaint and seeking monetary damages and injunctive relief.  This action was stayed by order of the court on October 4, 2004.

On February 2, 2005, MediaTek filed a complaint against Zoran and Zoran Digital Technologies (Shenzhen) Ltd. (Zoran’s local Chinese operations) in the Shenzhen People’s Republic of China court alleging infringement of the Chinese counterpart patent of one of the two patents asserted in MediaTek’s ITC complaint and seeking monetary damages.  Because Zoran had not been served with the complaint, the initiation of the proceeding has been stayed.

On January 25, 2006, Zoran and Oak entered into an agreement with MediaTek to settle the litigation.  Under the agreement, each party agreed to dismiss its respective claims and counterclaims under all of the pending lawsuits.  The parties also agreed to dismiss all proceedings pending against each other before the ITC, including all appeals and enforcement proceedings pending before the ITC, United States Customs and Border Protection and the United States Court of Appeals for the Federal Circuit related to the ITC’s September 28, 2005 order excluding the importation into the United States of certain MediaTek chips and products incorporating those chips.

In connection with the settlement, Zoran, Oak and MediaTek entered into agreements granting each other non-exclusive licenses under the patents that were the subject of the litigation, and additional patents used in the design and manufacture of optical storage devices for personal computer products.  In consideration for licenses granted by Zoran, MediaTek agreed to make a cash payment of $55 million to Zoran, $44 million of which was paid in February 2006 and $11 million of which is payable in April 2006. In addition, MediaTek will be required to make royalty payments of up to $30 million over the 30-month period commencing on the date of the agreement based on future sales of covered MediaTek products.  Net of amounts payable by Zoran to a holder of rights under the Oak patents involved in the litigation, and amounts payable as legal fees, Zoran will realize approximately $27.5 million of the cash payment and up to approximately $15 million of the future royalty payments.

Item 4—Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

Executive Officers

The names of our executive officers and their ages as of December 31, 2005 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	60	President, Chief Executive Officer and Director
Karl Schneider	51	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	55	Senior Vice President, Business and Strategic Development

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

Isaac Shenberg has served as Senior Vice President, Business and Strategic Development since October 1998 and previously as Vice President, Sales and Marketing from January 1995 through October 1998.  From August 1990 to January 1995, Dr. Shenberg served as our Product Line Business Manager.  Prior to joining Zoran, Dr. Shenberg was Images Processing Group manager and Electro Optics Department manager at Rafael, a leading Aerospace provider in Israel.  Dr.  Shenberg holds a Ph.D. in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from the Technion.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We effected our initial public offering of our common stock on December 15, 1995.  Since that date, our common stock has been quoted on the Nasdaq National Market under the symbol “ZRAN.” The following table sets forth the high and low closing sales price of our common stock as reported on The Nasdaq National Market for the periods indicated:

	High	Low
2004
First Quarter	$22.20	$15.70
Second Quarter	$18.89	$16.44
Third Quarter	$18.50	$13.95
Fourth Quarter	$16.35	$9.85
2005
First Quarter	$11.21	$9.63
Second Quarter	$13.95	$8.97
Third Quarter	$17.19	$13.31
Fourth Quarter	$17.38	$12.51

As of December 31, 2005, there were 314 holders of record of our common stock.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$395,758	$378,864	$216,528	$149,117	$107,709
Gross profit	210,209	152,629	85,477	62,213	42,969
Operating income (loss)	(27,100)	(46,857)	(72,004)	6,831	(44,804)
Net income (loss)	(26,971)	(47,354)	(67,978)	5,698	(36,065)
Diluted net income (loss) per share (1)	$(0.61)	$(1.11)	$(2.05)	$0.20	$(1.38)
Shares used in diluted per share calculations (1)	44,267	42,788	33,231	28,629	26,190

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$149,346	$70,413	$126,366	$137,075	$110,105
Working capital	170,946	109,320	146,810	159,732	130,777
Total assets	604,223	599,281	622,237	345,848	331,344
Accumulated deficit	(230,795)	(203,824)	(156,470)	(88,492)	(94,190)
Total stockholders’ equity	$499,348	$500,627	$534,279	$311,012	$297,838

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

We also derive revenue from licensing our software and other intellectual property.  Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee.  Annual licensing revenue can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues.  Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on an annual basis.  In addition, we have historically generated a portion of our total revenues from development contracts, primarily with key customers, although development revenue has declined substantially as a percentage of total revenues over the past several years.  These development contracts have provided us with partial funding for the development of some of our products.  These development contracts provide for license and milestone payments which are recorded as development revenue.  We classify all development costs, including costs related to these development contracts, as research and development expenses.  We retain ownership of the intellectual property developed by us under these development contracts.  While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

We recognize software license revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP 97-2. Maintenance and support revenue is recognized ratably over the term of the arrangement.  We also receive royalty revenues based on per unit shipments of products embedding our software which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Reported research and development expenses are net of these grants, which fluctuate from period to period.  From time to time, we enter into non-refundable joint development projects in which our customers reimburse us for a portion of our development costs.  We classify such reimbursement of development costs as an offset to research and development expenses as we retain ownership of the intellectual property developed by us under these development arrangements.  During 2005, we received approximately $1.2 million in such reimbursements.  We did not receive any reimbursements in 2004 or 2003.  We believe that significant investments in research and development are required for us to remain competitive, and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

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

Our effective income tax rate has benefited from the availability of net operating losses which we have utilized to reduce taxable income for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2006 and 2025, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2006.

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

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements.  Accordingly, our results of operations for the year ended December 31, 2005 include Oren’s operations between June 10, 2005 and December 31, 2005, and such operations are not reflected in our results of operations for the years ended December 31, 2004 and 2003.

Emblaze Semiconductor Ltd.

On July 8, 2004, we completed our acquisition of Emblaze Semiconductor Ltd.  (“Emblaze”), a wholly-owned subsidiary of Emblaze Ltd. for $54.2 million in cash.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Emblaze have been included in our consolidated financial statements.  Accordingly, our results of operations for the year ended December 31, 2005 include Emblaze’s operations for the full year while the results of operations for the year ended December 31, 2004 only reflect Emblaze’s operations between July 8, 2004 and December 31, 2004, and such operations are not reflected in our results of operations for the year ended December 31, 2003.

Oak Technology, Inc.

On August 11, 2003, we completed our acquisition of Oak through the merger of Oak with a wholly-owned subsidiary of Zoran.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oak have been included in our consolidated financial statements.  Accordingly, our results of operations for the years ended December 31, 2005 and 2004 includes Oak’s operations for the full period, while our results of operations for the year ended December 31, 2003 only reflect Oak’s results of operations between August 12, 2003 and December 31, 2003.

Segments

Prior to July 2004, we had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV).  Subsequent to the Emblaze acquisition in July 2004, the operations of Emblaze were combined with the Digital Camera group and the group was renamed the Mobile segment.  Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The DVD, Imaging and DTV segments also license certain software and other intellectual property.  The DVD group provides products for use in DVD players and recordable DVD players.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.  The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products.  The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders.

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

•                  We maintain allowances for doubtful accounts for estimated losses resulting from the delays or inability of certain customers to make required payments.  These allowances are estimated based on both specific identification of facts and circumstances with respect to each doubtful account. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                  We hold minority interests in private companies having operations or technology in areas within our strategic focus.  At December 31, 2005, these investments totaled $5.2 million.  The investments are in start up companies engaged in development and are expected to incur losses.  We record an investment impairment charge when we believe an investment has experienced a decline in value.  We assess the value of this investment principally by using information acquired from the investee, including historical and projected financial performance and recent funding events.  Future adverse changes in market conditions or unexpected operating losses of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value thereby possibly requiring an impairment charge in the future.

•                  We assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value.  We assess the carrying value of our long lived assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.  With respect to both goodwill and long lived assets, factors which could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value.  Impairment evaluations involve management estimates of asset useful lives and future cash flows.  These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, the fair values of certain assets based on appraisals, and industry trends.  Actual useful lives and cash flows could be different from those estimated by our management.  This could have a material effect on our operating results and financial position.

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

•                  With respect to mergers and acquisitions, we assess the technological feasibility of in process research and development projects and determine the number of alternative future uses for the technology being developed.  To the extent there are no alternative future uses we allocate a portion of the purchase price to in-process research and development expense.  This expense is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete.  This analysis includes certain estimates and assumptions made by management.  For larger acquisitions, we have historically engaged an external appraiser to assist with the assumptions and models used in this analysis.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated and percentage changes from period to period:

	Years ended December 31,			Percentage change
	2005	2004	2003	2005 to 2004	2004 to 2003

Revenues:
DVD hardware products	37.7%	58.5%	69.2%	(32.8)%	48.1%
DTV hardware products	11.6%	7.5%	5.9%	61.4%	*
Mobile hardware products	27.1%	8.3%	13.4%	241.2%	8.5%
Imaging hardware products	9.4%	9.0%	4.0%	*	*
Total hardware product revenues	85.8%	83.3%	92.5%	7.6%	57.7%

Software and other revenues	14.2%	16.7%	7.5%	(11.0)%	287.8%
Total revenues	100.0%	100.0%	100.0%	4.5%	75.0%

Cost and expenses:
Cost of hardware product revenues	46.9%	59.7%	60.5%	(18.0)%	72.6%
Research and development	22.5%	21.7%	18.7%	8.2%	103.6%
Selling, general and administrative	23.7%	17.7%	19.3%	39.9%	60.7%
Amortization of intangible assets	12.7%	12.0%	8.8%	10.8%	139.4%
Deferred stock compensation	0.4%	1.1%	2.9%	(61.8)%	(35.5)%
Restructuring expense	—	0.2%	—	*	—
In-process research and development	0.7%	—	23.1%	*	—
Total costs and expenses	106.9%	112.4%	133.3%	(0.7)%	47.5%
Operating loss	(6.9)%	(12.4)%	(33.3)%	(42.2)%	(34.9)%
Interest income	0.6%	0.3%	2.5%	107.0%	(75.7)%
Other income (loss), net	—	—	—	*	*
Loss before income taxes	(6.3)%	(12.1)%	(30.8)%	(45.9)%	(31.2)%
Provision for income taxes	0.5%	0.4%	0.6%	40.5%	13.0%
Net loss	(6.8)%	(12.5)%	(31.4)%	(43.0)%	(30.3)%

Supplemental Operating Data:
Product gross margin	45.4%	28.3%	34.6%	72.1%	29.3%

(*)  not meaningful

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  Total revenues increased by $16.9 million, or 4.5%, to $395.8 million in 2005 from $378.9 million in 2004.  The increase in total revenues resulted primarily from increases in Mobile segment revenues of $73.5 million, or 203.5% and DTV segment revenues of $21.8 million, or 74.6%, due to increased unit sales.  These increases were partially offset by a decrease of $79.0 million, or 34.5%, in DVD segment revenues resulting from decreases in DVD product sales and by decreases in software and other revenues.

Hardware product revenues increased by $23.8 million, or 7.6%, to $339.5 million in 2005 from $315.7 million in 2004.  The increase in hardware product revenues was due to revenue increases of $75.8 million in the Mobile segment, $17.5 million in the DTV segment and $3.3 million in the Imaging segment resulting from increases in unit shipments in each of these segments. These increases were partially offset by a decrease of $72.8 million in the DVD segment hardware product revenues due to reduced unit shipments.

Software and other revenues decreased by $6.9 million, or 11.0%, to $56.2 million in 2005 from $63.2 million in 2004.  The decrease in software and other revenues primarily resulted from decreases of $6.3 million in the DVD segment, $2.6 million in the Imaging segment and $2.3 million in the Mobile segment, partially offset by an increase of $4.3 million in the DTV segment. The decreases in revenues from the DVD, Imaging and Mobile segments were primarily due to reductions in IP licensing revenue. The increase in DTV segment revenues resulted from an increase in IP licensing agreements.

Cost of hardware product revenues. Cost of hardware product revenues was $185.5 million in 2005 compared to $226.2 million in 2004. This decrease in the cost of hardware product revenues was mainly due to lower unit costs primarily due to changes in product mix. In addition, part of the unit cost reduction was due to charges recorded in 2004 for inventory write-downs of $14.7 million coupled with the reduction in our inventory allowances of $9.4 million in 2005 as a result of the sale or disposal of inventory that had been fully written down in 2004. Most of the inventory write-downs in 2004, as well as the sale of previously written down inventory in 2005, primarily related to our DVD Vaddis 6 product and a companion chip.  The revenue recorded in 2005 associated with the sale of these previously written down products was approximately $18.5 million.  Partially offsetting these reductions in unit costs was an increase associated with increased unit shipments, primarily in the Mobile segment. As a percentage of product revenues, hardware product costs were 54.6% in 2005 compared to 71.7% in 2004. The decrease in hardware product costs as a percentage of hardware product revenues was primarily due to a change in product mix to a lower percentage of DVD segment products which generally have higher product costs as a percentage of hardware product revenues than products in the other segments. The inventory write down charges in 2004 coupled with the reduction in inventory allowances also contributed to the reduction in hardware product costs as a percentage of hardware product revenues.

Research and Development.  Research and development (“R&D”) expenses increased to $89.0 million in 2005 from $82.2 million in 2004, an increase of 8.2%.  This increase was driven primarily by the acquisition of Oren Semiconductor, Inc. in June 2005 and inclusion of Emblaze operations acquired in July 2004 for the full year in 2005.  Actual R&D expenses in 2004 were offset in part by $1.5 million of research grants received from the Chief Scientist in Israel. We did not receive any such grants in 2005.  These grants are provided by the Israeli government to fund specific R&D projects.  We are not obligated to repay the grants; however, future royalties may be owed to the government if the R&D activities result in commercial product sales.  We remain committed to investing in research and development to enhance our technology and development capabilities.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses increased to $93.8 million in 2005 from $67.1 million in 2004, representing a 39.9% increase.  This increase was primarily due to increase in legal fees by $8.4 million related to our patent litigation with Mediatek, Inc., continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets, an increase in the allowance for doubtful accounts receivable by $4.8 million to cover slow paying accounts and potential risk with increasing business in certain regions of the world and the inclusion of the Oren and Emblaze operations in 2005.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $50.3 million in 2005 from $45.4 million in 2004, an increase of 10.8%.  This increase was the result of amortization of approximately $24.2 million of intangible assets acquired in the Emblaze acquisition in July 2004 for the full year in 2005 and amortization of $9.1 million of intangible assets acquired in the Oren acquisition in June 2005.  At December 31, 2005, we had approximately $119.2 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis for various periods extending through 2010.

Deferred Stock Compensation.  Deferred stock compensation was recorded primarily as a result of stock options granted in connection with the Oak acquisition.  For the year ended December 31, 2005, these charges were $1.5 million compared to $4.1 million during the prior year.  The 61.8 % decrease for fiscal 2005 was due to the cancellation of options held by employees who terminated their employment during the year and the lower amortization associated with the graded vesting under the FIN 28 model.

Restructuring Expense. There were no charges recorded for restructuring expenses during 2005. During the year ended December 31, 2004, we recorded restructuring charges of $746,000 due to the discontinuation of the Sensor product line of the Mobile group.  This charge included $523,000 related to the reduction in force of 15 employees for severance and other termination expenses, $173,000 for lease losses on abandoned office space and other miscellaneous legal and consulting fees of approximately $50,000.  The remaining accrual balance at December 31, 2005  of $73,000 relating to facilities will be paid over the lease term through June 2007.

In-Process Research and Development. In 2005, approximately $2.7 million of the purchase price of Oren Semiconductor, Inc. was allocated to in-process research and development for projects which had not reached technical feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date.  This amount was determined using management’s estimates including consultation with an independent appraiser.  The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 21%.  This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team.  The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.  These estimates did not take into account any potential synergies that could be realized as a result of the acquisition.   At December 31, 2005, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.  There were no charges recorded for in-process research and development during 2004.

Operating Loss.  The operating loss of $27.1 million in 2005 was primarily driven by the amortization of intangible assets of $50.3 million, in-process research and development expense of $2.7 million and deferred stock compensation expense of $1.5 million. Excluding these charges, the Company would have recorded operating income of $27.4 million for fiscal 2005. For fiscal 2004, the operating loss of $46.9 million was primarily driven by the amortization of intangible assets of $45.4 million and deferred stock compensation expense of $4.1 million.  Excluding these charges, the Company would have recorded operating income of $2.6 million for fiscal 2004.

Interest Income.  Interest income increased by $1.4 million to $2.7 million in 2005 compared to $1.3 million in 2004.  The increase was a result of the higher interest rates during 2005.

Provision for Income Taxes.  Excluding charges related to the amortization of intangible assets and write-off of acquired in-process research and development our estimated effective tax rate was approximately 8% for fiscal 2005 compared to the 9% recorded in 2004 based on net income excluding the amortization of intangible assets and the one time write down of inventory of $14.5 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.  Total revenues increased by $162.4 million, or 75%, to $378.9 million in 2004 from $216.5 million in 2003.  The increase in total revenues resulted primarily from an increase in DVD segment revenues of $70.5 million, or 44%, and Imaging segment revenues of $69.7 million, or 473.5%.  DTV and Mobile segment revenues also grew in 2004 by $15.3 million, or 109.8%, and $6.9 million, or 23.8%, respectively.  The increase in DVD segment revenues was due to an increase in hardware product revenues of $72.0 million due to increased unit sales of DVD products, partially offset by a decrease in software and other revenues of $1.4 million.  The increase in revenues for both the Imaging and DTV segments were primarily due to the inclusion of revenues from the former Oak operations for the entire year in 2004, compared to approximately four and one half months for 2003, subsequent to the Oak acquisition in August 2003.  The increase in Mobile segment revenues was due to an increase in software and other revenues of $4.4 million and increases in hardware product revenues of $2.5 million.  The increase in Mobile segment software and other revenues was primarily due to the Emblaze Semiconductor acquisition in July 2004.  The increase in Mobile segment hardware product revenues was due to increased sales of Mobile products.

Hardware product revenues increased by $115.4 million, or 57.7%, to $315.7 million in 2004 from $200.3 million in 2003.  The increase in hardware product revenues resulted from increases in the DVD segment of $72.0 million, Imaging segment of $25.3 million, DTV segment of $15.7 million and the Mobile segment of $2.5 million.  Both the DVD and Mobile segments’ hardware product revenue increases were due to increased unit shipments.  The increase in hardware product revenues for both Imaging and DTV segments were primarily due to the inclusion of revenues from the former Oak operations for the entire year, compared to approximately four and a half months for 2003.

Software and other revenues increased by $46.9 million, or 287.8%, to $63.2 million in 2004 from $16.3 million in 2003.  The increase in software and other revenues resulted from an increase in the Imaging segment of $44.3 million, and the Mobile segment of $4.4 million, partially offset by decreases in the DVD segment of $1.4 million and the DTV segment of $400,000.  The increase in Imaging segment software and other revenues was primarily due to the inclusion of Imaging revenues for the entire fiscal 2004 period as compared to approximately four and one half months for 2003 subsequent to the Oak acquisition in August of 2003.  The increase in Mobile segment revenues resulted from IP licensing agreements due to the Emblaze Semiconductor acquisition in July 2004.  The decrease for the DVD segment was due to a reduction in IP licensing revenue.

Cost of Hardware Product Revenues.  Cost of hardware product revenues was $226.2 million in 2004 compared to $131.1 million in 2003.  The increased costs were primarily due to increased unit shipments.  As a percent of hardware product revenues, hardware product costs were 71.7% in 2004 compared with 65.4% for 2003.  The increase was primarily due to charges of $14.7 million for inventory write-downs of which $14.0 million was attributable to excess inventory of DVD products, $508,000 was attributable to products from our discontinued CMOS image sensor product line and $200,000 related to other products.

Research and Development. R&D expenses increased to $82.2 million in 2004 from $40.4 million in 2003, an increase of 103.6%.  This increase was driven primarily by the merger with Oak as well as the acquisition of Emblaze during July 2004.  Actual R&D expenses were offset in part by $1.5 million of research grants received from the Chief Scientist in Israel.

Selling, General and Administrative.  SG&A expenses increased to $67.1 million in 2004 from $41.8 million in 2003 representing a 60.7% increase.  This increase was primarily a result of the inclusion of the Oak and Emblaze operations, increased legal fees related to our pending patent litigation with Mediatek, Inc., costs of compliance with provisions of the Sarbanes-Oxley Act of 2002 and continued

increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets.

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

Deferred Stock Compensation.  Deferred stock compensation was recorded primarily as a result of stock options granted in connection with the Oak acquisition.  For the year ended December 31, 2004, these charges were $4.1 million compared to $6.3 million during the prior year.  The 35.5% decrease for 2004 was due to the cancellation of options held by employees who terminated their employment during the year and the lower amortization associated with the graded vesting under the FIN 28 model.

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

In-Process Research and Development.  There were no charges recorded for in-process research and development during 2004.   In 2003, approximately $50.1 million of the purchase price of Oak was allocated to in-process research and development for five R&D projects in various product divisions which had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was immediately expensed upon the acquisition date.  This amount was determined using management’s estimates including consultation with an independent appraiser.  The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%.  This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team.  The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.  These estimates did not take into account any potential synergies that could be realized as a result of the acquisition.  Revenues for the incremental core technologies developed commenced, and are expected to extend through 2011.  Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  At December 31, 2005, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

Operating Loss.  The significant operating loss of $46.9 million in 2004 was primarily driven by the amortization of intangible assets of $45.4 million, deferred stock compensation expense of $4.1 million, and the $14.7 million charge taken in the fourth quarter for inventory write downs of which $508,000 was attributable to products from the discontinued CMOS image sensor product line and $14.2 million attributable to excess inventory primarily related to DVD products.  Absent these charges, the Company would have recorded operating income of $17.3 million for fiscal 2004.  For fiscal 2003, the operating loss of $72.0 million was primarily the result of a $50.1 million charge for in-process research and development expense, amortization of intangible assets of $19.0 million, deferred stock compensation of $6.3 million and other non recurring acquisition related expenses of $1.3 million (see SG&A discussion).  Excluding these items, our operating income would have been $4.7 million for fiscal 2003.

Interest Income.  Interest income decreased by $4.1 million to $1.3 million in 2004 compared to $5.4 million in 2003.  The reduction was a result of the lower average cash balances during 2004 due to the use of cash in the Oak acquisition in August 2003 and in the Emblaze acquisition in July 2004.

Provision for Income Taxes.  Excluding charges related to the amortization of intangible assets and the one time write down of inventory of $14.5 million, our estimated effective tax rate was approximately 9% for fiscal 2004 compared to the 10% recorded in 2003 based on net income excluding the amortization of intangible assets and write-off of acquired in-process research and development.

Liquidity and Capital Resources

At December 31, 2005, we had $78.9 million of cash and cash equivalents and $70.5 million of short-term investments.  At December 31, 2005, we had $170.9 million of working capital.

Our operating activities generated cash of $53.4 million during 2005, primarily due to non-cash items such as amortization of intangibles assets of $50.3 million, depreciation, amortization and other of $13.2 million, in process research and development expense of $2.7 million, and stock based compensation of $1.8 million which offset our net loss of $27.0 million.  Cash provided by operations also increased due to decreases of $17.6 million in net inventory primarily associated with our DVD segment due to reduction in supply chain inventory, $1.1 million in prepaid expenses and other assets and increases in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $3.6 million which were partially offset by a $9.9 million increase in net accounts receivable due to higher revenues recorded in the fourth quarter of 2005 compared to the same period of 2004.

Cash used in investing activities was $21.5 million during 2005, principally reflecting the use of $27.6 million in the acquisition of Oren Semiconductor, Inc, partially offset by $16.8 million of net proceeds from sales and maturities of investments.  In addition we spent $10.7 million for property and equipment.

Cash provided by financing activities was $9.5 million during 2005 and consisted of proceeds received from issuances of common stock through exercises of employee stock options and employee stock purchase programs.

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

At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following is a summary of fixed payments related to certain contractual obligations (in thousands):

Contractual Obligation	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases and license commitments	$35,005	$13,376	$8,550	$2,110	$1,889	$1,600	$7,480
Purchase commitments	56,648	56,648	—	—	—	—	—
Total	$91,653	$70,024	$8,550	$2,110	$1,889	$1,600	$7,480

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of United States dollar compared to the Israeli shekel will increase our costs as expressed in United States dollars.  We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at December 31, 2005, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 8—Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zoran Corporation:

We have completed integrated audits of Zoran Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California

March 14, 2006

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$78,856	$37,435
Short-term investments	70,490	32,978
Accounts receivable, net of allowance for doubtful accounts of $6,180 and $1,409, respectively	70,174	59,863
Inventory	32,616	50,033
Prepaid expenses and other current assets	11,746	14,130
Total current assets	263,882	194,439
Property and equipment, net	16,057	17,190
Other assets and investments	12,943	68,619
Goodwill	184,254	150,151
Intangible assets, net	127,087	168,882
	$604,223	$599,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,999	$34,017
Accrued expenses and other liabilities	53,937	51,102
Total current liabilities	92,936	85,119
Other long-term liabilities	11,939	13,535
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2005 and December 31, 2004; 45,426,912 shares issued and outstanding as of December 31, 2005; and 43,195,432 shares issued and outstanding as of December 31, 2004	45	43
Additional paid-in capital	727,597	705,661
Deferred stock-based compensation	(593)	(2,791)
Accumulated other comprehensive income	3,094	1,538
Accumulated deficit	(230,795)	(203,824)
Total stockholders’ equity	499,348	500,627
	$604,223	$599,281

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Hardware product revenues	$339,539	$315,697	$200,239
Software and other revenues	56,219	63,167	16,289
Total revenues	395,758	378,864	216,528
Costs and expenses:
Cost of hardware product revenues	185,549	226,235	131,051
Research and development	89,028	82,245	40,402
Selling, general and administrative	93,831	67,086	41,748
Amortization of intangible assets	50,254	45,358	18,950
Deferred stock compensation	1,546	4,051	6,281
Restructuring expense	—	746	—
In-process research and development	2,650	—	50,100
Total costs and expenses	422,858	425,721	288,532
Operating loss	(27,100)	(46,857)	(72,004)
Interest income	2,705	1,307	5,388
Other income (loss), net	(412)	(264)	1
Loss before income taxes	(24,807)	(45,814)	(66,615)
Provision for income taxes	2,164	1,540	1,363
Net loss	$(26,971)	$(47,354)	$(67,978)

Basic net loss per share	$(0.61)	$(1.11)	$(2.05)

Diluted net loss per share	$(0.61)	$(1.11)	$(2.05)

Shares used to compute basic net loss per share	44,267	42,788	33,231

Shares used to compute diluted net loss per share	44,267	42,788	33,231

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
Balance at December 31, 2002	27,395	$27	$399,052	$(83)	$508	$(88,492)	$311,012
Issuance of common stock	1,773	2	19,865	—	—	—	19,867
Issuance of common stock in conjunction with the acquisition of Oak Technology, Inc.	13,180	13	227,449	—	—	—	227,462
Issuance of stock options in conjunction with the acquisition of Oak Technology, Inc.	—	—	57,446	(19,212)	—	—	38,234
Amortization of deferred stock-based compensation	—	—	—	6,281	—	—	6,281
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(599)	—	(599)
Net loss	—	—	—	—	—	(67,978)	(67,978)
Balance at December 31, 2003	42,348	42	703,812	(13,014)	(91)	(156,470)	534,279
Issuance of common stock	847	1	8,021	—	—	—	8,022
Amortization of deferred stock-based compensation, net	—	—	(6,172)	10,223	—	—	4,051
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,629	—	1,629
Net loss	—	—	—	—	—	(47,354)	(47,354)
Balance at December 31, 2004	43,195	43	705,661	(2,791)	1,538	(203,824)	500,627
Issuance of common stock	1,044	1	9,487	—	—	—	9,488
Issuance of common stock in conjunction with the acquisition of Oren Semiconductor, Inc., net of issuance costs of $89	1,188	1	12,815	—	—	—	12,816
Amortization of stock-based compensation, net	—	—	(366)	2,198	—	—	1,832
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,556	—	1,556
Net loss	—	—	—	—	—	(26,971)	(26,971)
Balance at December 31, 2005	45,427	$45	$727,597	$(593)	$3,094	$(230,795)	$499,348

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(26,971)	$(47,354)	$(67,978)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation, amortization and other	13,226	9,754	6,367
Amortization of intangible assets	50,254	45,358	18,950
Amortization of stock based compensation	1,832	4,051	6,281
In-process research and development	2,650	—	50,100
Allowance for doubtful accounts	4,771	175	640
Write-down of inventory	—	14,680	1,653
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,706)	5,188	(23,126)
Inventory	17,630	(47,022)	(2,096)
Prepaid expenses and other current assets and other assets	1,141	(6,600)	11,416
Accounts payable	4,437	4,595	11,942
Accrued expenses and other liabilities, goodwill and other long term liabilities	(857)	2,135	(5,370)
Net cash provided by (used in) operating activities	53,407	(15,040)	8,779
Cash flows from investing activities:
Capital expenditures for property and equipment	(10,746)	(8,401)	(6,165)
Proceeds from sale of property and equipment	—	978	—
Purchases of investments	(43,576)	(117,209)	(161,028)
Proceeds from sales and maturities of investments	60,415	175,252	205,192
Purchases of intellectual property	—	—	(3,218)
Purchases of long-term equity investments	—	—	(3,500)
Acquisition of Emblaze, net of cash acquired	—	(54,161)	—
Acquisition of Oren Semiconductor, Inc., net of cash acquired.	(27,567)	—	—
Acquisition of Oak Technology, Inc., net of cash acquired	—	—	(40,840)
Net cash used in investing activities	(21,474)	(3,541)	(9,559)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,488	8,022	19,867
Installment payment on purchased core technology	—	—	(2,700)
Net cash provided by financing activities	9,488	8,022	17,167
Net increase (decrease) in cash and cash equivalents	41,421	(10,559)	16,387
Cash and cash equivalents at beginning of period	37,435	47,994	31,607
Cash and cash equivalents at end of period	$78,856	$37,435	$47,994

Supplemental information:
Fair value of stock options assumed in Oak acquisition	$—	$—	$57,446

Fair value of stock issued in Oak acquisition	$—	$—	$227,462

Fair value of stock issued in Oren acquisition, net of issuance costs of $89	$12,816	$—	$—

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

The Company depends on independent subcontractors to assemble and test its products.  The Company’s reliance on these subcontractors involves the following significant risks:

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Zoran has adopted accounting policies which are generally accepted in the industry in which it operates.  The following is a summary of the Company’s significant accounting policies.

Use of estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates, although such differences are not expected to be material to the consolidated financial statements.

Translation of foreign currencies

The majority of the Company’s purchasing and sales transactions are denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries.  The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations.  The Company may take action in the future to reduce its foreign exchange risk.  Monetary assets and liabilities of the Company’s foreign subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical rates.  Revenues and expenses are remeasured at average rates during the period.  In accordance with Statement of Financial Accounting Standards No. 52, gains and losses arising from the remeasurement of local currency financial statements are included in other income (loss), net and have not been significant for any of the periods presented.

Revenue recognition

The Company’s policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility is reasonably assured and legal title and risk of ownership has transferred.  A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized.  Warranty expenses in 2005, 2004 and 2003, were immaterial.  Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract.  Amounts received in advance of performance under contracts are recorded as deferred revenue and are recognized when our obligations have been met.  Costs associated with development revenues are included primarily in research and development expenses.  Revenue resulting from the licensing of the Company’s technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance.  Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period.  Royalty revenue is recognized in the period licensed sales are reported to the Company which typically ranges between one month to one quarter in arrears.

Research and development costs

Research and development expenses are charged to operations as incurred.  Costs related to the conceptual formation and design of internally developed software are expensed as research and development as incurred.  It is the Company’s policy that certain internal software development costs incurred after technological feasibility has been demonstrated and which meet recoverability tests are capitalized and amortized over the estimated economic life of the product.  To date, the Company has incurred no significant internal software development costs which meet the criteria for capitalization.

Cash equivalents and investments

All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents.

All of the Company’s investments in marketable securities are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as accumulated other comprehensive income (loss), a component of stockholders’ equity.  Gains and losses realized upon sales of all such securities are reported in interest income.  See Note 3.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2005, the Company’s marketable securities included commercial paper and marketable equity securities.  Investments in marketable securities at December 31, 2004 also included bonds and medium term notes with maturities greater than one year, which are included in other assets and investments, and amounted to $52.8 million.  See Note 3.

Other assets and investments also include investments in non-marketable securities which are accounted for on the cost basis and amounted to $5.2 million and $4.7 million at December 31, 2005 and 2004.  The Company records an investment impairment charge when the fair value of an investment declines below its cost basis.  In making this determination the Company considers all available evidence including the historical and projected financial performance and recent funding events which are ascertained from an investee.  There were no such charges in 2005 or 2004.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable securities, non-marketable equity securities and trade accounts receivable.  The Company places its cash in banks and cash equivalents consist primarily of certificates of deposit and commercial paper.  The Company’s marketable securities portfolio consists primarily of auction rate securities, stock, corporate bonds, short and medium term notes, Euro dollar bonds and US Government securities.  The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase.  Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A respectively.  The average maturity of the portfolio shall not exceed 24 months.  The Company has not experienced any significant losses on its cash equivalents or short-term investment.

The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim.  The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral.  Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas.  As of December 31, 2005, one customer accounted for approximately 14% of the net accounts receivable balance.  As of December 31, 2004, two customers accounted for approximately 27% and 13% of the net accounts receivable balance, respectively.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is not amortized.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  For each of the years ended December 31, 2005, 2004 and 2003, the Company performed the annual analysis and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangibles

Acquired technology is amortized to expense on a straight-line basis over two to five years.  Other intangible assets recorded in connection with the acquisitions of Oak Technology, Inc.,  Emblaze Semiconductor, Ltd and Oren Semiconductor, Inc. are amortized on a straight-line basis over the estimated periods of benefit, which range between three and five years.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets, other than goodwill, whenever events or changes in circumstance indicate the carrying amounts of the assets may not be recoverable.  The Company evaluates these assets by comparing expected undiscounted cash flows to the carrying value of the related assets.  If the expected undiscounted cash flows are less than the carrying value of the assets, the Company recognizes an impairment charge based on the fair value of the assets.  To date, the Company has not recorded any impairment charges against the value of its long-lived assets.

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

For the years ended December 31, 2005, 2004  and 2003, the provision for income taxes reflects the effective tax rate applied to earnings, excluding charges related to the amortization of goodwill and the write-off of acquired in-process research and development, for the periods.  The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings.  The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128, Zoran reports Earnings per Share (“EPS”), both basic and diluted, on the consolidated statement of operations.  Basic EPS is based upon the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive.  Potential common stock includes common stock issuable upon the exercise of stock options and restricted stock units.  See Note 12.

Stock based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No.  25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations.  Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years, consistent with the multiple option method described in FASB Interpretation No. 28 (“FIN 28”). Stock based compensation includes the amortization of restricted stock units and the amortization of certain stock options assumed as part of acquisitions. No other stock-based employee compensation cost is reflected in net income as all other options granted under stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Disclosures

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net loss and net loss per share for each of the three years ended December 31, 2005, would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003

Net loss as reported	$(26,971)	$(47,354)	$(67,978)
Adjustments:
Stock-based employee compensation expense included in net loss	1,832 *	4,051	6,281
Stock-based employee compensation expense determined under the fair value method	(26,831)	(39,693)	(34,714)
Pro forma net loss	$(51,970)	$(82,996)	$(96,411)

Pro forma net loss per share:
Basic	$(1.17)	$(1.94)	$(2.90)

Diluted	$(1.17)	$(1.94)	$(2.90)

Net loss per share as reported:
Basic	$(0.61)	$(1.11)	$(2.05)

Diluted	$(0.61)	$(1.11)	$(2.05)

(*)  Amount includes a charge of $272,000 related to the issuance of 65,333 restricted stock units to employees and $14,000 relating to 10,000 options issued to non-employees which are reported as part of selling, general and administrative expenses.  The restricted stock units and non-employee stock options vest over a 48 month period and were outstanding as of December 31, 2005.

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

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss includes unrealized gains and losses on available-for-sale securities.

The following are the components of comprehensive loss (in thousands):

	Year ended December 31,
	2005	2004	2003

Net loss	$(26,971)	$(47,354)	$(67,978)
Change in unrealized gain (loss) on investments, net	1,556	1,629	(599)
Total comprehensive loss	$(25,415)	$(45,725)	$(68,577)

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of accumulated other comprehensive loss as of December 31, 2005, 2004 and 2003 consisted of the unrealized gain (loss) on marketable securities, net of related taxes.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an Amendment of Statement of Financial Accounting Standards 123 (“SFAS 123R”).  On April 14, 2005, the SEC adopted a new rule extending the compliance dates for SFAS 123R.  In accordance with the new rule, the accounting provisions of SFAS 123R will be effective for the Company in 2006.  SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123, or only to interim periods in the year of adoption. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).  This staff accounting bulletin expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and the valuation of share-based payment arrangements for public companies. Management is currently evaluating the impact of adopting SFAS 123R; however, it believes the adoption of SFAS 123R will have a significant impact on net loss and net loss per share.  The impact on the Company’s financial statements will be dependent on the transition method, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life.  The pro-forma disclosures of the impact of SFAS 123 provided in Note 2 to the Consolidated Financial Statements may not be representative of the impact of adopting SFAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 will be effective for all periods beginning after December 15, 2005. The adoption of SFAS 154  is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3—MARKETABLE SECURITIES

The Company’s portfolio of marketable securities at December 31, 2005 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds	$23,677	$—	$(96)	$23,581
Short/medium term notes	1,501	—	(12)	1,489
U.S. government securities	20,000	—	(151)	19,849
Foreign bonds	4,474	—	(6)	4,468
Auction rate securities	15,125	—	—	15,125
Floating rate bonds	994	—	(4)	990
Marketable equity securities	1,623	3,365	—	4,988
Total	$67,394	$3,365	$(269)	$70,490

The Company’s portfolio of marketable securities at December 31, 2004 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate bonds	$22,612	$—	$(377)	$22,235
Short/medium term notes	8,630	1	(42)	8,589
U.S. government securities	38,690	—	(428)	38,262
Foreign bonds	9,709	9	(99)	9,619
Auction rate securities	2,700	—	—	2,700
Marketable equity securities	1,624	2,744	—	4,368
Total marketable securities	83,965	2,754	(946)	85,773
Less amounts classified as long term assets	(53,403)	(10)	618	(52,795)
Total	$30,562	$2,744	$(328)	$32,978

Gross realized gains on sales of marketable securities were $143,000, $94,000 and $43,000 in 2005, 2004 and 2003, respectively.  Gross realized losses on sales of marketable securities were $287,000, $104,000 and $20,000 in 2005, 2004 and 2003, respectively.

Interest income on cash and marketable securities was $ 2.7 million, $1.3 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 4—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
Accounts receivable:	2005	2004
Trade	$76,354	$61,272
Less: allowance	(6,180)	(1,409)
	$70,174	$59,863

	December 31,
Inventory:	2005	2004
Purchased parts and work in process	$14,904	$23,959
Finished goods	17,712	26,074
	$32,616	$50,033

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
Property and equipment:	2005	2004
Computer equipment	$15,749	$17,492
Office equipment and furniture	2,512	2,102
Machinery and equipment	5,762	3,293
Software	24,196	19,307
Building and leasehold improvements	4,465	3,301
	52,684	45,495
Less: accumulated depreciation and amortization	(36,627)	(28,305)
	$16,057	$17,190

	December 31,
Accrued expenses and other liabilities:	2005	2004
Accrued payroll and related expenses	$18,981	$10,052
Accrued royalties	5,355	4,400
Taxes payable	12,180	13,220
Deferred revenue	5,590	7,334
Other accrued liabilities	11,831	16,096
	$53,937	$51,102

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, goodwill is not amortized.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  For each of the years ended December 31, 2005, 2004 and 2003, the Company performed the annual analysis and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

	December 31, 2005				December 31, 2004
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(105,088)	$90,417	$188,505	$(67,139)	$121,366
Patents	3-5	40,265	(19,978)	20,287	40,265	(10,457)	29,808
Customer base	3-5	13,860	(7,123)	6,737	13,010	(4,739)	8,271
Tradename and others	3-5	3,350	(1,560)	1,790	2,100	(1,161)	939
Purchased core technology *	4-5	14,969	(7,113)	7,856	12,679	(4,181)	8,498
Total		$267,949	$(140,862)	$127,087	$256,559	$(87,677)	$168,882

(*)                                 The Company records the amortization of purchased core technology as cost of product sales.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future intangible amortization expense, based on current balances, as of December 31, 2005 is as follows (in thousands):

Year ending December 31,	Amount

2006	$52,914
2007	46,095
2008	24,918
2009	2,350
2010	810
Total	$127,087

Changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (in thousands):

Amount
Balance at December 31, 2003	$119,091
Adjustment to goodwill related to acquisition of Oak	181
Acquisition of Emblaze Semiconductor.	30,879
Balance at December 31, 2004	150,151
Acquisition of Oren Semiconductor, Inc.	35,305
Adjustment to goodwill related to acquisition of Oak	(1,202)
Balance at December 31, 2005.	$184,254

The adjustment to goodwill in 2005 is related to the realization of certain pre-acquisition tax net operating losses. Realization of these net operating losses is reported as an adjustment to goodwill in accordance with FAS 109.

Goodwill by reporting unit at December 31, 2005 and 2004 were as follows (in thousands):

	December 31,	December 31,
	2005	2004
DVD	$63,495	$63,855
Imaging	6,057	6,177
Mobile	61,770	62,131
DTV	52,932	17,988
	$184,254	$150,151

NOTE 6—RESEARCH AND DEVELOPMENT ARRANGEMENTS

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

Research and development expenses that qualify for the grants and the related grants are as follows:

	Year Ended December 31,
	2005	2004	2003
		(in thousands)

Research and development expenses	$48,377	$38,461	$22,271
Less: grants earned	—	(1,460)	(2,500)
	$48,377	$37,001	$19,771

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no grant receipts or royalty expense in 2005.  Royalty expenses related to these grants were $654,000 and $40,600 in 2004 and 2003, respectively.

NOTE 7—DEVELOPMENT CONTRACTS

The Company has generated a portion of its total revenues from development contracts, primarily with key customers.  The Company classifies costs related to these development contracts as research and development expenses.  The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements.  The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product.  Revenues generated under these contracts were $3.2 million in 2005, $1.6 million in 2004 and $1.4 million in 2003.  In addition, from time to time, we enter into non-refundable joint development projects in which our customers reimburse us for a portion of our development costs.  We classify such reimbursement of development costs as an offset to research and development expenses as we retain ownership of the intellectual property developed by us under these development arrangements.  During 2005, we received approximately $1.2 million in such reimbursements.  We did not receive any reimbursements in 2004 or 2003.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

Lease and license commitments

The Company rents facilities and equipment under various lease and license agreements expiring through 2016.  Rent expense for 2005, 2004 and 2003 totaled approximately $5.6 million, $4.4 million and $3.1 million, respectively.  The Company also entered into a time based license agreement for the right to use certain intellectual property. Future minimum lease and license payments required under non-cancelable agreements at December 31, 2005 are as follows: (in thousands)

Year ending December 31,	Amount
2006	$13,376
2007	8,550
2008	2,110
2009	1,889
2010	1,600
Thereafter	7,480
Total	$35,005

Legal proceedings

Zoran and its subsidiary, Oak Technology, Inc., have been involved in five separate legal actions against MediaTek, Inc. and customers of MediaTek based on claims of patent infringement.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (“ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents.  In addition to MediaTek, the complaint named a number of other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets.  On September 28, 2005, the ITC issued its final ruling finding one of Zoran’s patents to be valid and infringed by optical disk controller chips and chipsets sold by MediaTek and by products using the infringing chips and chipsets sold by a number of MediaTek customers.  The ITC also issued an exclusion order prohibiting MediaTek and specified MediaTek customers from importing into the United States any optical disk controller chip or chipset that infringes the Zoran patent, or any optical disk storage product containing such a chip or chipset and cease and desist orders to the affected companies located in the United States prohibiting them from importing or selling infringing products in the United

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

States.  In November 2005, both parties filed notices of appeal with the United States Court of Appeals for the Federal Circuit.  On January 19, 2006, the court issued an order temporarily staying enforcement of the ITC’s orders.

On March 15, 2004, Zoran and Oak filed a complaint against MediaTek and one of its customers in the United States District Court, Central District of California alleging similar facts regarding infringement by MediaTek’s chips and chipsets and products in which they are used.  The lawsuit sought both monetary damages and an injunction to stop the importation and sale of infringing products.  The complaint was subsequently amended to name additional MediaTek customers as defendants.  Trial of this case was set to begin May 15, 2006.

On July 23, 2004, MediaTek filed a complaint with the ITC alleging that certain Zoran and Oak DVD player and optical disk controller chips and chipsets infringe two MediaTek patents.  The complaint requested that the ITC institute an investigation into the accused products and issue exclusion and cease and desist orders prohibiting importation into the United States of allegedly infringing chips and products that contain them.  On September 30, 2005, the ITC Administrative Law Judge issued his initial determination finding that none of Zoran’s optical disk controller chips infringe any claim of the two patents asserted against Zoran; that one of the two patents is invalid; that Oak’s devices do not infringe one of the two patents asserted against Oak and that the other patent is invalid; and that MediaTek has failed to establish that it has a domestic industry in the United States related to the patents at issue – a basic requirement for obtaining relief from the ITC.  The initial determination was subject to review by the full ITC.  The target date for completion of the investigation was March 1, 2006.

On July 23, 2004, MediaTek filed a complaint against Zoran and Oak in the United States District Court, District of Delaware alleging infringement of the same two patents asserted in MediaTek’s ITC complaint and seeking monetary damages and injunctive relief.  This action was stayed by order of the court on October 4, 2004.

On February 2, 2005, MediaTek filed a complaint against Zoran and Zoran Digital Technologies (Shenzhen) Ltd. (Zoran’s local Chinese operations) in the Shenzhen People’s Republic of China court alleging infringement of the Chinese counterpart patent of one of the two patents asserted in MediaTek’s ITC complaint and seeking monetary damages.  Because Zoran had not been served with the complaint, the initiation of the proceeding has been stayed.

On January 25, 2006, Zoran and Oak entered into an agreement with MediaTek to settle the litigation.  Under the agreement, each party agreed to dismiss its respective claims and counterclaims under all of the pending lawsuits.  The parties also agreed to dismiss all proceedings pending against each other before the ITC, including all appeals and enforcement proceedings pending before the ITC, United States Customs and Border Protection and the United States Court of Appeals for the Federal Circuit related to the ITC’s September 28, 2005 order excluding the importation into the United States of certain MediaTek chips and products incorporating those chips.

In connection with the settlement, Zoran, Oak and MediaTek entered into agreements granting each other non-exclusive licenses under the patents that were the subject of the litigation, and additional patents used in the design and manufacture of optical storage devices for personal computer products.  In consideration for licenses granted by Zoran, MediaTek agreed to make a cash payment of $55 million to Zoran, $44 million of which was paid in February 2006 and $11 million of which is payable in April 2006. In addition, MediaTek will be required to make royalty payments of up to $30 million over the 30-month period commencing on the date of the agreement based on future sales of covered MediaTek products.  Net of amounts payable by Zoran to a holder of rights under the Oak patents involved in the litigation, and amounts payable as legal fees, Zoran will realize approximately $27.5 million of the cash payment and up to approximately $15 million of the future royalty payments.

NOTE 9—RESTRUCTURING

During the year ended December 31, 2004, the Company recorded restructuring charges of $746,000 due to the discontinuation of the Sensor product line of the Mobile group.  These charges included $523,000 related to the reduction in force of 15 employees for severance and other termination expenses, $173,000 for lease losses on abandoned office space and other miscellaneous legal and consulting fees of approximately $50,000.  The remaining balance at December 31, 2005 of approximately $73,000 related to facilities will be paid over the lease term through June 2007.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10—STOCKHOLDERS’ EQUITY

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

2000 Stock Option Plan

The Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Option Plan”) was adopted by the Board of Directors of the Company in October 2000.  A total of 450,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan.  The options to purchase preferred stock automatically converted to options to purchase common stock upon the amendment of the Company’s certificate of incorporation to effect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000.  A total of 13,325,000 shares of common stock were reserved for issuance under the 2000 Option Plan.  The 2000 Option Plan provided for grants of options to employees or consultants. The 2000 Option Plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to the Company’s right to repurchase the associated stock at the option exercise price through the original vesting schedule.  The option price for shares granted under the 2000 Option Plan was typically equal to the fair market value of the common stock at the date of grant.  Options expire ten years from the date of grant and an option generally terminate three months after termination of employment.  The 2000 Stock Option Plan was terminated in 2005 and was replaced by the 2005 Equity Incentive Plan.

1995 Outside Directors Stock Option Plan

The Company’s Outside Directors Stock Option Plan (the “1995 Directors Plan”) was adopted by the Company’s Board of Directors in October 1995, and was approved by its stockholders in December 1995.  A total of 525,000 shares of Common Stock were reserved for issuance under the 1995 Directors Plan.  The 1995 Directors Plan provided for the grant of nonstatutory stock options to nonemployee directors of the Company.  The 1995 Directors Plan provided that each new nonemployee director would automatically be granted an option to purchase 30,000 shares on the date the optionee first became a nonemployee director (the “Initial Grant”).  Thereafter, on the date immediately following each annual stockholders’ meeting, each nonemployee director who was reelected at the meeting to an additional term was granted an additional option to purchase 15,000 shares of Common Stock if, on such date, he or she had served on the Company’s Board of Directors for at least six months (the “Annual Grant”).  Initial Grants were exercisable in four equal annual installments, and each Annual Grant became exercisable in full one year after the date of grant, subject to the director’s continuous service.  The exercise price of all stock options granted under the 1995 Directors Plan was equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted under the 1995 Directors Plan have a term of ten years.  This plan was terminated in July 2005 and was replaced by the 2005 Outside Directors Equity Plan.

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1993 Stock Option Plan, which expired in 2003, and the 2000 Nonstatutory Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Plan in July 2005.  A total of 1,800,000 shares of the Company’s common stock is authorized for issuance pursuant to awards granted under the 2005 Plan.  Such awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred stock units and other stock-based or cash-based awards.  Up to an additional 1,250,000 shares may be issued in the form of restricted stock or upon settlement of restricted stock units issued or other full value awards issued under the 2005 Plan in replacement of stock options cancelled in an option exchange program approved by the stockholders.  The 2005 Plan is generally administered by the Compensation Committee of the Board of Directors and has a term of 10 years.  Participation in the 2005 Plan is limited to employees and consultants of Zoran and its subsidiaries and other affiliates.

Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Except with respect to 5% of the number of shares authorized under the 2005 Plan, awards of restricted stock, restricted stock units, performance shares, performance units and other full value awards granted under the 2005 Plan generally must have service-based vesting schedules of at least three years or a performance period of at least 12 months.  However, restricted stock or restricted stock units issued pursuant to a stockholder-approved option exchange program which vest based on service must have a vesting schedule of at least two years.  Performance share and performance unit awards vest to the extent that pre-established performance goals based on one or more measures of business and financial performance authorized by the 2005 Plan are attained during a performance period established by the Compensation Committee.  The grant or vesting of other types of awards under the 2005 Plan may similarly be based on the attainment of one or more such performance goals.  The 2005 Plan provides that the number of shares remaining available for issuance will be reduced by 1.3 shares for each one share of Zoran common stock subject to a full value award granted under the 2005 Plan.

At December 31, 2005, 1,279,762 shares of the Company’s common stock were available for the grant of the options and other awards under the 2005 Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

2005 Outside Directors Equity Plan

The 2005 Outside Directors Equity Plan (the “2005 Directors Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1995 Outside Directors Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the Directors Plan in July 2005.  A total of 600,000 shares of the Company’s common stock is authorized for issuance pursuant to awards granted under the 2005 Directors Plan.  Such awards may include stock options, stock appreciation rights, restricted stock units and deferred stock units.  The 2005 Directors Plan is generally administered by the Board of Directors and has a term of 10 years.  Participation in the 2005 Directors Plan is limited to non-employee members of the Zoran Board of Directors (“outside directors”).  The 2005 Directors Plan provides that the number of shares remaining available for issuance will be reduced by 1.3 shares for each one share of Zoran common stock subject to a full value award granted under the 2005 Directors Plan.

Awards under the 2005 Directors Plan are granted by the Board of Directors to all outside directors on a periodic, nondiscriminatory basis within limits prescribed by the 2005 Directors Plan.  Subject to appropriate adjustment for any change in the Company’s capital structure, awards granted to any outside director in any fiscal year may not exceed 20,000 shares, increased by one or more of the following: 40,000 shares upon an outside director’s initial election, 10,000 shares for service as Chairman of the Board or Lead Director, 5,000 shares for service on a Board committee as chairman and 2,500 shares for service on a Board committee other than as chairman.  Stock options, stock appreciation rights, restricted stock units and deferred stock units granted under the Directors Plan are generally subject to terms substantially similar to those applicable to the same type of award granted under the 2005 Plan.

At December 31, 2005, 510,000 shares of the Company’s common stock were available for the grant of the options and other awards under the 2005 Directors Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2005, 2004 and 2003.  The weighted average exercise price for each category presented is also shown in the table below:

	Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding
Balances, December 31, 2002	7,053,542	$15.45	—
Assumed	4,528,965	$14.74	—
Granted	4,697,685	$19.92	—
Exercised	(1,648,920)	$11.08	—
Canceled	(962,108)	$21.41	—
Balances, December 31, 2003	13,669,164	$16.86	—
Granted	1,091,733	$16.80	—
Exercised	(502,921)	$8.57	—
Canceled	(1,412,219)	$17.95	—
Balances, December 31, 2004	12,845,757	$17.06	—
Granted	2,296,315	$11.63	65,333
Exercised	(555,106)	$9.26	—
Canceled	(1,631,381)	$17.95	—
Balances, December 31, 2005	12,955,585	$16.32	65,333

In connection with the Company’s acquisition of Oak Technology, Inc. in August 2003, the Company assumed all outstanding options granted by Oak Technology, Inc. prior to the acquisition date which were converted into options to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock.

Significant option groups outstanding as of December 31, 2005 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Options at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options at December 31, 2005	Weighted Average Exercise Price
$0.00 to $9.99	1,210,716	5.43	$6.52	956,473	$6.67
$10.00 to $11.99	2,140,594	7.84	$10.70	2,140,594	$10.70
$12.00 to $14.99	2,621,248	7.00	$12.95	2,203,421	$12.82
$15.00 to $19.99	3,558,882	7.84	$17.09	2,907,845	$17.13
$20.00 to $25.99	2,445,616	7.02	$23.83	2,357,736	$23.83
$26.00 to $46.53	978,529	4.71	$28.19	978,513	$28.19
Total	12,955,585	7.05	$16.32	11,544,582	$16.55

1995 Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of Common Stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  During the years ended December 31, 2005 and 2004, 488,313 and 344,927 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $8.90 and $10.52 per share, respectively.  At December 31, 2005, 1,574,596 shares were reserved and available for issuance under this plan.

The weighted average grant date fair value of options granted during the year ended December 31, 2005, 2004 and 2003 as defined by SFAS 123, was $6.62, $11.08, and $15.97 per share, respectively.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For purposes of the disclosure in Note 2 and as required under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the fair value of each option grant on the date of grant is estimated using the Black-Scholes model with the following assumptions used for options during the applicable period.

	Stock Option Plans			Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Dividend rate	—	—	—	—	—	—
Expected life (years)	3.9	5.1	5.0	0.5	0.5	0.5
Expected volatility	68%	75%	90%	46%	59%	90%
Risk-free interest rate	3.8% to 4.4%	3.0% to 3.7%	2.9% to 3.2%	2.9% to 4.3%	1.0% to 2.3%	1.0% to 2.9%

On January 6, 2006, the Company filed a Tender Offer Statement with the Securities and Exchange Commission and commenced an offer to current employees to exchange outstanding options with exercise prices per share that were more than the greater of $20.00 and the closing sale price of Zoran common stock on the offer expiration date of February 6, 2006. The exchange offer was approved by Zoran’s stockholders at their 2005 annual meeting. On February 6, 2006, the Company accepted for exchange options to purchase aggregate of 1,060,536 shares of Zoran common stock. Subject to the terms and conditions of the exchange, the Company granted 197,433 restricted shares of common stock or restricted stock units in exchange for the tendered options.  The shares of restricted stock and restricted stock units granted will vest over periods of two to four years, depending on the remaining vesting periods of the options exchanged. None of the directors or executive officers was eligible for participation in the exchange offer.

NOTE 11—RETIREMENT PLAN

We maintain a 401(k) Plan that covers substantially all of the Company’s US employees.  Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code.  The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee’s eligible contribution up to a maximum employer match of $2,000 per year per employee.  Approximately $235,000, $384,000 and $434,000 in matching contributions were recorded during 2005, 2004 and 2003, respectively.

NOTE 12—EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2005	2004	2003
Net loss	$(26,971)	$(47,354)	$(67,978)

Shares:
Weighted average common shares	44,267	42,788	33,231
Dilutive potential common shares	44,267	42,788	33,231

Net loss per share:
Basic	$(0.61)	$(1.11)	$(2.05)
Diluted	$(0.61)	$(1.11)	$(2.05)

For the years ended December 31, 2005, 2004 and 2003, all outstanding options and restricted stock units totaling 13.0 million, 12.8 million and 13.7 million shares, respectively, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13—INCOME TAXES

The components of loss before income taxes are as follows (in thousands) :

	December 31,
	2005	2004	2003
Current:
Federal	$(46,685)	$(35,106)	$(73,779)
Foreign	21,878	(10,708)	7,164
	$(24,807)	$(45,814)	$(66,615)

The components of the provision for income taxes are as follows:

	December 31,
	2005	2004	2003
Current:
Federal	$709	$(694)	$444
State	(202)	—	370
Foreign	1,657	2,234	549
	2,164	1,540	1,363
Deferred	—	—	—
Total income tax expense	$2,164	$1,540	$1,363

The tax provision differs from the amounts obtained by applying the statutory U.S.  Federal Income Tax Rate to income taxes as shown below.

Tax provision difference

	December 31,
	2005	2004	2003
Tax benefit at U.S. statutory rate	$(8,434)	$(15,577)	$(22,656)
Foreign earnings	(5,769)	3,240	(1,887)
State taxes net of federal benefit	91	—	370
Other differences not benefited	15,323	15,198	7,522
Permanent differences	52	59	33
In-process research and development	901	—	17,034
Research and development credits	—	(1,380)	(831)
Other	—	—	1,778
Total income tax expense	$2,164	$1,540	$1,363

Deferred income tax assets comprise the following:

	December 31,
	2005	2004	2003
Deferred tax assets:
Federal and state net operating loss carryforwards	$98,716	$100,443	$96,161
Tax credits	30,896	33,570	30,208
Nondeductible reserves and accruals	12,005	9,212	12,180
Total deferred tax assets	141,617	143,225	138,549
Deferred tax liabilities:
Intangible assets	(38,727)	(46,904)	(61,971)
Deferred tax assets	102,890	96,321	76,578
Valuation allowance	(102,890)	(96,321)	(76,578)

Net deferred tax assets	$—	$—	$—

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A significant portion of the deferred tax asset above relates to pre-acquisition loss carryforwards and other attributes along with stock option benefits that will result in an adjustment to goodwill and paid in capital when realized. During 2005, the Company realized $1.2 million related to certain pre-acquisition tax net operating losses. Realization of these net operating losses is reported as an adjustment to goodwill in accordance with FAS 109.

As of December 31, 2005, the Company had NOLs of approximately $268 million for federal and $85 million for state tax reporting purposes.  The federal NOLs expire on various dates between 2006 and 2025.  The state NOLs expire between 2006 and 2015.  As of December 31, 2005 the Company had tax credits of approximately $19 million for federal and $11 million for state tax purposes, which will expire beginning in 2006.  Management has recorded a full valuation allowance against all U.S. deferred tax assets on the basis that significant uncertainty exists regarding the realizeability of the assets.  Approximately $18 million of NOLs relate to stock option deductions, for which a full valuation allowance has been recorded.

As of December 31, 2005, the Company had not accrued income taxes on $38.1 million of accumulated undistributed earnings of its foreign subsidiaries because the earnings are intended to be reinvested indefinitely.

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

The Company’s Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended.  The Company has eight approved programs pursuant to this law.  The first program was approved in 1984 and expired in 1998.  The second program was approved in 1991.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% for the eight years thereafter.  Benefits under the second program expired in 2004.  The third program was approved in 1995.  Income subject to this program is exempt from tax for four years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years.  The fourth program was approved in 1997.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.  The fifth program was approved in 2000.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of six years.  The sixth program was approved in 2001.  Income subject to this program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of seven years.  The seventh program was approved in 2002.  Income subject to the seventh program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years. The eighth program was approved in 2004.  Income subject to the eighth program is exempt from tax for two years from the first year in which the Company has taxable income (net of NOLs) and is taxed at a rate of 10% during the remaining period of eight years.  Benefits under the programs are granted for a period of ten years limited to the early of fourteen years from application; twelve years from commencement of production.. Benefits for the eighth program will expire on 2014.

The benefit of these Approved Enterprise programs to the Company’s net loss in 2005 was $5.7 million.  These tax holidays had no impact to the Company’s net loss in 2004 and resulted in a benefit of $1.8 million in 2003.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Information about reported segment income or loss is as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net revenues:
DVD	$150,192	$229,227	$158,682
Imaging	85,063	84,368	14,711
Mobile	109,574	36,104	29,227
DTV	50,929	29,165	13,908
	$395,758	$378,864	$216,528

Operating expenses:
DVD	$156,763	$231,438	$142,671
Imaging	57,983	51,242	17,746
Mobile	84,399	42,039	27,622
DTV	69,263	50,847	23,793

	$368,408	$375,566	$211,832

Contribution Margin:
DVD	$(6,571)	$(2,211)	$16,011
Imaging	27,080	33,126	(3,035)
Mobile	25,175	(5,935)	1,605
DTV	(18,334)	(21,682)	(9,885)
	$27,350	$3,298	$4,696

The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Contribution margin from operating segments	$27,350	$3,298	$4,696
Amortization of intangibles	(50,254)	(45,358)	(18,950)
Acquisition related expenses	—	—	(1,369)
Deferred stock compensation	(1,546)	(4,051)	(6,281)
Restructuring expense	—	(746)	—
Acquired in-process research and development	(2,650)	—	(50,100)
Total operating loss	$(27,100)	$(46,857)	$(72,004)

Zoran maintains operations in the Canada, China, Germany, Israel, Japan, Korea, Taiwan, the United Kingdom and United States.  Activities in the Israel and United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The distribution of net revenues for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenue from unaffiliated customers originating from:
China	$156,737	$150,562	$78,542
Japan	111,370	101,792	48,872
Korea	24,865	28,353	40,751
Taiwan	51,900	36,631	24,577
Other (Customers originating in the US is less than 10% of total revenues)	50,886	61,526	23,786
	$395,758	$378,864	$216,528

The distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2005 and 2004 was as follows (in thousands):

	December 31,
	2005	2004
Identifiable assets:
U.S.	$478,256	$465,192
Israel	117,736	125,506
Japan	2,722	2,068
China	2,399	1,057
United Kingdom	689	1,220
Taiwan	318	3,454
Canada	266	233
Korea	186	211
Other	1,651	340
	$604,223	$599,281

Property and equipment, net:

U.S.	$7,569	$9,785
Israel	4,940	5,486
China	1,388	554
Japan	685	529
United Kingdom	318	415
Taiwan	229	199
Canada	158	37
Korea	73	96
Other	697	89
	$16,057	$17,190

The following table summarizes the percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues:

	Year ended December 31,
	2005	2004	2003
Percentage of net revenues:
A	—	—	14%
B	—	11%	17%

None of the above customers had accounts receivable balances greater than 10% as of the end of 2005 and 2004.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15—ACQUISITIONS

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

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company incurred approximately $375,000 for acquisition-related expenses consisting of financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation. The results of operations of Oren have been included in the consolidated financial statements from the date of acquisition. The acquisition resulted in goodwill of approximately $35.3 million. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized and will be tested for impairment at least annually.  The Company does not expect goodwill to be deductible for tax purposes.

Allocation of the purchase price is as follows (in thousands):

Net liabilities acquired	$(941)
In process research and development	2,650
Intangible assets	9,100
Goodwill	35,305
$46,114

Tangible assets were valued at estimates of their current fair values.  The purchase price exceeded the net assets acquired resulting in the recognition of goodwill and other intangible assets.  The amounts allocated to intangible assets include purchased technology totaling $7.0 million, trade name and other intangible assets totaling $1.25 million and customer base totaling $850,000 which are being amortized over their estimated useful lives of five years.

Approximately $2.7 million of the purchase price was allocated to in-process research and development which had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was immediately expensed upon the acquisition date.  This amount was determined using management’s estimates including consultation with an independent appraiser.  The value of the in-process research and development was determined using a discounted cash flow method and factors including projected financial results, relative risk of successful development, time-value of money and level of completion.

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

The primary purpose of the acquisition was to gain high performance, low-power application processors, technology and products for the fast growing multimedia mobile phone market.  This technology was combined with Zoran’s image processing technology to deliver reliable, cost-effective system solutions for mobile phone makers. As of December 31, 2005, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company incurred approximately $180,000 for acquisition-related expenses consisting of financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation with the assistance of a third party appraiser.  The results of operations of Emblaze have been included in the consolidated financial statements from the date of acquisition.  The acquisition resulted in goodwill of approximately $30.9 million.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized and will be tested for impairment at least annually.  The Company does not expect goodwill to be deductible for tax purposes.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Non-qualified options to purchase approximately 4.5 million shares of Zoran common stock with a term of ten years were granted to Oak employees as part of the acquisition.  The corresponding fair value of these options of $57.4 million was estimated based on the fair value of the Zoran common stock as of the acquisition date using the Black-Scholes option pricing model applying the following assumptions: expected life of 50 months, risk-free interest rate of 3.65%, expected volatility of 93% and no expected dividend yield.  The intrinsic value of the unvested options, totaling approximately $19.2 million, has been recorded as deferred stock compensation is being amortized over the vesting period using the multiple option approach.

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

During the period August 11, 2003 through March 31, 2004, management revised its estimates related to certain assets and liabilities, and as a result, the purchase price and goodwill were each decreased by $3.4 million. In 2005, goodwill was reduced by $1.2 million due to tax adjustments associated with the Oak acquisition.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Approximately $60.0 million of the purchase price was allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.  In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized and will be tested for impairment at least annually.  The Company does not expect goodwill to be deductible for tax purposes.

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

At the time of acquisition, Oak had five material development projects in process as follows:

•                  Quatro® 4100—a highly integrated, fully programmable system-on-a-chip (SOC) solution for the emerging class of appliance type printers.  The Quatro-4100 incorporates the RISC CPU core and Quatro SIMD DSP core to provide an easy to program controller platform.

•                  Quatro® 4230—a programmable SOC solution that will complement the Quatro-4110 and Quatro-4100 in the inkjet market.  Quatro 4230 will provide a fully scalable solution platform to cover much of the performance and feature range of an OEM’s laser offerings.

•                  Integrated Print System™—The Integrated Print System (“IPS™”) is a dynamic embedded scalable architecture providing peripheral manufacturers with highly integrated modular controller and connectivity software for powering single and multifunctional devices.

•                  Generation 9®—an integrated SOC that integrates a previous generation of HDTV digital video technology with a new Audio-DSP Core as well as a MIPS 64 bit processor and certain other video processing features.

•                  A new lower cost highly integrated HDTV decoder—the first in a family of highly integrated HDTV decoders specifically designed for the FCC mandated digital television chassis market.  This device includes all the required interfacing to support digital cable applications and is applicable to existing CRT and flat panel display devices.

The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable and discounting the net cash flows back to their present value using a discount rate of 22%.  This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team.  The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.  These estimates did not take into account any potential synergies that could be realized as a result of the acquisition.  Revenues for the incremental core technologies commenced in 2005 and are expected to extend through 2011.  Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  As of December 31, 2005, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Zoran, Oak, Emblaze and Oren as if the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of intangibles.  The in-process research and development charge of $2.7 million related to the Oren acquisition and $50.1 million related to the Oak acquisition is not reflected in the unaudited pro forma combined condensed statement of operations.  The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Year Ended December 31,
	2005	2004	2003

In thousands except for per share data:
Pro forma revenues	$396,737	$383,131	$283,931

Pro forma net loss	$(29,941)	$(62,453)	$(96,333)

Pro forma net loss per share:
Basic	$(0.68)	$(1.46)	$(2.33)

Diluted	$(0.68)	$(1.46)	$(2.33)

ZORAN CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Three Months Ended
	Dec. 31, 2005	Sep 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004 (restated)	Jun. 30, 2004 (restated)	Mar. 31, 2004 (restated)
	(In Thousands, Except Per Share Data)
Total revenues	$109,311	$117,484	$95,079	$73,884	$74,764	$119,747	$103,716	$80,637
Gross profit	$59,622	$63,824	$49,843	$36,920	$19,252	$53,190	$44,878	$35,309
Operating income (loss)	$(2,002)	$5,437	$(11,334)	$(19,201)	$(32,374)	$(501)	$(3,658)	$(10,324)
Net income (loss)	$(2,078)	$4,958	$(11,055)	$(18,796)	$(30,130)	$(2,639)	$(4,600)	$(9,985)
Basic net income (loss) per share(1)	$(0.05)	$0.11	$(0.25)	$(0.43)	$(0.70)	$(0.06)	$(0.11)	$(0.23)
Diluted net income (loss) per share(1)	$(0.05)	$0.11	$(0.25)	$(0.43)	$(0.70)	$(0.06)	$(0.11)	$(0.23)
Shares used in basic per share calculations(1)	45,249	44,877	43,707	43,213	43,212	42,969	42,697	42,522
Shares used in diluted per share calculations(1)	45,249	46,622	43,707	43,213	43,212	42,969	42,697	42,522

(1)   Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

Restatement of Financial Results for Quarters Ended March 31, June 30 and September 30, 2004

The selected quarterly financial information above reflects the restatement of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to correct an error in the calculation of deferred stock compensation expense.  Following the acquisition of Oak, the Company failed to update its personnel and financial records to reflect the forfeiture of unvested options held by former Oak employees that occurred when the employment of any such employee terminated prior to vesting.  As a result, the Company improperly recognized deferred stock compensation expenses relating to options that had been held by former Oak employees after the vesting of such options had ceased due to termination of employment and did not reverse stock based compensation expense previously recognized for unvested awards that were forfeited.  For the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, the previously recorded deferred stock compensation expense was reduced by $704,000, $1,545,000 and $880,000, respectively, as a result of the restatement. The financial information included on Form 10-Q and Form 8-K reports previously filed or furnished by Zoran for these periods should not be relied upon and are superceded by the following information.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B – Other Information

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

The information required by this Item with respect to our code of ethics is incorporated by reference to information set forth in the Proxy Statement under the heading “Proposal No. 1—Election of Directors – Committee Charters and other Corporate Governance Materials.”

Item 11—Executive Compensation

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading “Executive Compensation and Other Matters”

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings “Principal Stockholders and Stock Ownership by Management” and “Equity Compensation Plan Information.”

Item 13—Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the heading “Executive Compensation and other Matters.”

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to information set forth in the proxy statement under the heading “Proposal No. 6 – Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements:
See Index to Consolidated Financial Statements at page 41 of this report.

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

Dated: March 14, 2006	ZORAN CORPORATION

	By:	/s/ Levy Gerzberg
Levy Gerzberg, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Levy Gerzberg	President, Chief Executive Officer and Director (Principal	March 14, 2006
Levy Gerzberg	Executive Officer)

/s/ Karl Schneider	Senior Vice President, Finance and Chief Financial Officer	March 14, 2006
Karl Schneider	(Principal Financial and Accounting Officer)

/s/ Uzia Galil	Chairman of the Board of Directors	March 14, 2006
Uzia Galil

/s/ Raymond A. Burgess	Director	March 14, 2006
Raymond A. Burgess

/s/ James D. Meindl	Director	March 14, 2006
James D. Meindl

/s/ James B. Owens	Director	March 14, 2006
James B. Owens, Jr.

/s/ David Rynne	Director	March 14, 2006
David Rynne

/s/ Arthur B. Stabenow	Director	March 14, 2006
Arthur B. Stabenow

/s/ Philip M. Young	Director	March 14, 2006
Philip M. Young

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1(1)	Form of Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended Bylaws of the Registrant.

4.1(3)	Amended and Restated Stock Rights Agreement dated July 30, 1993 among the Registrant and certain of its stockholders, as amended.

*10.1(4)	1993 Stock Option Plan, as amended.

*10.2(4)	1995 Outside Directors Stock Option Plan.

*10.3(5)	Amended and Restated 1995 Employee Stock Purchase Plan.

*10.4(3)	Form of Indemnity Agreement for officers and directors.

10.7(3)	Letter Agreement dated December 16, 1991 between the Registrant and Dolby Laboratories Licensing Corporation, as amended.

10.11(3)	Lease Agreement dated October 1, 1992 between the Registrant’s subsidiary, Zoran Microelectronics Ltd. (“ZML”), and Matam-Haifa Scientific Industries Center Ltd. (“Matam”).

†10.12(3)	License Agreement for ZR33891 Digital Filter Processor dated June 8, 1995 between the Registrant and Atmel Corporation (“Atmel”).

†10.13(3)	License Agreement for ZR34325 Vector Signal Processor dated June 8, 1995 between the Registrant and Atmel.

†10.14(3)	Cooperation and Project Funding Agreement dated June 16, 1991 between ZML and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”).

†10.15(3)	Cooperation and Project Funding Agreement dated June 9, 1992 between ZML and BIRDF.

10.16(3)

Note of Approval No. 17391 dated September 5, 1994 issued to ZML by the Office of Chief Scientist, Head of the Industrial Research and Development Administration of the Israeli Ministry of Industry and Trade (the “Chief Scientist”), together with ZML’s Letter of Undertaking dated September 4, 1994.

10.17(3)	Note of Approval No. 17337 dated September 5, 1994 issued to ZML by the Chief Scientist, together with ZML’s Letter of Undertaking dated September 4, 1994.

10.18(3)	Loan Agreements dated July 25, 1995, August 1, 1995, August 15, 1995, August 31, 1995 and November 1, 1995 between ZML and the Israel Discount Bank.

10.29(6)	Summary of Discussion dated April 23, 1996 between ZML and Matam regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.30(7)	Memorandum of Understanding Dated April 23, 1996 between ZML and IBM Israel Ltd. regarding Lease Agreement dated October 1, 1992 between ZML and Matam.

10.33(8)	Sub-Sublease dated April 1, 1997 between the Registrant and Integrated Silicon Solutions, Inc.

10.36(9)	Unprotected Tenancy Agreement dated September 16, 1997 between ZML and Matam, together with Appendix Addendum to Unprotected Tenancy Agreement of 16.9.97.

Exhibit Number	Exhibit Title
10.37(1)	Addendum to sub-sublease dated April 1, 1997 between the Registrant Integrated Silicon Solution, Inc.

*10.38(10)	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors.

10.39(11)	2000 Nonstatutory Stock Option Plan.

*10.40(12)	Executive Retention and Severance Plan, as amended.

10.42(13)	Sublease dated June 18, 2001 between Yahoo! Inc. and Oak Technology, Inc.

10.44(14)	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated).

10.45(15)	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002).

*10.46(13)

Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone.

10.47(16)	Asset purchase agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTC. dated April 3, 2003.

*10.48(17)	Summary of Compensation Arrangements with Named Executive Officers and Nonemployee Directors.

*10.49(18)	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998.

10.50(19)	Lease Agreement dated May 2005 between ZML and Matam.

*10.51(18)	Form of Employee Proprietary Information and Invention Agreement.

*10.52(20)	Zoran Corporation 2005 Equity Incentive Plan.

*10.53(21)	Zoran Corporation 2005 Directors Equity Plan.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Constitutes a management contact or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

†                                          Confidential treatment has been granted as to a portion of this Exhibit.

(1)                                  Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Annual Report for the year ended December 31, 2000 and to Exhibit 3.3 to Registrant’s Form 10-Q Quarterly report for the quarter ended September 30, 2003.

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

(5)                                  Incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K Current Report filed on August 3, 2005.

(6)                                  Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (the “June 1996 Form 10-Q”).

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

(12)                            Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K Current Report filed on October 31, 2005.

(13)                            Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Quarterly report for the quarter ended September 30, 2003.

(14)                            Incorporated by reference to Exhibit 99.1 of Form S-8 Registration Statement filed by Oak Technology, Inc.  (“Oak”) on April 14, 2003.

(15)                            Incorporated by reference to Exhibit 10.01 of Form 10Q/A Amended Quarterly Report filed by Oak on June 27, 2003.

(16)                            Incorporated by reference to Exhibit 2.2 of Form 8-K Current Report filed by Oak on April 18, 2003.

(17)         Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K Current Report filed on November 30, 2005.

(18)                            Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K/A Amended Annual Report for the year ended December 31, 2004.

(19)                            Incorporated by reference to exhibit 10.11 to Registrant’s Form S-1 Registration Statement which became effective on June 27, 2005.

(20)         Incorporated by reference to exhibit 99.1 to Registrant’s Form 8-K Current Report filed on August 3, 2005.

(21)         Incorporated by reference to exhibit 99.2 Registrant’s Form 8-K Current Report filed on August 3, 2005.