Form 10-Q
period 2006-03-31
ZORAN CORP \DE\
filed 2006-05-10
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒   Accelerated filer   ☐   Non accelerated-filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 8, 2006, there were outstanding 49,009,551 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$113,752	$78,856
Short-term investments	104,124	70,490
Accounts receivable, net	62,431	70,174
Inventories	38,663	32,616
Prepaid expenses and other current assets	9,800	11,746
Total current assets	328,770	263,882
Property and equipment, net	14,905	16,057
Other assets and investments	14,179	12,943
Goodwill	180,254	184,254
Intangible assets, net	113,944	127,087
	$652,052	$604,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,737	$38,999
Accrued expenses and other liabilities	53,562	53,937
Total current liabilities	98,299	92,936
Other long-term liabilities	12,770	11,939
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2006 and December 31, 2005; 46,716,431 shares issued and outstanding as of March 31, 2006; and 45,426,912 shares issued and outstanding as of December 31, 2005	47	45
Additional paid-in capital	748,792	727,597
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive income	2,179	3,094
Accumulated deficit	(210,035)	(230,795)
Total stockholders’ equity	540,983	499,348
	$652,052	$604,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Hardware product revenues	$99,169	$59,002
Software and other revenues	12,909	14,882
License revenues related to litigation settlement	30,168	—
Total revenues	142,246	73,884

Costs and expenses:
Cost of hardware product revenues	54,466	36,964
Research and development	24,151	20,100
Selling, general and administrative	24,755	23,174
Amortization of intangible assets	12,735	12,330
Deferred stock compensation	—	517
Total costs and expenses	116,107	93,085

Operating income (loss)	26,139	(19,201)

Interest income	1,630	535

Other income (loss), net	1,193	(130)

Income (loss) before income taxes	28,962	(18,796)

Provision for income taxes	8,202	—

Net income (loss)	$20,760	$(18,796)

Basic net income (loss) per share	$0.45	$(0.43)

Diluted net income (loss) per share	$0.43	$(0.43)

Shares used to compute basic net income (loss) per share	46,207	43,213

Shares used to compute diluted net income (loss) per share	48,487	43,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$20,760	$(18,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,962	3,144
Amortization of intangible assets	12,735	12,330
Stock based compensation expense	4,562	517
Changes in current assets and liabilities:
Accounts receivable	7,743	(8,160)
Inventories	(6,047)	15,826
Prepaid expenses and other current assets and other assets	(232)	(4,969)
Accounts payable	5,738	(6,062)
Accrued expenses and other liabilities, goodwill and other long term liabilities	4,456	2,224
Net cash provided by (used in) operating activities	52,677	(3,946)

Cash flows from investing activities:
Purchases of property and equipment	(1,402)	(2,059)
Purchases of investments	(90,952)	(4,883)
Proceeds from sales and maturities of investments	57,345	4,103
Net cash used in investing activities	(35,009)	(2,839)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,228	375
Net cash provided by financing activities	17,228	375

Net increase (decrease) in cash and cash equivalents	34,896	(6,410)

Cash and cash equivalents at beginning of period	78,856	37,435

Cash and cash equivalents at end of period	$113,752	$31,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Zoran Corporation 2005 Annual Report on Form 10-K filed with the SEC.

Revenue

Revenue for the three months ended March 31, 2006 includes $30.2 million in license payment, net of withholding tax and amounts paid to holders of rights under certain patents involved in the litigation and amounts payable as legal fees. The license agreements provided for additional net cash payments of $11.0 million during the three months ending June 30, 2006 and $30.0 million payable in eleven quarterly installments which will be recorded as revenue when actual cash payments are received.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, an Amendment of SFAS 123 (“SFAS 123R”). SFAS 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, which provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Effective January 1, 2006, the Company adopted SFAS 123(R) on a modified prospective basis. As a result, the Company began to include stock-based compensation costs in its results of operations beginning with the quarter ended March 31, 2006. See Note 2 “Stock-Based Compensation”.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principals Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for all periods beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP is effective for all periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No.155”). SFAS No. 155 permits fair value remeasurement for hybrid financial instruments containing an embedded derivative which otherwise requires bifurcation. This statement is effective for all financial instruments acquired or issued by the Company after January 1, 2007. The Company anticipates that the adoption of SFAS No. 155 will not have a material impact on its condensed consolidated financial statements.

2.                   Stock-Based Compensation

Effective January 1, 2006, Zoran adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and provided the pro forma disclosures required by SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS 123”).

Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

The pro-forma effect of recognizing compensation expense pursuant to SFAS 123 for the three months ended March 31, 2005 was as follows (in thousands except per-share amounts):

Three Months Ended March 31, 2005
Net loss attributable to common stockholders, as reported	$(18,796)

Stock-based compensation expense included in net loss	517

Total employee stock-based compensation expense determined under the fair value method	(6,804)

Pro forma net loss attributable to common stockholders	$(25,083)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.58)
Diluted	$(0.58)

Net loss per share as reported attributable to common stockholders:
Basic	$(0.43)
Diluted	$(0.43)

For purposes of this pro forma disclosure, the value of the options was estimated using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards. Due to the valuation allowance provided on our deferred tax assets, the Company has not recorded any tax benefits attributable to pro forma stock-based compensation.

Impact of Adoption of SFAS 123(R)

During the three months ended March 31, 2006 the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS 123(R). For these awards the Company recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. The adoption of SFAS 123(R) resulted in a one-time cumulative benefit of $314,000 related to unvested awards for which compensation expense had already been recorded.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended March 31, 2006 as recorded in accordance with SFAS 123(R)   (in thousands):

Three Months Ended March 31, 2006

Cost of hardware product revenues	$145
Research and development	1,513
Selling, general and administrative	2,904
Total costs and expenses	$4,562

Due to the valuation allowance provided on our deferred tax assets, the Company has not recorded any tax benefits attributable to stock-based compensation. Results for prior periods have not been restated.

Valuation Assumptions

For purposes of the disclosure requirements of SFAS 123 and the requirements of SFAS 123(R), the Company estimates the fair value of stock options using the Black-Scholes valuation model using the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Average Expected term (years)	5.7	4.0
Expected volatility	55%	72%
Risk-free interest rate	4.6%	3.7%
Dividend yield	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Average Expected term (years)	0.5	0.5
Expected volatility	55%	55%
Risk-free interest rate	2.3%	2.9%
Dividend yield	0%	0%

Expected Term:  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  For the three months ended March 31, 2006, the Company modified its volatility assumption to use implied volatility for options granted during the quarter. Previously, the Company used only historical volatility in deriving its volatility assumption. Management believes that implied volatility appropriately reflects the market’s expectations of future volatility.

Risk-Free Interest Rate:  Management bases its assumptions regarding the risk-free interest rate on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior based on actual historical information.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price
Balances, December 31, 2005	12,955,585	$16.32
Granted	74,360	$19.76
Exercised	(1,292,519)	$13.37
Canceled	(1,231,177)	$24.90
Balances, March 31, 2006	10,506,249	$15.70

Significant option groups outstanding as of March 31, 2006 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at March 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value	Shares Underlying Options at March 31, 2006	Weighted Average Exercise Price	Aggregate intrinsic value
				(‘000)			(‘000)
$0.00 to $9.99	975,070	5.36	$6.27	$15,220	744,599	$6.31	$11,596
$10.00 to $11.99	1,832,764	7.84	$10.62	20,639	841,650	$10.90	9,242
$12.00 to $14.99	2,252,985	6.84	$12.94	20,144	1,490,220	$12.76	13,584
$15.00 to $19.99	3,244,020	7.64	$17.10	15,519	1,738,627	$17.20	8,133
$20.00 to $25.99	1,803,029	6.97	$24.02	206	1,242,385	$23.87	166
$26.00 to $46.53	398,381	4.39	$28.75	—	398,131	$28.75	—
Total	10,506,249	7.05	$15.70	$71,728	6,455,612	$16.09	$42,721

 The weighted average grant date fair value of options, as determined under SFAS 123(R), granted during the three months ended March 31, 2006 was $11.09 per share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.88 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of March 31, 2006 was 4.9 million.

The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $8.9 million. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $17.3 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

As of March 31, 2006, the total unamortized compensation cost related to stock options not yet recognized was $16.2 million after estimated forfeitures which are expected to be recognized over an estimated amortization period of four years.

The Company settles employee stock option exercises with newly issued common shares.

 Stock Option Plans

As of March 31, 2006, the Company had outstanding options for the purchase of 10.5 million shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005” Plan), 2005 Outside Directors Equity Plan, 2002 Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions. As of March 31, 2006, 1,673,272 shares remained available for the future grants and awards. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

 Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Equity Incentive Plan. On January 6, 2006, the Company filed a Tender Offer Statement with the Securities and Exchange Commission and commenced an offer to current employees to exchange outstanding options with exercise prices per share that were more than the greater of $20.00 and the closing sale price of Zoran common stock on the offer expiration date of February 6, 2006. The exchange offer was approved by Zoran’s stockholders at their 2005 annual meeting. On February 6, 2006, the Company accepted for exchange options to purchase an aggregate of 1,060,536 shares of Zoran common stock having an exercise price greater than $22.48. Subject to the terms and conditions of the exchange, the Company granted 197,433 restricted shares of common stock or restricted stock units in exchange for the tendered options. The shares of restricted stock and restricted stock units granted as part of this exchange vest over a period of two years. None of the directors or executive officers was eligible for participation in the exchange offer. This exchange was accounted for under the modification rules of FAS 123(R). As of March 31, 2006, there was $0.7 million of total unamortized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the vesting period of two to four years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding restricted shares and stock units	Weighted- average grant- date fair value	Aggregate intrinsic value
			(‘000)

Balances, December 31, 2005	65,333	$13.59	$888
Granted	197,433	$21.56	4,257
Vested	—	—	—
Forfeited	—	—	—
Balances, March 31, 2006	262,766	$19.58	$5,145

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. There were no purchases during the quarter ended March 31, 2006. As of March 31, 2006, 1,574,596 shares were reserved and available for issuance under this plan.

3.              Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130 (“Reporting Comprehensive Income”). The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$20,760	$(18,796)
Change in unrealized gain (loss) on investments, net	(915)	967
Total comprehensive income (loss)	$19,845	$(17,829)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities.

4.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Purchased parts and work in process	$19,082	$14,904
Finished goods	19,581	17,712
	$38,663	$32,616

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

Components of Acquired Intangible Assets (in thousands):

		March 31, 2006			December 31, 2005
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(114,700)	$80,805	$195,505	$(105,088)	$90,417
Patents	3-5	40,265	(22,359)	17,906	40,265	(19,978)	20,287
Customer base	3-5	13,860	(7,738)	6,122	13,860	(7,123)	6,737
Tradename and others	3-5	3,350	(1,687)	1,663	3,350	(1,560)	1,790
Purchased core technology *	4-5	15,162	(7,714)	7,448	14,969	(7,113)	7,856
Total		$268,142	$(154,198)	$113,944	$267,949	$(140,862)	$127,087

* The Company records the amortization of purchased core technology as cost of product sales.

Estimated future intangible amortization expense, based on current balances, as of March 31, 2006 is as follows (in thousands):

Remaining nine months of 2006	$39,579
Year ending December 31, 2007	46,159
Year ending December 31, 2008	24,982
Year ending December 31, 2009	2,409
Year ending December 31, 2010	815
$113,944

Goodwill by reporting units was as follows (in thousands):

	March 31,	December 31,
	2006	2005

Consumer	$174,597	$178,197
Imaging	5,657	6,057
	$180,254	$184,254

6.              Income Taxes

The provision for income taxes reflects the effective tax rate applied to earnings, excluding charges for amortization of intangible assets for the interim periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes.

7.              Segment Reporting

SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer.

The Company’s products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions. The Company also licenses certain software and other intellectual property. During the first quarter of 2006, the Company reorganized its operating structure to bring together its consumer electronic product lines under a single operating group, in recognition of the accelerating convergence of consumer products and the Company’s strategy of sharing technology among its various product lines. The new Consumer group combines the former Digital Versatile Disc (DVD), Digital Television (DTV) and Mobile product groups whose operations were previously reported separately. The Company will continue to report the operations of its Imaging group as a separate operating segment.

The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

The chief operating decision maker allocates resources to and evaluates operating segment performance based on net revenues and operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenues:
Consumer	$123,556	$52,976
Imaging	18,690	20,908
	$142,246	$73,884

Operating expenses:
Consumer	$88,257	$65,322
Imaging	15,115	14,916
	$103,372	$80,238

Contribution margin:
Consumer	$35,299	$(12,346)
Imaging	3,575	5,992
	$38,874	$(6,354)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Contribution margin from operating segments	$38,874	$(6,354)
Amortization of intangibles	12,735	12,330
Amortization of deferred stock compensation	—	517
Total operating income (loss)	$26,139	$(19,201)

Zoran maintains operations in the Canada, China, Germany, Israel, Japan, Korea, Taiwan, the United Kingdom and United States. Activities in the Israel and United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

 The geographic distribution of total revenues for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue from unaffiliated customers originating from:
China	$39,605	$27,965
Japan	27,364	24,046
Korea	8,562	3,910
Taiwan	53,708	5,403
United States	7,118	5,610
North America (excluding United States)	12	693
Other	5,877	6,257
Total revenues	$142,246	$73,884

For the three months ended March 31, 2006, one customer accounted for 21% of total revenues attributable to the license revenue related to litigation settlement. For the same period of 2005, one customer accounted for 13% of total revenues.

As of March 31, 2006, two customers accounted for approximately 10% and 12% of total net accounts receivable, respectively, and as of December 31, 2005 one customer accounted for approximately 14% of the net accounts receivable balance.

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
$46,114

The purchase price exceeded the net assets acquired resulting in the recognition of goodwill. The amounts allocated to intangible assets include purchased technology totaling $7.0 million, tradename and others totaling $1.25 million and customer base totaling $850,000 which are being amortized over their estimated useful lives of five years.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Zoran and Oren as if the acquisition had occurred as of the beginning of the period presented, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

Year Ended December 31,
2005

In thousands except for per share data:
Pro forma revenues	$396,737

Pro forma net income (loss)	$(29,941)

Pro forma net income (loss) per share:
Basic	$(0.68)

Diluted	$(0.68)

9.              Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  The dilutive effect of outstanding options and restricted stock for the three months ended Match 31, 2006 is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R).

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005

Net income (loss)	$20,760	$(18,796)

Weighted average shares outstanding	46,207	43,213
Effect of dilutive options and restricted stock units	2,280	—
Dilutive weighted average shares	48,487	43,213

Net income (loss) per share: (1)
Basic	$0.45	$(0.43)
Diluted	$0.43	$(0.43)

(1) Net income for the three months ended March 31, 2006 includes $4.6 million of stock-based compensation expense, net of tax. The effect of recording stock-based compensation expense on basic and diluted net income per share was $0.10 and $0.08 per share, respectively, for the three months ended March 31, 2006.

Options to purchase 3,413,722 shares were excluded from the computation of diluted net income per share for the three months ended March 31, 2006 as these shares would have had an anti-dilutive effect.

Options to purchase 13,932,000 shares were excluded from the computation of diluted net loss per share for the three months ended March 31, 2005 as these shares would have had an anti-dilutive effect.

10.                   Legal Proceedings

Zoran and its subsidiary, Oak Technology, Inc., have been involved in five separate legal actions against MediaTek, Inc. and customers of MediaTek based on claims of patent infringement.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (the “ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents. In addition to MediaTek, the complaint named a number of other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets. On September 28, 2005, the ITC issued its final ruling finding one of Zoran’s patents to be valid and infringed by optical disk controller chips and chipsets sold by MediaTek and by products using the infringing chips and chipsets sold by a number of MediaTek customers. The ITC also issued an exclusion order prohibiting MediaTek and specified MediaTek customers from importing into the United States any optical disk controller chip or chipset that infringes the Zoran patent, or any optical disk storage product containing such a chip or chipset and cease and desist orders to the affected companies located in the United States prohibiting them from importing or selling infringing products in the United States. In November 2005, both parties filed notices of appeal with the United States Court of Appeals for the Federal Circuit. On January 19, 2006, the court issued an order temporarily staying enforcement of the ITC’s orders.

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

In connection with the settlement, Zoran, Oak and MediaTek entered into agreements granting each other non-exclusive licenses under the patents that were the subject of the litigation, and additional patents used in the design and manufacture of optical storage devices for personal computer products. In consideration for licenses granted by Zoran, MediaTek agreed to make a cash payment of $55 million to Zoran, $44 million of which was paid in February 2006 and $11 million of which was paid in April 2006. In addition, MediaTek will be required to make royalty payments of up to $30 million over the 30-month period commencing on the date of the agreement based on future sales of covered MediaTek products. Net of amounts payable by Zoran to a holder of rights under the Oak patents involved in the litigation, and amounts payable as legal fees, Zoran will realize approximately $28.1 million of the cash payment and up to approximately $15.3 million of the future royalty payments.

On February 9, 2006, Zoran and Oak entered into an agreement to settle separate litigation between Oak, on the one hand, and MediaTek and United Microelectronics Corporation, on the other hand. This litigation, which involved various contract-related claims and counterclaims, was instituted in 1997, prior to Zoran’s acquisition of Oak. Under the agreement, the litigation was dismissed, and a subsidiary of MediaTek paid Zoran $15 million. Net of amounts payable by Zoran to a holder of rights under certain Oak patents, and amounts payable as legal fees, Zoran realized approximately $7.7 million of the payment. In connection with the settlement, Zoran and MediaTek also granted each other cross-licenses under certain of their patents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below under the heading “Future Performance and Risk Factors” and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Performance and Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Recent Acquisition

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

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements. Accordingly, our results of operations for the three month period ended March 31, 2006 include Oren’s operations, while such operations are not reflected in our results of operations for the same period of the prior year.

Segments

Our products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions. We also license certain software and other intellectual property. During the first quarter of 2006, we reorganized our operating structure to bring together our consumer electronic product lines under a single operating group, in recognition of the accelerating convergence of consumer products and our strategy of sharing technology among its various product lines. The new Consumer group combines the former Digital Versatile Disc (DVD), Digital Television (DTV) and Mobile product groups whose operations were previously reported separately. We will continue to report the operations of its Imaging group as a separate operating segment.

Results of Operations

Revenues

Total revenues increased 92.4% to $142.2 million for the three months ended March 31, 2006 compared to $73.9 million for the three months ended March 31, 2005. Consumer segment revenues increased $70.6 million while Imaging segment revenues decreased $2.2 million. Within the Consumer segment, license revenues related to the settlement of litigation in the first quarter of 2006 accounted for $30.2 million of the increase. The remaining increase of $40.4 million in Consumer segment revenues was a result of increased revenues in the Mobile, DTV and DVD product lines of $23.1 million, $13.0 million and $4.3 million, respectively.

Hardware product revenues for the three months ended March 31, 2006 were $99.2 million compared to $59.0 million for the comparable period of the prior year. Hardware product revenues increased $41.4 million in the Consumer segment and decreased $1.2 million in the Imaging segment. Within the Consumer segment, hardware product revenues increased $23.6 million in the Mobile product line, $13.7 million in the DTV product line and $4.1 million in the DVD product line, in each case driven by increased unit shipments.

Software and other revenues were $12.9 million and $14.9 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in software and other revenues was largely attributable to a $1.0 million decrease in the Imaging segment.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $54.5 million for the quarter ended March 31, 2006 compared to $37.0 million for the same period of 2005. The increase in costs was primarily a result of the corresponding increase in hardware product revenues. As a percentage of hardware product revenues, hardware product costs decreased from 62.6% for the three months ended March 31, 2005 to 54.9% for the three months ended March 31, 2006. The decrease in hardware product costs as a percentage of hardware product revenues was primarily due to a change in product mix within the DVD product line to an increased percentage of lower cost products. During the quarter ended March 31, 2006, we recorded a charge of approximately $800,000 of royalty expenses attributable to products shipped during 2004 and 2005. We determined that the impact of this excluded royalty expense on each of the affected prior quarters and the first quarter of 2006 was immaterial.

Research and Development

Research and development expenses were $24.1 million for the three months ended March 31, 2006, compared to $20.1 million for the same period of 2005. This increase was primarily attributed to stock-based compensation expenses of $1.5 million recorded in the current period as a result of the adoption of SFAS123(R) and the inclusion of the operations of Oren which was acquired in June 2005.

Selling, General and Administrative

Selling, general and administrative expenses were $24.8 million for the three months ended March 31, 2006 compared to $23.2 million for the same period of 2005. This increase was primarily attributed to stock-based compensation expenses of $2.9 million recorded under SFAS 123(R) in the current period, continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets and the inclusion of the Oren operations. These increases were partially offset by a decrease in legal fees as a result of the settlement of our patent litigation with Mediatek, Inc.

Amortization of Intangible Assets

During the three months ended March 31, 2006, we incurred charges of $12.7 million related to the amortization of intangible assets compared to $12.3 million for the three months ended March 31, 2005. This increase was a result of the addition of $9.1 million of amortizable intangible assets acquired in the Oren acquisition in June 2005.  At March 31, 2006, we had approximately $106.5 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis through 2010.

Amortization of Deferred Stock Compensation

As a result of the adoption of SFAS No. 123(R) during the first quarter of 2006, we now record a charge for all stock-based compensation expenses as described in Note 2 to Condensed Consolidated Financial Statements. As a result, we no longer record a separate charge for amortization of deferred stock compensation. For the three months ended March 31, 2005, we recorded a charge of $517,000 related to the amortization of deferred stock compensation primarily as a result of stock options granted in connection with the Oak acquisition.

Interest and Other Income

Interest and other income was $2.8 million for the three month period ended March 31, 2006, compared to $405,000 for the same period of 2005. This increase was a result of net gains in investments of $1.0 million recorded during the first quarter of 2006 as well as an increase in interest income as a result of our higher average cash and short term investment balances.

Provision for Income Taxes

We recorded a tax provision of $8.2 million for the three month period ended March 31, 2006. We did not record a tax provision or benefit for the quarter ended March 31, 2005. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings excluding charges for amortization of intangible assets for the interim periods. The effective tax rate differs from the U.S. statutory rate due to utilization of net operating losses and State of Israel tax benefits on foreign earnings. The provision includes primarily taxes on income in excess of net operating loss carryover limitations and foreign withholding taxes. At March 31, 2006, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At March 31, 2006, we had $113.8 million of cash and cash equivalents and $104.1 million of short-term investments. At March 31, 2006, we had $230.5 million of working capital.

Our operating activities generated cash of $52.7 million during the first quarter of 2006, primarily due to net income of $20.8 million and non-cash items such as amortization of intangibles assets of $12.7 million, depreciation and amortization of $3.0 million and stock based compensation expense of $4.6 million. Cash provided by operations also increased due to a decrease of $7.7 million in accounts receivable due to the timing of collections and a net increase in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $10.2 million. These increases were partially offset by a $6.0 million increase in inventories to meet the increasing demand for our products.

Cash used in investing activities was $35.0 million during the three months ended March 31, 2006, principally reflecting the net purchase of investments of $33.6 million. In addition we spent $1.4 million for property and equipment.

Cash provided by financing activities was $17.2 million during the three months ended March 31, 2006 due to proceeds received from issuances of common stock through exercises of employee stock options.

Net cash used in operating activities during the first three months of 2005 was $3.9 million. While we recorded a net loss of $18.8 million, this loss included non-cash charges of $3.1 million for depreciation of property and equipment, $12.3 million for amortization of intangible assets and $517,000 for amortization of deferred stock compensation. Additional cash used in operating activities was a result of the changes in current assets and liabilities totaling $1.0 million.

Cash used in investing activities was $2.8 million during the three months ended March 31, 2005, reflecting the net purchase of investments of $780,000 and the purchases of $2.0 million of property and equipment.

Cash provided by financing activities was $375,000 during the three months ended March 31, 2005 attributable to the issuance of common stock during the period.

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•                  the levels at which we maintain inventories and accounts receivable;

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of United States dollar compared to the Israeli shekel will increase our costs as expressed in United States dollars. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at March 31, 2006, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Internal Controls Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Zoran and its subsidiary, Oak Technology, Inc., have been involved in five separate legal actions against MediaTek, Inc. and customers of MediaTek based on claims of patent infringement.

On March 11, 2004, Zoran and Oak filed a complaint with the United States International Trade Commission (the “ITC”) alleging that certain MediaTek DVD player and optical disk controller chips and chipsets, and products in which they are used, infringe Zoran’s and Oak’s patents. In addition to MediaTek, the complaint named a number of other proposed respondents that sell products, including DVD players and PC optical storage devices that use MediaTek’s chips and chipsets. On September 28, 2005, the ITC issued its final ruling finding one of Zoran’s patents to be valid and infringed by optical disk controller chips and chipsets sold by MediaTek and by products using the infringing chips and chipsets sold by a number of MediaTek customers. The ITC also issued an exclusion order prohibiting MediaTek and specified MediaTek customers from importing into the United States any optical disk controller chip or chipset that infringes the Zoran patent, or any optical disk storage product containing such a chip or chipset and cease and desist orders to the affected companies located in the United States prohibiting them from importing or selling infringing products in the United States. In November 2005, both parties filed notices of appeal with the United States Court of Appeals for the Federal Circuit. On January 19, 2006, the court issued an order temporarily staying enforcement of the ITC’s orders.

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

In connection with the settlement, Zoran, Oak and MediaTek entered into agreements granting each other non-exclusive licenses under the patents that were the subject of the litigation, and additional patents used in the design and manufacture of optical storage devices for personal computer products. In consideration for licenses granted by Zoran, MediaTek agreed to make a cash payment of $55 million to Zoran, $44 million of which was paid in February 2006 and $11 million of which was paid in April 2006. In addition, MediaTek will be required to make royalty payments of up to $30 million over the 30-month period commencing on the date of the agreement based on future sales of covered MediaTek products. Net of amounts payable by Zoran to a holder of rights under the Oak patents involved in the litigation, and amounts payable as legal fees, Zoran will realize approximately $28.1 million of the cash payment and up to approximately $15.3 million of the future royalty payments.

On February 9, 2006, Zoran and Oak entered into an agreement to settle separate litigation between Oak, on the one hand, and MediaTek and United Microelectronics Corporation, on the other hand. This litigation, which involved various contract-related claims and counterclaims, was instituted in 1997, prior to Zoran’s acquisition of Oak. Under the agreement, the litigation was dismissed, and a subsidiary of MediaTek paid Zoran $15 million. Net of amounts payable by Zoran to a holder of rights under certain Oak patents, and amounts payable as legal fees, Zoran realized approximately $7.7 million of the payment. In connection with the settlement, Zoran and MediaTek also granted each other cross-licenses under certain of their patents.

Item 1A. Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The risk factors described below do not contain any material changes from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

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

•                  terrorism and international conflicts or other crises

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future.

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

Our largest customers have accounted for a substantial percentage of our revenues. In 2005, no single customer accounted for more than 10% of our total revenues, although sales to our four largest customers accounted for 29% of our total revenues. In 2004, one customer accounted for 11% of our total revenues while sales to our four largest customers accounted for 35% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2005 and March 31, 2006, the closing sale price of our common stock, as reported on The Nasdaq National Market, ranged from a low of $8.97 to a high of $22.48. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 6. Exhibits

10.48(1)	Amended Summary of Compensation Arrangements with Named Executive officers and Non Employee Directors
10.54*	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek, Inc.
10.55*	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1) Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K Current Report filed on March 31, 2006.

 *  Confidential treatment has been requested with respect to portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: May 10, 2006	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)