Form 10-Q/A
period 2006-03-31
ZORAN CORP \DE\
filed 2007-04-20
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

First Amendment to

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

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q/A

i

EXPLANATORY NOTE REGARDING RESTATEMENTS

In this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 we have restated our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, and the related disclosures. The restatements reflected in this report include adjustments arising from an independent investigation of Zoran’s historical stock option practices and related accounting for option grants.  For more information on these matters, including a detailed discussion of the effect of the restatement, please refer to Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
	(Restated) (1)	(Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$113,752	$78,856
Short-term investments	104,124	70,490
Accounts receivable, net	62,431	70,174
Inventories	38,663	32,616
Prepaid expenses and other current assets	9,800	11,746
Total current assets	328,770	263,882
Property and equipment, net	14,905	16,057
Other assets and investments	21,627	20,799
Goodwill	178,662	182,662
Intangible assets, net	106,496	119,231
	$650,460	$602,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,737	$38,999
Accrued expenses and other liabilities	54,183	54,769
Total current liabilities	98,920	93,768
Other long-term liabilities	12,770	11,939
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2006 and December 31, 2005; 46,716,431 shares issued and outstanding as of March 31, 2006; and 45,426,912 shares issued and outstanding as of December 31, 2005	47	45
Additional paid-in capital	759,699	738,253
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive income	2,179	3,057
Accumulated deficit	(223,155)	(243,838)
Total stockholders’ equity	538,770	496,924
	$650,460	$602,631

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Restated) (1)	(Restated) (1)
Revenues:
Hardware product revenues	$99,169	$59,002
Software and other revenues	12,909	14,882
License revenues related to litigation settlement	30,168	—
Total revenues	142,246	73,884

Costs and expenses:
Cost of hardware product revenues	53,650	36,935
Research and development	24,248	20,087
Selling, general and administrative	24,901	22,841
Amortization of intangible assets	12,735	12,330
Amortization of stock-based compensation resulting from business combinations	—	517
Total costs and expenses	115,534	92,710

Operating income (loss)	26,712	(18,826)

Interest income	1,593	527

Other income (loss), net	1,193	(424)

Income (loss) before income taxes	29,498	(18,723)

Provision for income taxes	8,815	—

Net income (loss)	$20,683	$(18,723)

Basic net income (loss) per share	$0.45	$(0.43)

Diluted net income (loss) per share	$0.43	$(0.43)

Shares used to compute basic net income (loss) per share	46,207	43,213

Shares used to compute diluted net income (loss) per share	48,487	43,213

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(Restated) (1)	(Restated) (1)
Cash flows from operating activities:
Net income (loss)	$20,683	$(18,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	2,361	2,438
Amortization	12,772	12,338
Stock-based compensation expense	4,813	583
Changes in current assets and liabilities:
Accounts receivable	7,743	(8,160)
Inventories	(6,047)	15,826
Prepaid expenses and other current assets and other assets	176	(4,963)
Accounts payable	5,738	(6,062)
Accrued expenses and other liabilities, goodwill and other long term liabilities	4,245	2,207
Net cash provided by (used in) operating activities	52,484	(4,516)

Cash flows from investing activities:
Purchases of property and equipment	(1,209)	(1,489)
Purchases of investments	(90,952)	(4,883)
Proceeds from sales and maturities of investments	57,345	4,103
Net cash used in investing activities	(34,816)	(2,269)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,228	375
Net cash provided by financing activities	17,228	375

Net increase (decrease) in cash and cash equivalents	34,896	(6,410)

Cash and cash equivalents at beginning of period	78,856	37,435

Cash and cash equivalents at end of period	$113,752	$31,025

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.

Revenue

Revenue for the three months ended March 31, 2006 includes $30.2 million in license payment, net of withholding tax and amounts paid to holders of rights under certain patents involved in the litigation and amounts payable as legal fees. The license agreements provided for future additional net cash payments of $11.0 million during the three months ending June 30, 2006 and $30.0 million payable in eleven quarterly installments which will be recorded as revenue when actual cash payments are received.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“Statement of Financial Accounting Standards (“SFAS”) No. 155”).  SFAS No. 155 permits fair value remeasurement for hybrid financial instruments containing an embedded derivative which otherwise requires bifurcation.  This statement is effective for all financial instruments acquired or issued by the Company after January 1, 2007.  The Company anticipates that the adoption of SFAS No. 155 will not have a material impact on its condensed consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 replaces Accounting Principals Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for all periods beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB, issued SFAS No. 123(R),  “Share-Based Payment,” an Amendment of SFAS No. 123 (“SFAS No. 123(R)”).   SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Effective January 1, 2006, the Company adopted SFAS No. 123(R) on a modified prospective basis. As a result, the Company began to include stock-based compensation costs in its results of operations beginning with the quarter ended March 31, 2006.  See Note 3 “Stock-Based Compensation”.

2.      Restatement of Condensed Consolidated Financial Statements

Independent Investigation

On July 3, 2006, the Company announced that, at the recommendation of the Audit Committee, the Board of Directors had created a special committee of independent directors (“Special Committee”) to conduct a review of our historical stock option practices. As a result of its investigation, the Special Committee found, among other things, that some of the original measurement dates used by the Company for option grants were not adequately supported by contemporaneous records, and therefore the measurement dates used by us for accounting purposes required adjustment. The Special Committee concluded that the evidence did not establish that the errors which it identified resulted from fraud or intentional misconduct by our current senior management.

Based on the Special Committee’s findings and its own review of the facts, the Board of Directors concluded that there was no fraud or intentional misconduct by any current member of senior management.  The Board also concluded that it has confidence in the integrity of the Company’s Chief Executive Officer, Dr. Levy Gerzberg, and the Company’s Chief Financial Officer, Mr. Karl Schneider.

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments amounted to an additional stock-based compensation expense of $180,000 and $66,000 in the three months ended March 31, 2006 and 2005 respectively. There was no tax impact of these additional expenses due to full valuation allowance on our tax assets.

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments and the amortization of stock-based compensation relating to a business combination in 2003.  The Company is also recording losses under Accounting Principles Board (“APB”) Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsquently acquired by Zoran in 2005.   These additional adjustments resulted in a cumulative expense of $1.3 million, including $0.2 million of tax expense, for the periods 2000 through 2005.

Through 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations, and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB No. 25, non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R).  As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options.  We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report.  To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) $180,000 for the three months ended March 31, 2006 under SFAS No. 123(R). The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”), the Company has organized the grants with respect to which an accounting adjustment is required into categories based on grant type and process by which the grant was finalized.  Based on the relevant facts and circumstances, the Company applied the relevant accounting standards to determine the measurement date for every grant within each category. The Company recorded accounting adjustments as required, resulting in stock-based compensation expense and related tax effects.  The Company organized the grants where adjustments were required as follows:

•                                          Company-wide option grants where optionees were added or grant amounts were changed after the option list was complete, or where insufficient contemporaneous documentation of the grant date exists.  For seven Company-wide refresh and retention grants made between 1998 and 2003, the Company determined that some employees who were omitted from the option grant list were added to the list after the stated grant date, and that the number of shares covered by option grants to some employees was not finally determined until after the stated grant date.  Further, in 2001 and 2002, insufficient contemporaneous documentation of the stated grant date existed.  As a result of these issues, the Company restated its historical financial statements to increase stock-based compensation expense by approximately $6.3 million, recognized over the vesting periods of the relevant options.

•                                          Re-priced options.  In August 2002, after consideration of relevant information, the Compensation Committee rescinded its April 2002 grant, and its June 2002 grant, to executives and other key employees.  The Company thereafter reissued the grants in August 2002.  At the time, in consultation with our external advisors, we determined that these transactions did not require variable accounting.  As a result of the Special Committee review of our historical stock option practices, we have reassessed the circumstances surrounding these transactions with our external advisors and have determined that the grants should have been accounted for variably.  As a result, the Company restated its historical financial statements to increase stock-based compensation expense by a cumulative net amount of approximately $3.8 million, recognized over the vesting periods of these options.

•                                          Acquisition-related options.  The Company determined a grant given to retain employees hired in connection with an acquisition in October 2000 should have been accounted for variably.  As a result, the Company restated its historical financial statements to increase stock-based compensation expense by approximately $0.3 million, recognized over the vesting periods of these options.

•                                          Improper measurement dates for non-refresh stock option grants.  The Company revised the measurement dates for certain grants made to new hires and for promotional and other miscellaneous non-refresh grants made between 1997 and 2003 as a result of approvals that were obtained subsequent to the stated grant dates or as a result of administrative delays or errors and a small number of stock option grants to non-executives that were determined to have been established retrospectively. As a result, the Company restated its historical financial statements to increase stock-based compensation expense by approximately $1.3 million, recognized over the vesting periods of these options.

In the aggregate, we have recorded additional stock-based compensation expense for the periods 1997 through 2005 of approximately $11.7 million on stock option grants made from 1997 through 2003.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

Fiscal Year	Expense (Benefit)

1997	$190
1998	223
1999	123
2000	120
2001	1,385
2002	3,182
2003	5,299
Cumulative effect at December 31, 2003	10,522
2004	(1,476)
2005	2,623
$11,669

The cumulative effect of all of the restatements through December 31, 2003 increased additional paid-in capital by $10.7 million from $703.8 million to $714.5 million, increased accumulated deficit by $9.0 million from $156.4 million to $165.4 million, and decreased total stockholders’ equity by $0.7 million from $534.3 million to $533.6 million. All the restatements of financial statements, financial data and related disclosures described in this report are collectively referred to in this report as the “restatements.”

In December 2006, the Company amended options to purchase approximately 218,000 shares of common stock held by Dr. Gerzberg and Mr. Schneider, to increase the exercise price of those options to the fair market value of the Company’s common stock on the revised measurement date so that these options are no longer subject to IRC Section 409A.

We have not amended, and we do not intend to amend, any of our previously filed Annual Reports on Form 10-K.  Other than this report, we do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatements.

The impact of the restatements on the interim periods of each of the first three quarters of 2006 and each of the quarters of 2005 are disclosed in “Selected Quarterly Financial Information (Unaudited)” included in the Company’s 2006 Annual Report on Form 10-K.

Restatement and Impact on Financial Statements

The income statement impact of the restatements are as follows (in thousands):

	Cumulative effect at December 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative effect at December 31, 2003
Net loss as previously reported	$(26,971)	$(47,354)
Additional compensation (expense) benefit resulting from improper measurement dates for stock option grants, net of tax	(11,669)	(2,623)	$1,476	$(10,522)
Other adjustments, net of tax	(1,374)	(678)	(2,230)	1,534
Total increase to net loss	(13,043)	(3,301)	(754)	(8,988)
Net loss, as restated		(30,272)	(48,108)

	Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997
Stock based compensation expense, as previously reported	$(6,281)	$(292)	$(544)	$(99)	$—	$—	$—
Additional compensation expense resulting from improper measurement dates for stock option grants	(5,299)	(3,182)	(1,385)	(120)	(123)	(223)	(190)
Stock based compensation expense, as restated	$(11,580)	$(3,474)	$(1,929)	$(219)	$(123)	$(223)	$(190)

In addition, the Company evaluated the impact of the restatements on its global tax provision. The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States and Israel, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax assets relative to the book compensation now recorded on the restated options.  As with our other deferred tax assets, the company recorded a full valuation allowance on all deferred tax assets relating to restated options.  The Company also believes that it should not have taken a United States tax deduction of $0.6 million in prior years for stock option related amounts pertaining to certain executives under Internal Revenue Code (IRC) Section 162(m) which limits the deductibility of compensation above certain thresholds. The deferred tax asset and related valuation allowance have been adjusted accordingly.  The cumulative tax effect of all components of the restatements for 1997 to 2005 is an increase in tax expense of $200,000.

On February 27, 2007, the Company elected to: (i) participate in the Internal Revenue Service remediation program 2007-18 and pay to the IRS, on behalf of affected and eligible employees (not including executive officers), their IRC 409A tax liabilities and penalties; (ii) participate in any similar remediation program that may be offered by any state for applicable state tax liabilities and penalties; (iii) act directly with any state not offering a similar remediation program to address any applicable tax liabilities and penalties on behalf of employees; and (iv) pay to such employees a “gross-up” payment to offset the associated federal and state income tax consequences.   The Company took this action because the vast majority of the holders of stock options issued by the Company that are now subject to re-measurement as a result of the Company’s option investigation were not involved in or aware of the stock option pricing determination.  Employees who exercised such options in 2006, other than executive officers at the time of option grant or entering into this program, will participate in this program.  The Company estimates that the total cash payments needed to deal with the adverse tax consequences of previously exercised discount priced options granted to non-officers will be approximately $0.8 million, which is expected to be recorded in 2007.

In addition, the Company may consider taking action to minimize the adverse tax consequences that may be incurred by the holders of unexercised discount options. Discount-priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject U.S. option holders to a penalty tax under IRC Section 409A (and to similar penalty taxes under California and other state tax laws, as applicable). The Company may consider offering to amend the 409A Affected Options held by persons other than directors and executive officers to increase the exercise prices of those options to the market price of our common stock on the revised measurement date. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, the amendments for non-executives cannot be offered until after this Report is filed and do not need to be completed until December 31, 2007. The Company may also consider approving the payment of bonuses to holders of those amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised).  The Company has not estimated the expense of any such bonus payments.

The restatement adjustments did not affect the Company’s previously reported cash and cash equivalents and investments balances. The following presents the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, and Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2006 and 2005.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	Adjustments(1)	March 31, 2006
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$113,752	$—	$113,752
Short-term investments	104,124	—	104,124
Accounts receivable, net	62,431	—	62,431
Inventories	38,663	—	38,663
Prepaid expenses and other current assets	9,800	—	9,800
Total current assets	328,770	—	328,770
Property and equipment, net	14,905	—	14,905
Other assets and investments	21,627	—	21,627
Goodwill	180,254	(1,592)	178,662
Intangible assets, net	106,496	—	106,496
	$652,052	$(1,592)	$650,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,737	$—	$44,737
Accrued expenses and other liabilities	53,562	621	54,183
Total current liabilities	98,299	621	98,920
Other long-term liabilities	12,770	—	12,770
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2006;46,716,431 shares issued and outstanding as of March 31, 2006	47	—	47
Additional paid-in capital	748,792	10,907	759,699
Accumulated other comprehensive income	2,179	—	2,179
Accumulated deficit	(210,035)	(13,120)	(223,155)
Total stockholders’ equity	540,983	(2,213)	538,770
	$652,052	$(1,592)	$650,460

(1)      The restated consolidated balance sheet as of March 31, 2006 reflects a $13.1 million increase to accumulated deficit and a $10.9 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.6 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor under the equity method of accounting and $0.6 million increase to accrued expenses and other liabilities relates to the accrual of royalty obligations that were previously not recorded at March 31, 2006.

	December 31, 2005	Adjustments (Note 1)	December 31, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$78,856	$—	$78,856
Short-term investments	70,490	—	70,490
Accounts receivable, net	70,174	—	70,174
Inventories	32,616	—	32,616
Prepaid expenses and other current assets	11,746	—	11,746
Total current assets	263,882	—	263,882
Property and equipment, net	16,057	—	16,057
Other assets and investments	20,799	—	20,799
Goodwill	184,254	(1,592)	182,662
Intangible assets, net	119,231	—	119,231
	$604,223	$(1,592)	$602,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,999	$—	$38,999
Accrued expenses and other liabilities	53,937	832	54,769
Total current liabilities	92,936	832	93,768
Other long-term liabilities	11,939	—	11,939
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2005; 45,426,912 shares issued and outstanding as of December 31, 2005	45	—	45
Additional paid-in capital	727,597	10,656	738,253
Deferred stock-based compensation	(593)	—	(593)
Accumulated other comprehensive income	3,094	(37)	3,057
Accumulated deficit	(230,795)	(13,043)	(243,838)
Total stockholders’ equity	499,348	(2,424)	496,924
	$604,223	$(1,592)	$602,631

(1)             The restated consolidated balance sheet for the fiscal year ended 2005 reflects a $13.0 million increase to accumulated deficit and a $10.7 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.6 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor under the equity method of accounting and $0.8 million increase to accrued expenses and other liabilities relates to the accrual of royalty obligations that were previously not recorded at December 31, 2005.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months Ended March 31, 2006			Three months Ended March 31, 2005
	As previously reported	Adjust- ments (1)	As restated	As previously reported	Adjust- ments (1)	As restated

Revenues:
Hardware product revenues	$99,169	$—	$99,169	$59,002	$—	$59,002
Software and other revenues	12,909	—	12,909	14,882	—	14,882
License revenues related to litigation settlement	30,168	—	30,168	—	—	—
Total revenues	142,246	—	142,246	73,884	—	73,884
Costs and expenses:
Cost of hardware product revenues*	54,466	(816)	53,650	36,964	(29)	36,935
Research and development*	24,151	97	24,248	20,100	(13)	20,087
Selling, general and administrative*	24,755	146	24,901	23,174	(333)	22,841
Amortization of intangible assets	12,735	—	12,735	12,330	—	12,330
Amortization of stock-based compensation resulting from business combinations	—	—	—	517	—	517
Total costs and expenses	116,107	(573)	115,534	93,085	(375)	92,710
Operating income (loss)	26,139	573	26,712	(19,201)	375	(18,826)
Interest income	1,630	(37)	1,593	535	(8)	527
Other income (loss), net	1,193	—	1,193	(130)	(294)	(424)
Income (loss) before income taxes	28,962	536	29,498	(18,796)	73	(18,723)
Provision for income taxes	8,202	613	8,815	—	—	—
Net income (loss)	$20,760	$(77)	$20,683	$(18,796)	$73	$(18,723)
Basic net income (loss) per share	$0.45	$—	$0.45	$(0.43)	$—	$(0.43)
Diluted net income (loss) per share	$0.43	$—	$0.43	$(0.43)	$—	$(0.43)
Shares used to compute basic net loss per share	46,207		46,207	43,213		43,213
Shares used to compute diluted loss per share	48,487		48,487	43,213		43,213

* includes the following amounts related to employee equity awards

Cost of hardware product revenues	$145	$8	$153	$—	$1	$1
Research and development	$1,513	$97	$1,610	$—	$21	$21
Selling, general and administrative	$2,904	$146	$3,050	$—	$44	$44

(1) In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company has recorded additional non-cash adjustments that were considered to be immaterial to our previously filed consolidated financial statements relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant, and the amortization of stock-based compensation relating to a business combination in 2003.  In addition, the Company is also recording retroactive losses under APB Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months Ended March 31, 2006			Three months Ended March 31, 2005
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Cash flows from operating activities:
Net income (loss)	$20,760	$(77)	$20,683	$(18,796)	$73	$(18,723)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation .	2,361	—	2,361	2,438	—	2,438
Amortization	12,735	37	12,772	12,330	8	12,338
Stock-based compensation expense	4,562	251	4,813	517	66	583
Changes in assets and liabilities:
Accounts receivable.	7,743	—	7,743	(8,160)	—	(8,160)
Inventories	(6,047)	—	(6,047)	15,826	—	15,826
Prepaid expenses and other current assets and other assets	176	—	176	(4,833)	(130)	(4,963)
Accounts payable.	5,738	—	5,738	(6,062)	—	(6,062)
Accrued expenses and other liabilities, goodwill and other long term liabilities	4,456	(211)	4,245	2,224	(17)	2,207
Net cash provided by (used in) operating activities	52,484	—	52,484	(4,516)	—	(4,516)
Cash flows from investing activities:
Purchases of property and equipment	(1,209)	—	(1,209)	(1,489)	—	(1,489)
Purchases of investments.	(90,952)	—	(90,952)	(4,883)	—	4,883
Proceeds from sales and maturities of investments	57,345	—	57,345	4,103	—	4,103
Net cash used in investing activities	(34,816)	—	(34,816)	(2,269)	—	(2,269)
Cash flows from financing activities:
Proceeds from issuance of commonstock	17,228	—	17,228	375	—	375
Net cash provided by financing activities	17,228	—	17,228	375	—	375
Net increase (decrease) in cash and cash equivalents	34,896	—	34,896	(6,410)	—	(6,410)
Cash and cash equivalents at beginning of period	78,856	—	78,856	37,435	—	37,435
Cash and cash equivalents at end of period	$113,752	$—	$113,752	$31,025	$—	$31,025

3.      Stock-Based Compensation

Effective January 1, 2006, Zoran adopted SFAS No. 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.  The Company previously applied APB No. 25 and related interpretations and provided the pro forma disclosures required by SFAS No. 123, “ Accounting for Stock-Based Compensation “ (“SFAS No. 123”).

Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

The pro forma effect of recognizing compensation expense pursuant to SFAS No. 123 for the three months ended March 31, 2005 was as follows (in thousands except per-share amounts):

Three Months Ended March 31, 2005
(restated)

Net loss as reported	$(18,723)
Adjustments:
Stock-based compensation expense included in net loss.	583
Stock-based compensation expense determined under the fair value method	(7,260)

Pro forma net loss	$(25,400)
Pro forma net loss per share:
Basic	$(0.59)

Diluted	$(0.59)

Net loss per share as restated:
Basic	$(0.43)

Diluted	$(0.43)

For purposes of this pro forma disclosure, the value of the options was estimated using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards. Due to the valuation allowance provided on our deferred tax assets, the Company has not recorded any tax benefits attributable to pro forma stock-based compensation.

Impact of Adoption of SFAS No. 123(R)

During the three months ended March 31, 2006 the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS No. 123(R). For these awards the Company recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures.  The adoption of SFAS No. 123(R) resulted in a one-time benefit of $314,000 related to unvested awards for which compensation expense had already been recorded.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended March 31, 2006 as recorded in accordance with SFAS No. 123(R)  (including the effect of the restatements)  (in thousands):

Three months Ended March 31, 2006

Cost of hardware product revenues.	$153
Research and development	1,610
Selling, general and administrative	3,050
Total costs and expenses	$4,813

The effect of recording additional stock-based compensation expense on basic and diluted net income per share was $0.10 per share for the three months ended March 31, 2006.

Valuation Assumptions

For purposes of the disclosure requirements of SFAS No. 123 and the requirements of SFAS No. 123(R), the Company estimates the fair value of stock options using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(restated)	(restated)

Average expected term (years)	5.7	4.0
Expected volatility	73%	72%
Risk-free interest rate	4.6%	3.7%
Dividend yield	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(restated)	(restated)

Average expected term (years)	1.25	1.25
Expected volatility	57%	55%
Risk-free interest rate	2.3%	2.9%
Dividend yield	0%	0%

Expected Term:  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The Company uses historical volatility in deriving its volatility assumption.  Management believes that historical volatility provides the most reliable indication of future volatility and is more reflective of market conditions.

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

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price
Balances, December 31, 2005	12,955,585	$16.32
Granted	74,360	$19.76
Exercised	(1,292,519)	$13.37
Canceled*	(1,231,177)	$24.90
Balances, March 31, 2006	10,506,249	$15.70

* Includes 1,060,536 underwater options exchanged for restricted shares and restricted stock units. See “Restricted Shares and Restricted Stock Units” below.

Significant option groups outstanding as of March 31, 2006 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at March 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic value (‘000)	Shares Underlying Options at March 31, 2006	Weighted Average Exercise Price	Aggregate Intrinsic value (‘000)

$0.00 to $9.99	975,070	5.36	$6.27	$15,220	744,599	$6.31	$11,596
$10.00 to $11.99	1,832,764	7.84	$10.62	20,639	841,650	$10.90	9,242
$12.00 to $14.99	2,252,985	6.84	$12.94	20,144	1,490,220	$12.76	13,584
$15.00 to $19.99	3,244,020	7.64	$17.10	15,519	1,738,627	$17.20	8,133
$20.00 to $25.99	1,803,029	6.97	$24.02	206	1,242,385	$23.87	166
$26.00 to $46.53	398,381	4.39	$28.75	—	398,131	$28.75	—
Total	10,506,249	7.05	$15.70	$71,728	6,455,612	$16.09	$42,721

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended March 31, 2006 was $11.09 per share.

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

As of March 31, 2006, the total unrecognized compensation cost related to stock options not yet recognized was $16.7 million after estimated forfeitures which are expected to be recognized over an estimated amortization period of four years.

The Company settles employee stock option exercises with newly issued common shares.

Stock Option Plans

As of March 31, 2006, the Company had outstanding options for the purchase of 10.5 million shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2002 Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of March 31, 2006, 1,673,272 shares remained available for the future grants and awards. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Equity Incentive Plan. On January 6, 2006, the Company filed a Tender Offer Statement with the Securities and Exchange Commission and commenced an offer to current employees to exchange outstanding options with exercise prices per share that were more than the greater of $20.00 and the closing sale price of Zoran common stock on the offer expiration date of February 6, 2006.  The exchange offer was approved by Zoran’s stockholders at their 2005 annual meeting. On February 6, 2006, the Company accepted for exchange options to purchase an aggregate of 1,060,536 shares of Zoran common stock having an exercise price greater than $22.48. Subject to the terms and conditions of the exchange, the Company granted 197,433 restricted shares of common stock or restricted stock units in exchange for the tendered options.  The shares of restricted stock and restricted stock units granted as part of this exchange vest over a period of two years.  None of the directors or executive officers was eligible for participation in the exchange offer.  This exchange was accounted as a modification under SFAS No. 123(R).  As of March 31, 2006, there was $0.7 million of total unrecognized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the vesting period of two to four years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding restricted shares and stock units	Weighted average grant- date fair value	Aggregate intrinsic value
			(in thousands)

Balances, December 31, 2005	65,333	$13.59	$888
Granted	197,433	$21.56	4,257
Vested	—	—	—
Forfeited	—	—	—
Balances, March 31, 2006	262,766	$19.58	$5,145

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

3.              Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
	(restated)	(restated)

Net income (loss)	$20,683	$(18,723)
Change in unrealized gain (loss) on investments, net	(878)	975
Total comprehensive income (loss)	$19,805	$(17,748)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities.

4.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Purchased parts and work in process	$19,082	$14,904
Finished goods	19,581	17,712
	$38,663	$32,616

5.              Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill is not amortized.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company performed the annual analysis as of September 30, 2005 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets ( restated) (in thousands):

		March 31, 2006			December 31, 2005
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(114,700)	$80,805	$195,505	$(105,088)	$90,417
Patents	3-5	40,265	(22,359)	17,906	40,265	(19,978)	20,287
Customer base	3-5	13,860	(7,738)	6,122	13,860	(7,123)	6,737
Tradename and others	3-5	3,350	(1,687)	1,663	3,350	(1,560)	1,790
Total		$252,980	$(146,484)	$106,496	$252,980	$(133,749)	$119,231

Estimated future intangible amortization expense, based on current balances, as of March 31, 2006 is as follows (in thousands):

Remaining nine months of 2006	$37,327
Year ending December 31, 2007	43,224
Year ending December 31, 2008	23,315
Year ending December 31, 2009	1,820
Year ending December 31, 2010	810
$106,496

Goodwill by reporting units was as follows (in thousands):

	March 31,	December 31,
	2006	2005
	(restated)	(restated)
Consumer	$173,023	$176,623
Imaging	5,639	6,039
	$178,662	$182,662

6.              Income Taxes

The provision for income taxes reflects the effective tax rate applied to earnings, excluding charges for amortization of intangible assets for the interim periods and a one-time charge of $6.7 million relating to the MediaTek settlement.  The effective tax rate differs from the U.S. statutory rate due to utilization of previously unbenefitted operating losses and State of Israel tax benefits on foreign earnings.  The provision is due primarily to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense.

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

Information about reported segment income or loss is as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
	(restated)	(restated)
Net revenues:
Consumer	$123,556	$52,976
Imaging	18,690	20,908
	$142,246	$73,884

Operating expenses:
Consumer	$87,615	$64,929
Imaging	15,184	14,934
	$102,799	$79,863
Contribution margin:
Consumer	$35,941	$(11,953)
Imaging	3,506	5,974
	$39,447	$(5,979)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(restated)	(restated)
Contribution margin from operating segments	$39,447	$(5,979)
Amortization of intangibles	12,735	12,330
Amortization of stock compensation resulting from business combinations	—	517
Total operating income (loss)	$26,712	$(18,826)

Zoran maintains operations in Canada, China, Germany, Israel, Japan, Korea, Taiwan, the United Kingdom and the United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

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

8.     Employee Benefit Plans

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other non-current assets. The severance pay expenses for the three months ended March 31, 2006 and 2005 were $46,000 and $62,000 respectively.

9.     Acquisitions

Oren Semiconductor, Inc.

On June 10, 2005, Zoran completed the acquisition of Oren Semiconductor, Inc. (“Oren”), a privately-held provider of demodulator ICs for the global high definition television market.  Prior to this acquisition, Zoran had made investments in Oren that represented a 17% ownership interest with a net book value of $3.4 million at the time of acquisition.  Under the terms of the acquisition agreement, Zoran acquired the remaining 83% of Oren’s outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which Zoran paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million, for total consideration of $41.3 million, to the other stockholders of Oren and to employees holding Oren options.  As part of the restatement, the Company considered the requirements under Accounting Principles Board Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the gains or losses on investment of the prior 17% ownership under the equity method of accounting.  Based on the Company’s analysis, the prior financial results of the Company were restated to record the loss on investment.

The primary purpose of the acquisition was to obtain Oren’s demodulator IC technology for the global high definition television market.  This technology was combined with Zoran’s digital television technology to deliver a complete and cost-effective system solution for digital television makers. As of March 31, 2006, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company incurred approximately $375,000 for acquisition-related expenses consisting of financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation. The results of operations of Oren have been included in the consolidated financial statements from the date of acquisition. The acquisition resulted in goodwill of approximately $33.9 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill will not be amortized and will be tested for impairment at least annually.  The Company does not expect goodwill to be deductible for tax purposes.

Allocation of the purchase price is as follows (restated) (in thousands):

Net liabilities acquired	$(941)
In process research and development	2,650
Intangible assets	9,100
Goodwill	33,897
$44,706

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

Year Ended December 31, 2005
(restated)

In thousands except for per share data:
Pro forma revenues	$396,737

Pro forma net income (loss)	$(33,024)

Pro forma net income (loss) per share:

Basic	$(0.75)

Diluted	$(0.75)

10.  Net Income (Loss) Per Share

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

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
	(restated)	(restated)

Net income (loss)	$20,683	$(18,723)

Weighted average shares outstanding	46,207	43,213
Effect of dilutive options and restricted stock units	2,280	—
Dilutive weighted average shares	48,487	43,213

Net income (loss) per share:
Basic	$0.45	$(0.43)
Diluted	$0.43	$(0.43)

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

11.  Legal Proceedings

U.S. Attorney and SEC Investigations:  On July 3, 2006, Zoran disclosed in a press release that it received a grand jury subpoena from the office of the U.S. attorney for the Northern District of California requesting documents from 1995 through the present referring to, relating to or involving stock options, and also received an informal inquiry from the SEC requesting documents related to Zoran’s stock option grants.  Zoran intends to cooperate fully in all government investigations.  These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and its officers and directors and the payment of significant fines and penalties by the Company and its officers and directors, which may adversely affect its results of operations and cash flow.  The Company cannot predict how long it will take to or how much more time and resources it will have to expend to resolve these government inquiries, nor can it predict the outcome of these inquiries. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Late SEC Filings and Nasdaq Delisting Proceedings Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, or its Annual Report on Form 10-K for the year ended December 31, 2006. As a result, the Company received Nasdaq Staff Determination letters dated August 14, 2006, November 15, 2006 and March 20, 2007 stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. A hearing before a Nasdaq Listing Qualifications Panel was held on September 27, 2006 and a decision to grant the Company’s request for continued listing on Nasdaq subject to certain conditions occurred on December 28, 2006.  The Company has appealed this decision, and the Nasdaq Listing Council has determined to stay the December 28, 2006 Panel decision, and any future Panel determinations to suspend Zoran’s securities from trading, pending further action from the Listing Council.  On March 2, 2007, the Company provided the Listing Council with an additional submission for its consideration regarding continued listing.  The Listing Council will review the matter on the basis of the written record.

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed litigation purporting to assert claims arising out of the historical accounting for stock options.

Zucker v. Zoran Corporation, et al..  On August 10, 2006, a securities class action complaint was filed against Zoran and certain of its officers and directors in the United States District Court, Northern District of California, alleging violations of federal securities laws.  The Court selected Middlesex Pension Fund as lead plaintiff and approved lead plaintiff’s selection of counsel for the class.  Plaintiff filed an amended complaint on February 1, 2007 and a second amended complaint on February 20, 2007.  On March 8, 2007, Defendants filed a motion to dismiss.  On March 20, 2007, lead plaintiff filed a notice voluntarily dismissing the action with prejudice as to the lead plaintiff.

NCEA-IBEW Pension Fund (The Decatur Plan) v. Galil, et al.  On June 12, 2006, a purported shareholder derivative action was filed by the Decatur Plan against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal and state securities laws and breaches of fiduciary duty.  On December 4, 2006, Decatur Plan filed a notice of voluntary dismissal.

Pfeiffer v. Zoran Corporation et al.  On September 7, 2006, a purported shareholder derivative action was filed by Milton Pfeiffer against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal securities laws and breaches of fiduciary duties.

Gerald del Rosario v. Aharon et al.  On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal securities laws and breaches of fiduciary duty.  On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action.  The Court selected del Rosario as lead plaintiff and approved lead plaintiff’s selection of counsel for the consolidated derivative action.  Plaintiffs filed a consolidated amended complaint on March 14, 2007.

Barone v. Gerzberg et al.; Durco v. Gerzberg et al.  On October 23, 2006, two purported shareholder derivative actions were filed by Moshe Barone and John Durco against Zoran as a nominal defendant and certain of its current and former officers and directors in the California Superior Court of Santa Clara County, alleging, inter alia, violations of state securities laws and breaches of fiduciary duty.  On January 24, 2007 the Court consolidated the Barone and Durco actions, appointed Messrs. Barone and Durco as co-lead plaintiffs and approved their selection of counsel for the consolidated derivative action.  Co-Lead Plaintiffs filed a consolidated amended complaint on March 26, 2007.

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4 million in principal, together with accrued interest then in the amount of approximately $525,000, under four separate convertible promissory notes.  On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004 in connection with a transaction involving the transfer to ArcSoft of rights related to a software product then under development and related agreements regarding the continued development and commercialization of the product.  On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  The hearing on our application for an attachment is currently scheduled for May 3, 2007.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees.

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

12.  Subsequent Events

On February 27, 2007, the Company elected to: (i) participate in the Internal Revenue Service remediation program 2007-18 and pay to the IRS, on behalf of affected and eligible employees (not including executive officers), their IRC 409A tax liabilities and penalties; (ii) participate in any similar remediation program that may be offered by any state for applicable state tax liabilities and penalties; (iii), act directly with any state not offering a similar remediation program to address any applicable tax liabilities and penalties on behalf of employees; and (iv) pay to such employees a “gross-up” payment to offset the associated federal and state income tax consequences.   The Company took this action because the vast majority of the holders of stock options issued by the Company that are now subject to re-measurement as a result of the Company’s option investigation were not involved in or aware of the stock option pricing determination.  Employees who exercised such options in 2006, other than executive officers at the time of option grant or entering into this program, will participate in this program.  The Company estimates that the total cash payments needed to deal with the adverse tax consequences of previously exercised discount priced options granted to non-officers will be approximately $0.8 million, which is expected to be recorded in 2007.

In addition, the Company may consider taking action to minimize the adverse tax consequences that may be incurred by the holders of unexercised discount options. Discount-priced stock options vesting after December 31, 2004 (“409A Affected Options”) subject U.S. option holders to a penalty tax under IRC Section 409A (and to similar penalty taxes under California and other state tax laws, as applicable). The Company may consider offering to amend the 409A Affected Options held by persons other than directors and executive officers to increase the exercise prices of those options to the market price of our common stock on the revised measurement date. The amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, the amendments for non-executives cannot be offered until after this Report is filed and do not need to be completed until December 31, 2007. The Company may also consider approving the payment of bonuses to holders of those amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid (but there is no assurance that the options will be exercised).  The Company has not estimated the expense of any such bonus payments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes a number of forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in “Part II, Item 1A. Risk factors” below. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The following information has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

Restatements

On July 3, 2006, the Company announced that, at the recommendation of the Audit Committee, the Board of Directors had created a special committee of independent directors (“Special Committee”) to conduct a review of our historical stock option practices. As a result of its investigation, the Special Committee found, among other things, that some of the original measurement dates used by the Company for option grants were not adequately supported by contemporaneous records, and therefore the measurement dates used by us for accounting purposes required adjustment. The Special Committee concluded that the evidence did not establish that the errors which it identified resulted from fraud or intentional misconduct by our current senior management.

Based on the Special Committee’s findings and its own review of the facts, the Board of Directors concluded that there was no fraud or intentional misconduct by any current member of senior management.  The Board also concluded that it has confidence in the integrity of the Company’s Chief Executive Officer, Dr. Levy Gerzberg, and the Company’s Chief Financial Officer, Mr. Karl Schneider.

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments, after tax, amounted to an additional stock-based compensation expense of $180,000 and $66,000 in the three months ended March 31, 2006 and 2005 respectively. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the amortization of stock-based compensation relating to a business combination in 2003.  The Company is also recording losses under Accounting Principles Board (“APB”) Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005.  These additional adjustments resulted in a cumulative expense of $1.3 million, including $0.2 million of tax expense, for the periods 2000 through 2005.

Through 2005, we applied APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under APB Opinion No. 25 (“APB No. 25”), non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price of our common stock on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options.  We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report.  To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) $180,000 for the three months ended March 31, 2006 under SFAS No. 123(R). The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”), the Company has organized the grants with respect to which an accounting adjustment is required into categories based on grant type and process by which the grant was finalized.  Based on the relevant facts and circumstances, the Company applied the relevant accounting standards to determine the measurement date for every grant within each category. The Company recorded accounting adjustments as required, resulting in stock-based compensation expense and related tax effects.  The Company organized the grants where adjustments were required as follows:

•      Company-wide option grants where optionees were added or grant amounts were changed after the option list was complete, or where insufficient contemporaneous documentation of the grant date exists.  For seven Company-wide refresh and retention grants made between 1998 and 2003, the Company determined that some employees who were omitted from the option grant list were added to the list after the stated

grant date, and that the number of shares covered by option grants to some employees was not finally determined until after the stated grant date.  Further, in 2001 and 2002, insufficient contemporaneous documentation of the stated grant date existed.  As a result of these issues, the Company restated its historical financial statements to increase stock-based compensation expense by approximately $6.3 million, recognized over the vesting periods of the relevant options.

•      Re-priced options.  In August 2002, after consideration of relevant information, the Compensation Committee rescinded its April 2002 grant, and its June 2002 grant, to executives and other key employees.  The Company thereafter reissued the grants in August 2002.  At the time, in consultation with our external advisors, we determined that these transactions did not require variable accounting.  As a result of the Special Committee review of our historical stock option practices, we have reassessed the circumstances surrounding these transactions with our external advisors and have determined that the grants should have been accounted for variably.  As a result, the Company restated its historical financial statements to increase stock-based compensation expense by a cumulative net amount of approximately $3.8 million, recognized over the vesting periods of these options.

•      Acquisition-related options.  The Company determined a grant given to retain employees hired in connection with an acquisition in October 2000 should have been accounted for variably.  As a result, the Company restated its historical financial statements to increase stock-based compensation expense by approximately $0.3 million, recognized over the vesting periods of these options.

•      Improper measurement dates for non-refresh stock option grants.  The Company revised the measurement dates for certain grants made to new hires and for promotional and other miscellaneous non-refresh grants made between 1997 and 2003 as a result of approvals that were obtained subsequent to the stated grant dates or as a result of administrative delays or errors and a small number of stock option grants to non-executives that were determined to have been established retrospectively. As a result, the Company restated its historical financial statements to increase stock-based compensation expense by approximately $1.3 million, recognized over the vesting periods of these options.

In the aggregate, we have recorded additional stock-based compensation expense for the periods 1997 through 2005 of approximately $11.7 million on stock option grants made from 1997 through 2003.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

Fiscal Year	Expense (Benefit)

1997	$190
1998	223
1999	123
2000	120
2001	1,385
2002	3,182
2003	5,299
Cumulative effect at December 31, 2003	10,522
2004	(1,476)
2005	2,623
$11,669

The cumulative effect of all of the restatements up through December 31, 2003 increased additional paid-in capital by $10.7 million from $703.8 million to $714.5 million, increased accumulated deficit by $9.0 million from $156.4 million to $165.4 million, and decreased total stockholders’ equity by $0.7 million from $534.3 million to $533.6 million. All the restatements of financial statements, financial data and related disclosures described in this report are collectively referred to in this report as the “restatements.”

In December 2006, the Company amended options to purchase approximately 218,000 shares of common stock held by Dr. Gerzberg and Mr. Schneider, to increase the exercise price of those options to the fair market value of the Company’s common stock on the revised measurement date so that these options are no longer subject to IRC Section 409A.

We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K.  Other than this report, we do not intend to amend any of our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatements.  We present restated quarterly financial information for each of the quarters in 2006 and 2005 in “Selected Quarterly Financial Information (Unaudited)” included in the Company’s Annual Report on Form 10-K for 2006.

The restatements did not have a material impact on our analysis of results of operations, financial position and changes in financial position included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our previously filed Quarterly Reports on Form 10-Q. Accordingly, we have not updated those discussions and analyses.

Internal Controls

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, the Company has concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of March 31, 2006 because management determined that as of March 31, 2006 the Company’s internal controls were effective.

For a more complete discussion of remedial measures and our controls and procedures, please refer to Item 4– Controls and Procedures.

The SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. In addition, the SEC may issue guidance on disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market.

As a result of the investigation of its historical stock option practices, we analyzed Zoran’s internal control over financial reporting for periods before January 1, 2003, and determined that the Company did not have sufficient safeguards in place to monitor its control practices regarding stock option pricing and related financial reporting and to foster an effective flow of information between those responsible for stock option pricing and those responsible for financial reporting. Inadequate training, communication and coordination in and among the Company’s human resources, stock administration, legal and finance functions prevented the Company from assuring that stock options were priced and accounted for correctly, primarily for the years 1997 through 2002.

From 2003 through 2005, in compliance with the Sarbanes-Oxley Act of 2002 and evolving accounting guidance, the Company implemented improved procedures, processes and systems to provide additional safeguards and greater internal control over its stock option granting and administration. These improvements included:

•                  Documenting and assessing the design and operation of internal controls;

•                  Segregating responsibilities, adding reviews and reconciliations, and redefining roles and responsibilities;

•                  Implementing a new equity accounting system and a new stock administration function; and

•                  Implementing, prior to the adoption of SFAS No. 123(R), the practice of using the receipt of the final Board or Compensation Committee approval as the grant and measurement date for stock option grants.

As a result of the recommendations of the Special Committee of our Board of Directors and deliberations of the Compensation Committee of our Board of Directors, we have adopted the following policies governing all stock option grants:

•                  All option grants must be approved by the Compensation Committee or the Board of Directors; the authority to approve option grants may not be delegated.

•                  Option grants (including officer, vice president, rank and file, promotional and new hire grants) are generally considered at regularly scheduled quarterly meetings of the Compensation Committee or the Board of Directors, and action may not be taken by unanimous written consent.

•                  Grants are generally effective as of the later of (i) the second trading day following the Company’s public announcement of its financial results for the preceding quarter or (ii) the date of the Board or committee meeting.

•                  Grants should be recorded promptly in the Company’s option accounting database, and grantees should receive prompt written notification of their grants.

•                  The annual focal review process will identify a specific date to complete the process of generating recommended grant amounts, after which the recommendations will be submitted to the Compensation Committee or the Board of Directors for approval.

•                  Board or committee minutes are to be drafted and circulated to directors for comment as soon as reasonably possible.

The Special Committee investigation and the Company’s related activities discovered no stock option grant after December 31, 2003 that required accounting adjustments.

Related Proceedings

U.S. Attorney and SEC Requests.  On July 3, 2006, Zoran disclosed in a press release that it received a grand jury subpoena from the office of the U.S. attorney for the Northern District of California requesting documents from 1995 through the present referring to, relating to or involving stock options, and also received an informal inquiry from the SEC requesting documents related to Zoran’s stock option grants.  Zoran intends to cooperate fully in all government inquiries or investigations.  There is no assurance that we will not be subject to inquiries related to our stock option grant practices by other federal, state or foreign regulatory agencies. All such inquiries are likely to require us to continue to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking injunctions, fines or other sanctions that could adversely affect our business and financial results.

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed under Part II—Item 1—Legal Proceedings above, certain persons and entities identifying themselves as shareholders of Zoran have filed class action complaints against the Company and derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to Zoran’s historical accounting for and disclosures related to stock options. There may be additional lawsuits of this nature filed in the future.  We cannot predict the outcome of any such litigation, or the amount of time and expenses that will be required to resolve them.  If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

Cost of Related Proceedings and Restated Financial Statements. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our own related review work, the preparation of the restated financial statements, the SEC and Department of Justice matters and inquiries from other government agencies, and the related litigation. We have recorded expenses of $5.8 million in aggregate through 2006 and we expect to incur additional costs in the future.

Restatement and Impact on Financial Statements

The following information has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant, and the calculation of amortization of stock-based compensation relating to a business combination in 2003.

For additional information, refer to “Note 2 – Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The income statement impact of the restatements are as follows (in thousands):

	Cumulative effect at December 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative effect at December 31, 2003
Net loss as previously reported	$(26,971)	$(47,354)
Additional compensation (expense) benefit resulting from improper measurement dates for stock option grants, net of tax	(11,669)	(2,623)	$1,476	$(10,522)
Other adjustments, net of tax	(1,374)	(678)	(2,230)	1,534
Total increase to net loss	(13,043)	(3,301)	(754)	(8,988)
Net loss, as restated		(30,272)	(48,108)

	Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997
Stock based compensation expense, as previously reported	$(6,281)	$(292)	$(544)	$(99)	$—	$—	$—
Additional compensation expense resulting from improper measurement dates for stock option grants	(5,299)	(3,182)	(1,385)	(120)	(123)	(223)	(190)
Stock based compensation expense, as restated	$(11,580)	$(3,474)	$(1,929)	$(219)	$(123)	$(223)	$(190)

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

Our cost of hardware product revenues consists primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations.  If we are unable to reduce our cost of hardware product revenues to offset anticipated decreases in average selling prices, our product gross margins will decrease.  We expect both product and customer mix to continue to fluctuate in future periods, causing fluctuations in margins.

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

We recognize software license revenues in accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP No. 97-2. Maintenance and support revenue is recognized ratably over the term of the arrangement.  We also receive royalty revenues based on per unit shipments of products embedding our software which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce taxable income for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

Recent Acquisition

Oren Semiconductor, Inc.

On June 10, 2005, we completed our acquisition of Oren Semiconductor, Inc. (“Oren”), a privately-held provider of demodulator ICs for the global high definition television market.  Prior to this acquisition, we had made investments in Oren that represented a 17% ownership interest with a net book value of $3.4 million at the time of acquisition. Under the terms of the acquisition agreement, we acquired the remaining 83% of Oren’s outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which we paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million, for total consideration of $41.3 million, to the other stockholders of Oren and to employees holding Oren options.  The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements.  In addition, we recorded losses under Accounting Principles Board Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting.  Accordingly, our results of operations for the three months ended March 31, 2006 include Oren’s operations for the full year; our results of operations for the year ended December 31, 2005 include Oren’s operations between June 10, 2005 and December 31, 2005 and $218,000 representing our portion of the losses incurred by Oren between January 1, 2005 and June 10, 2005; and our results of operations for the year ended December 31, 2004 do not include Oren’s operations.

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

Cost of Hardware Product Revenues

Cost of hardware product revenues was $53.7 million for the quarter ended March 31, 2006 compared to $37.0 million for the same period of 2005.  The increase in costs was primarily a result of the corresponding increase in hardware product revenues.  As a percentage of hardware product revenues, hardware product costs decreased from 62.6% for the three months ended March 31, 2005 to 54.1% for the three months ended March 31, 2006.  The decrease in hardware product costs as a percentage of hardware product revenues was primarily due to a change in product mix within the DVD product line to an increased percentage of lower cost products.

Research and Development

Research and development expenses were $24.2 million for the three months ended March 31, 2006, compared to $20.1 million for the same period of 2005. This increase was primarily attributed to stock-based compensation expenses of $1.6 million recorded in the current period as a result of the adoption of SFAS No. 123(R) and the inclusion of the operations of Oren which was acquired in June 2005.

Selling, General and Administrative

Selling, general and administrative expenses were $24.9 million for the three months ended March 31, 2006 compared to $22.8 million for the same period of 2005.  This increase was primarily attributed to stock-based compensation expenses of $3.0 million recorded under SFAS No. 123(R) in the current period, continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets and the inclusion of the Oren operations.  These increases were partially offset by a decrease in legal fees as a result of the settlement of our patent litigation with Mediatek, Inc.

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

Amortization of stock compensation resulting from business combinations

As a result of the adoption of SFAS No. 123(R) during the first quarter of 2006, we now record a charge for all stock-based compensation expenses as described in Note 2 to Condensed Consolidated Financial Statements.  As a result, we no longer record a separate charge for amortization of stock compensation resulting from business combinations.  For the three months ended March 31, 2005, we recorded a charge of $517,000 related to the amortization of stock compensation resulting from business combinations primarily as a result of stock options granted in connection with the Oak acquisition.

Interest and Other Income

Interest and other income was $2.8 million for the three month period ended March 31, 2006, compared to $103,000 for the same period of 2005.  This increase was a result of net gains in investments of $1.0 million recorded during the first quarter of 2006 as well as an increase in interest income as a result of our higher average cash and short term investment balances.

Provision for Income Taxes

We recorded a tax provision of $8.8 million for the three month period ended March 31, 2006.  We did not record a tax provision or benefit for the quarter ended March 31, 2005. Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce taxable income for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008. At March 31, 2006, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At March 31, 2006, we had $113.8 million of cash and cash equivalents and $104.1 million of short-term investments.  At March 31, 2006, we had $229.9 million of working capital.

Our operating activities generated cash of $52.5 million during the first quarter of 2006, primarily due to net income of $20.7 million and non-cash items such as amortization of $12.8 million, depreciation of $2.4 million and stock-based compensation expense of $4.8 million.  Cash provided by operations also increased due to a decrease of $7.7 million in accounts receivable due to the timing of collections and a net increase in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $10.1 million.  These increases were partially offset by a $6.0 million increase in inventories to meet the increasing demand for our products.

Cash used in investing activities was $35.0 million during the three months ended March 31, 2006, principally reflecting the net purchase of investments of $33.6 million. In addition we spent $1.2 million for property and equipment.

Cash provided by financing activities was $17.2 million during the three months ended March 31, 2006 due to proceeds received from issuances of common stock through exercises of employee stock options.

Net cash used in operating activities during the first three months of 2005 was $4.5 million.  While we recorded a net loss of $18.7 million, this loss included non-cash charges of $2.4 million for depreciation of property and equipment, $12.3 million for amortization and $583,000 for stock-based compensation.  Additional cash used in operating activities was a result of the changes in current assets and liabilities totaling $1.1 million.

Cash used in investing activities was $2.3 million during the three months ended March 31, 2005, reflecting the net purchase of investments of $780,000 and the purchases of $1.5 million of property and equipment.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of U.S. dollars compared to the New Israeli Shekel will increase our costs as expressed in U.S. dollars. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at March 31, 2006, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Management's Consideration of the Restatement

As disclosed in Note 2,"Restatement of Consolidated Financial Statements," to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K, we restated previously issued financial statements to record incremental non-cash stock based compensation charges under APB No. 25 in the amount of $11.7 million between 1997 and 2005 and an additional $0.4 million in 2006 under SFAS No. 123(R).  These accounting errors arose from the use of incorrect stock option grant measurement dates for grants made during the period 1997 to 2003.

In coming to the conclusion that our disclosure controls and procedures were effective as of March 31, 2006, management considered control deficiencies related to the stock option granting process that resulted in the need to restate our previously issued financial statements.

During fiscal year 2004 in compliance with the Sarbanes-Oxley Act of 2002, the Company implemented improved procedures, processes and systems to provide additional safeguards and greater internal control over its stock option granting and administration. These improvements included:

•                  Segregating responsibilities, adding reviews and reconciliations, and redefining roles and responsibilities in the human resources function;

•                  Upgrading systems and system controls that support the grant process and improving the accuracy and timeliness of accounting for grants, including robust documentation of grant approvals and usage of a hosted stock administration system; and

•                  Obtaining and training more qualified competent individuals in the human resources and stock administration function.

The Company believes that these changes remediated the historical control deficiency. Consequently, the stock option grant process did not constitute a control deficiency as of December 31, 2006.

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

U.S. Attorney and SEC Investigations:  On July 3, 2006, Zoran disclosed in a press release that it received a grand jury subpoena from the office of the U.S. attorney for the Northern District of California requesting documents from 1995 through the present referring to, relating to or involving stock options, and also received an informal inquiry from the SEC requesting documents related to Zoran’s stock option grants.  Zoran intends to cooperate fully in all government investigations.  These inquiries likely will require the Company to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and its officers and directors and the payment of significant fines and penalties by the Company and its officers and directors, which may adversely affect its results of operations and cash flow.  The Company cannot predict how long it will take to or how much more time and resources it will have to expend to resolve these government inquiries, nor can it predict the outcome of these inquiries. Also, there can be no assurance that other inquiries, investigations or actions will not be started by other United States federal or state regulatory agencies or by foreign governmental agencies.

Late SEC Filings and Nasdaq Delisting Proceedings Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. As a result, the Company received Nasdaq Staff Determination letters,  dated August 14, 2006, November 15, 2006 and March 20, 2007 stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. A hearing before a Nasdaq Listing Qualifications Panel was held on September 27, 2006 and a decision to grant the Company’s request for continued listing on Nasdaq subject to certain conditions occurred on December 28, 2006.  The Company has appealed this decision, and the Nasdaq Listing Council has determined to stay the December 28, 2006 Panel decision, and any future Panel determinations to suspend Zoran’s securities from trading, pending further action from the Listing Council.  On March 2, 2007, the Company provided the Listing Council with an additional submission for its consideration regarding continued listing.  The Listing Council will review the matter on the basis of the written record.

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed litigation purporting to assert claims arising out of the historical accounting for stock options.

Zucker v. Zoran Corporation, et al..  On August 10, 2006, a securities class action complaint was filed against Zoran and certain of its officers and directors in the United States District Court, Northern District of California, alleging violations of federal securities laws.  The Court selected Middlesex Pension Fund as lead plaintiff and approved lead plaintiff’s selection of counsel for the class.  Plaintiff filed an amended complaint on February 1, 2007 and a second amended complaint on February 20, 2007.  On March 8, 2007, Defendants filed a motion to dismiss.  On March 20, 2007, lead plaintiff filed a notice voluntarily dismissing the action with prejudice as to the lead plaintiff.

NCEA-IBEW Pension Fund (The Decatur Plan) v. Galil, et al.  On June 12, 2006, a purported shareholder derivative action was filed by the Decatur Plan against Zoran as a nominal defendant and certain of its  officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal and state securities laws and breaches of fiduciary duty.  On December 4, 2006, Decatur Plan filed a notice of voluntary dismissal.

Pfeiffer v. Zoran Corporation et al.  On September 7, 2006, a purported shareholder derivative action was filed by Milton Pfeiffer against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal securities laws and breaches of fiduciary duties.

Gerald del Rosario v. Aharon et al.  On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal securities laws and breaches of fiduciary duty.  On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action.  The Court selected del Rosario as lead plaintiff and approved lead plaintiff’s selection of counsel for the consolidated derivative action.  Plaintiffs filed a consolidated amended complaint on March 14, 2007.

Barone v. Gerzberg et al.; Durco v. Gerzberg et al.  On October 23, 2006, two purported shareholder derivative actions were filed by Moshe Barone and John Durco against Zoran as a nominal defendant and certain of its current and former officers and directors in the California Superior Court of Santa Clara County, alleging, inter alia, violations of state securities laws and breaches of fiduciary duty.  On January 24, 2007 the Court consolidated the Barone and Durco actions, appointed Messrs.

Barone and Durco as co-lead plaintiffs and approved their selection of counsel for the consolidated derivative action.  Co-Lead Plaintiffs filed a consolidated amended complaint on March 26, 2007.

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4 million in principal, together with accrued interest then in the amount of approximately $525,000, under four separate convertible promissory notes.  On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004 in connection with a transaction involving the transfer to ArcSoft of rights related to a software product then under development and related agreements regarding the continued development and commercialization of the product.  On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  The hearing on our application for an attachment is currently scheduled for May 3, 2007.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees.

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

Item 1A.   Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

The discovery that the appropriate measurement dates for financial accounting purposes of certain stock option grants differed from the recorded grant dates of those awards has had, and may continue to have, a material adverse effect on our financial results.

We cannot predict the outcome of the pending government inquiries or stockholder lawsuits, and we may face additional government actions, stockholder lawsuits and other legal proceedings related to our historical stock option practices and the remedial actions we have taken. All of these events have required us, and will continue to require us, to expend significant management time and incur significant accounting, legal, and other expenses. This could divert attention and resources from the operation of our business and adversely affects our financial condition and results of operations.

The independent investigation of our historical stock option practices and resulting restatements has been time consuming and expensive, and has had a material adverse effect on our financial performance.

The independent investigation of our historical stock option practices and resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $5.8 million in 2006 and we expect to incur additional costs in the future periods.  The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.  In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million).  As a result, our restated consolidated financial statements reflect a decrease in net income of $13.0 million for the period of 1997 to 2005.  The effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 resulted in a $2.4 million decrease in stockholders’ equity.

Ongoing government inquiries relating to our historical stock option practices are time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

The inquiries by the United States Attorney’s Office for the Northern District of California (“USAO”) and the United States Securities and Exchange Commission (“SEC”) into our historical stock option practices are ongoing. We have cooperated with the USAO and the SEC and intend to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices. These inquiries will likely require us to continue to expend significant management time and incur significant legal and other expenses, and could result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our financial condition, results of operations and cash flow.

We have not been in compliance with SEC reporting requirements and Nasdaq listing requirements and may continue to face compliance issues with both. If we are unable to remain in compliance with SEC reporting requirements and Nasdaq listing requirements, there may be a material adverse effect on us and our stockholders.

Due to the independent investigation and resulting restatements, in recent periods we were unable to file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market.  As a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months.  If the Nasdaq Listing and Hearing Review Council concludes that we are not in compliance with applicable listing requirements, then we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or non-employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

We have been named as a party to stockholder derivative and class action lawsuits relating to our historical stock option practices, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

In connection with our historical stock option practices and resulting restatements, a number of derivative actions were filed against certain of our current and former directors, officers and certain other individuals purporting to assert claims on Zoran’s behalf. In addition, a securities class action complaint was filed against us and certain of our current and former officers and our current directors, seeking damages related to our historical stock option practices. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant deductible on certain aspects of the coverage. In addition, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related government inquiries and litigation. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risks of additional lawsuits from former officers and employees in connection with our historical stock option practices, the resulting restatements, and the remedial measures we have taken.

In addition to the possibilities that there may be additional governmental actions and shareholder lawsuits against us, we may be sued or taken to arbitration by former officers and employees in connection with their stock options and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

We are required to include a report of management on internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting.  The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of March 31, 2006 because management determined that as of March 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

The SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. In addition, the SEC may issue guidance or disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the NASDAQ Global Select Market.

It may be difficult or costly to obtain director and officer liability insurance coverage as a result of our stock options problems.

We expect that the issues arising from our historical stock option grant practices and the related accounting will make it more difficult to obtain director and officer insurance coverage in the future.  If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the prices of our common stock.

Our historical operating results have varied significantly from period to period due to a number of factors, including:

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

•                  a downturn in the markets for our customers’ products, particularly the consumer electronics market;

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

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in the given quarter may affect our ability to meet that quarter’s revenue forecast.  In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands.  These forecasts are based on multiple assumptions.  If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

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

Our success for the foreseeable future will depend on demand for integrated circuits for a limited number of applications.

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

In the Imaging market, our performance has been dependent on our successful development and timely introduction of integrated circuits for printers and multi-function peripherals.  These markets are characterized by the incorporation of a steadily increasing level of integration and higher speeds on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the performance and features or reduce the prices of the systems they sell.  If we are unable to develop and introduce integrated circuits with increasing levels of integration, performance and new features at competitive prices, our operating results will suffer. The performance of our software licensing business is dependent on our ability to develop and introduce new releases of our software, which incorporate new or enhanced printing standards, as well as performance enhancements required by our OEM customers. If we are unable to develop and release versions of our software supporting required standards and offering enhanced performance, our operating results will suffer.

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

The markets in which we compete are intensely competitive and are characterized by rapid technological change, declining average unit selling prices and rapid product obsolescence.  We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly or provide higher performance or more desirable features than our products.  Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems.

Our existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technological, market, distribution and other resources.  These competitors may also have broader product lines and longer standing relationships with customers and suppliers than we have.

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS, LSI Logic, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Sunplus and Texas Instruments.  In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus.  Cirrus Logic (Crystal Semiconductor), Fujitsu, Freescale Semiconductor, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products.  Our principal competitors for digital semiconductor devices in the digital television market include Advanced Micro Devices, Broadcom, Renesas Technology, M-Star, Mediatek and ST Microelectronics.  Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, Genesis Microchip, NEC, Pixelworks and Trident Microsystems. Competitors in the Printer and Multifunction peripheral space include Sigmatel Inc., Marvell Semiconductor, TAK Imaging, Peerless Systems, Global Graphics and in-house captive suppliers.

We believe that growth of the DVD player market will be modest in the foreseeable future, and that continued strong competition will lead to further price reductions, and reduced profit margins. We also face significant competition in the digital Imaging and digital camera markets.  The future growth of both markets is highly dependent on OEMs continuing to outsource an increasing portion of their product development work. Many of our existing competitors, as well as OEM customers that are expected to compete with us in the future, have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have.  In addition, much of our future success is dependent on the success of our OEM customers.  If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

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

Our success will also depend on the successful development of new markets and the application and acceptance of new technologies and products in those new markets.  For example, our success will depend on the ability of our customers to develop new products and enhance existing products in the recordable DVD player market and products for the broadband digital television and HDTV markets and to introduce and promote those products successfully.  These markets may not continue to develop to the extent or in the time periods that we currently anticipate due to factors outside our control, such as delays in implementation of FCC 02-320 requiring all new televisions to include a digital receiver by February 2009. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be harmed.  The emergence of new markets for our products is also dependent in part upon third parties developing and marketing content in a format compatible with commercial and consumer products that incorporate our products.  If this content is not available, manufacturers may not be able to sell products incorporating our products, and our sales would suffer.

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

During 2006, only 7% of our total revenues were derived from North America sales.  We anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future.  In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

Because we have significant operations in Israel, our business and future operating results could be harmed by future terrorist activity or military conflict.

We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ approximately 390 people.  We also conduct a portion of our sales and marketing operations at our Haifa facility. We have an additional 16,100 square foot facility in Kfar Netter, Israel, where we conduct research and development activities.

Haifa was a principal target in the recent armed conflict in Northern Israel, and, accordingly, our facility and personnel in Haifa were at significant risk during that conflict.  Although we suffered no damage to our facilities or injury to our personnel during the recent conflicts, significant damage to our facilities in Israel, injury of our employees working there, or damage to the Israeli business or transportation infrastructure as a result of future military conflict or terrorist activity could materially affect our operations in Israel and harm our business.  In addition, some of our employees in Israel serve in the military reserve. Any prolonged absence of a substantial number of these employees could materially harm our business.

In addition to their impact on our operations in Israel, military conflict in the Middle East or future terrorist activities there or elsewhere in the world could harm our business as a result of a disruption in commercial activity affecting international commerce or a general economic slowdown and reduced demand for consumer electronic products.

The Israeli rate of inflation may negatively impact our costs if it exceeds the rate of devaluation of the New Israeli shekel against the United States dollar.

A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of United States dollar compared to the New Israeli Shekel will increase our costs as expressed in United States dollars.  To date, we have not engaged in hedging transactions.  In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against the New Israeli Shekel.  These measures may not adequately protect us from the impact of inflation in Israel.

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

Our products are technologically complex.  Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems.  As a result, our sales processes are often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products.  The sales cycles of our products often last for many months.  Longer sales cycles require us to invest significant resources in attempting to make sales and delay the generation of revenue.

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

We generally do not enter into long-term purchase contracts with our customers, and we cannot be certain as to future order levels from our customers.  Customers generally purchase our products subject to cancelable short-term purchase orders.  We cannot predict whether our current customers will continue to place orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products.  When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer.  Early termination by one of our major customers would harm our financial results.

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

We have generally limited access to and distribution of the source and object code of our software and other proprietary information.  With respect to our page description language software, SOC platform firmware and drivers for the digital office market and in limited circumstances with respect to firmware on SCS products, firmware and platforms for our DTV, DVDR products, we grant licenses that give our customers access to and restricted use of the source code of our software.  This access increases the likelihood of misappropriation or misuse of our technology.

Claims and litigation regarding intellectual property rights could seriously harm our business and require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  In the past, Zoran has been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran have been parties to a number of patent-related lawsuits, both as plaintiff and defendant.  We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights.  Claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement.  Future litigation against us, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights.  These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention.  Future intellectual property litigation could force us to do one or more of the following:

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

We rely on licenses to use various technologies that are material to our products.  We do not own the patents that underlie this license.  Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to our abiding by the terms of the licenses.  Under the license agreements we must fulfill confidentiality obligations and pay royalties.  If we fail to abide by the terms of the license, we would be unable to sell and market the products under license.  In addition, we do not control the prosecution of the patents subject to this license or the strategy for determining when such patents should be enforced.  As a result, we are dependent upon our licensor to determine the appropriate strategy for prosecuting and enforcing those patents.

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our future net income and cash flow will be affected by our ability to apply our net operating losses, or NOLs, against taxable income in future periods. Our NOLs totaled approximately $185 million for federal and $36 million for state tax reporting purposes as of December 31, 2006. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances.  During 2006 we reduced the NOL deferred tax asset for amounts which we believe will expire before they become available for utilization. Changes in tax laws in the United States may further limit our ability to utilize these NOLs.  Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. While we believe our tax reserves adequately provide for any tax contingencies, the ultimate outcomes of any future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our operating results and financial position.

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

•                  use a significant amount of our cash;

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.

We may need additional funds to execute our business plan, and if we are unable to obtain such funds, we will not be able to expand our business as planned.

We may require substantial additional capital to finance our future growth, secure additional foundry capacity and fund our ongoing research and development activities during 2007 and beyond.  Our capital requirements will depend on many factors, including:

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2005 and March 31, 2006, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $8.97 to a high of $22.48.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

•      results of regulatory investigations;

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

Item 6.  Exhibits

10.48(1)	Amended Summary of Compensation Arrangements with Named Executive Officers and Non Employee Directors
10.15(2)*	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek, Inc.
10.16(3)*	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1)    Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K Current Report filed on March 31, 2006.

(2)    Incorporated by reference to Exhibit 10.54 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

(3)    Incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

*       Confidential treatment has been requested with respect to portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: April 19, 2007	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(principal financial officer and principal accounting officer)