Form 10-Q
period 2006-06-30
ZORAN CORP \DE\
filed 2007-04-20
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☒   Accelerated filer   ☐   Non accelerated-filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 7, 2006, there were outstanding 49,331,986 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

i

EXPLANATORY NOTE REGARDING RESTATEMENTS

In this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 we have restated our condensed consolidated financial statements for the three and six months ended June 30, 2005, and the related disclosures. The restatements reflected in this report include adjustments arising from an independent investigation of Zoran’s historical stock option practices and related accounting for option grants.  For more information on these matters, including a detailed discussion of the effect of the restatement, please refer to Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

ii

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements (Unaudited):

ZORAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2006	December 31, 2005
		(Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$89,357	$78,856
Short-term investments	175,634	70,490
Accounts receivable, net	60,615	70,174
Inventories	47,940	32,616
Prepaid expenses and other current assets	9,546	11,746
Total current assets	383,092	263,882
Property and equipment, net	14,537	16,057
Other assets and investments	22,180	20,799
Goodwill	178,662	182,662
Intangible assets, net	93,761	119,231
	$692,232	$602,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,429	$38,999
Accrued expenses and other liabilities	50,563	54,769
Total current liabilities	95,992	93,768
Other long-term liabilities	12,828	11,939
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2006 and December 31, 2005; 49,304,376 shares issued and outstanding as of June 30, 2006; and 45,426,912 shares issued and outstanding as of December 31, 2005	49	45
Additional paid-in capital	799,252	738,253
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive income	2,488	3,057
Accumulated deficit	(218,377)	(243,838)
Total stockholders’ equity	583,412	496,924
	$692,232	$602,631

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)(1)		(Restated) (1)

Revenues:
Hardware product revenues	$108,236	$80,897	$207,405	$139,899
Software and other revenues	14,069	14,182	26,978	29,064
License revenues related to litigation settlement	5,624	—	35,792	—
Total revenues	127,929	95,079	270,175	168,963

Costs and expenses:
Cost of hardware product revenues	60,355	45,376	114,005	82,311
Research and development.	25,226	21,523	49,474	41,610
Selling, general and administrative	30,109	24,753	55,010	47,594
Amortization of intangible assets	12,735	12,431	25,470	24,761
Amortization of stock-based compensation resulting from business combinations	—	457	—	974
In process research and development	—	2,650	—	2,650
Total costs and expenses	128,425	107,190	243,959	199,900

Operating income (loss)	(496)	(12,111)	26,216	(30,937)

Interest income	2,867	553	4,460	1,080

Other income (loss), net	(416)	(217)	777	(641)

Income (loss) before income taxes	1,955	(11,775)	31,453	(30,498)

Provision (benefit) for income taxes	(2,824)	—	5,991	—

Net income (loss)	$4,779	$(11,775)	$25,462	$(30,498)

Basic net income (loss) per share	$0.10	$(0.27)	$0.54	$(0.70)

Diluted net income (loss) per share	$0.09	$(0.27)	$0.51	$(0.70)

Shares used to compute basic net income (loss) per share	48,461	43,707	47,341	43,460

Shares used to compute diluted net income (loss) per share	51,311	43,707	50,028	43,460

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(Restated)(1)
Cash flows from operating activities:
Net income (loss)	$25,462	$(30,498)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	4,763	5,056
Amortization	25,507	24,788
Stock-based compensation expense	9,959	1,692
In process research and development	—	2,650
Changes in current assets and liabilities:
Accounts receivable	9,559	(8,215)
Inventories	(15,324)	24,893
Prepaid expenses and other current assets and other assets	(123)	(1,036)
Accounts payable	6,430	4,275
Accrued expenses and other liabilities, goodwill and other long term liabilities	682	459
Net cash provided by operating activities	66,915	24,064

Cash flows from investing activities:
Purchases of property and equipment	(3,243)	(4,355)
Purchases of investments	(237,756)	(4,300)
Proceeds from sales and maturities of investments	132,948	25,080
Acquisition of Oren Semiconductor, Inc. net of cash acquired	—	(27,567)
Net cash used in investing activities	(108,051)	(11,142)

Cash flows from financing activities:
Proceeds from issuance of common stock	51,637	3,068
Net cash provided by financing activities	51,637	3,068

Net increase in cash and cash equivalents	10,501	15,990

Cash and cash equivalents at beginning of period	78,856	37,435

Cash and cash equivalents at end of period	$89,357	$53,425

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.

Revenues

Revenues for the three and six month periods ended June 30, 2006 include $5.6 million and $35.8 million, respectively, in license payments related to the settlement of litigation, net of withholding tax and amounts paid to holders of rights under certain patents involved in the litigation and amounts payable as legal fees. The license agreements provide for additional cash royalty payments of up to $30.0 million payable in eleven quarterly installments which are recorded as software and other revenues when actual cash payments are received, net of amounts paid to holders of rights under certain patents involved in the litigation and amounts payable as legal fees. Accordingly, the Company recorded $1.0 million as software and other revenues during the three months ended June 30, 2006 and as of June 30, 2006, up to $14.3 million in future royalty payments were payable to Zoran under these agreements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) published FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the Company in fiscal years beginning January 1, 2007. The impact of the provisions of this Interpretation on the Company’s retained earnings is expected to be less than $5 million.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No.155”).  SFAS No. 155 permits fair value remeasurement for hybrid financial instruments containing an embedded derivative which otherwise requires bifurcation.  This statement is effective for all financial instruments acquired or issued by the Company after January 1, 2007.  The Company anticipates that the adoption of SFAS No. 155 will not have a material impact on its condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” an Amendment of SFAS 123 (“SFAS No. 123(R)”).  SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Effective January 1, 2006, the Company adopted SFAS No. 123(R) on a modified prospective basis. As a result, the Company began to include stock-based compensation costs in its results of operations beginning with the quarter ended March 31, 2006.  See Note 3 “Stock-Based Compensation”.

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

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments, after tax, amounted to an additional stock-based compensation expense of $180,000 and $652,000 in the three months ended June 30, 2006 and 2005 and $360,000 and $718,000 in the six months ended June 30, 2006 and 2005 respectively. There was no tax impact of these additional expenses due to full valuation allowance on our tax assets.

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

Through 2005, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations, and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based, Compensation-Transition and Disclosure.”  Under APB No. 25, non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R).  As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options.  We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report.  To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) $180,000 and $360,000 for the three months and six months ended June 30, 2006 under SFAS No. 123(R). The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

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

We have not amended, and we do not intend to amend, any of our previously filed Annual Reports on Form 10-K.  We have amended our Quarterly Report for the period ended March 31, 2006 concurrent with the filing of our Annual Report on Form 10-K, and we do not intend to amend any of our other previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatements.

The impact of the restatements on the interim periods of each of the first three quarters of 2006 and each of the quarters of 2005 are disclosed in “Selected Quarterly Financial Information (Unaudited)” included in this report.

Restatement and Impact on Financial Statements

The income statement impact of the restatements are as follows (in thousands):

	Cumulative effect at December, 31, 2005	Year Ended December 31 2005	Year Ended December 31, 2004	Cumulative effect at December, 31, 2003
Net loss, as previously reported		$(26,971)	$(47,354)
Additional compensation (expense) benefit resulting from improper measurement dates for stock option grants, net of tax	$(11,669)	(2,623)	1,476	$(10,522)
Other adjustments, net of tax	(1,374)	(678)	(2,230)	1,534
Total increase to net loss	(13,043)	(3,301)	(754)	(8,988)
Net loss, as restated		(30,272)	(48,108)

	Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997
Stock based compensation expense, as previously reported	$(6,281)	$(292)	$(544)	$(99)	$—	$—	$—
Additional compensation (expense) resulting from improper measurement dates for stock option grants	(5,299)	(3,182)	(1,385)	(120)	(123)	(223)	(190)
Stock based compensation expense, as restated	$(11,580)	$(3,474)	$(1,929)	$(219)	$(123)	$(223)	$(190)

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

The restatement adjustments did not affect the Company’s previously reported cash and cash equivalents and investments balances. The following presents the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheets as of December 31, 2005, and Statements of Operations and Statements of Cash Flows for the three and six months ended June 30, 2005.

ZORAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

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

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months Ended			Six months Ended
	June 30, 2005			June 30, 2005
	As previously reported	Adjust- ments (1)	As restated	As previously reported	Adjust- ments (1)	As restated

Revenues:
Hardware product revenues	$80,897	$—	$80,897	$139,899	$—	$139,899
Software and other revenues	14,182	—	14,182	29,064	—	29,064
Total revenues	95,079	—	95,079	168,963	—	168,963
Costs and expenses:
Cost of hardware product revenues*	45,236	140	45,376	82,200	111	82,311
Research and development*	21,321	202	21,523	41,421	189	41,610
Selling, general and administrative*	24,318	435	24,753	47,492	102	47,594
Amortization of intangible assets	12,431	—	12,431	24,761	—	24,761
Amortization of stock-based compensation resulting from business combinations	457	—	457	974	—	974
In-process research and development	2,650	—	2,650	2,650	—	2,650
Total costs and expenses	106,413	777	107,190	199,498	402	199,900
Operating loss	(11,334)	(777)	(12,111)	(30,535)	(402)	(30,937)
Interest income	572	(19)	553	1,107	(27)	1,080
Other income (loss), net	(293)	76	(217)	(423)	(218)	(641)
Loss before income taxes	(11,055)	(720)	(11,775)	(29,851)	(647)	(30,498)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(11,055)	$(720)	$(11,775)	$(29,851)	$(647)	$(30,498)
Basic net loss per share	$(0.25)	$(0.02)	$(0.27)	$(0.69)	$(0.01)	$(0.70)
Diluted net loss per share	$(0.25)	$(0.02)	$(0.27)	$(0.69)	$(0.01)	$(0.70)
Shares used to compute basic net loss per share	43,707		43,707	43,460		43,460
Shares used to compute diluted loss per share	43,707		43,707	43,460		43,460

*                    includes the following amounts related to employee equity awards

Cost of hardware product revenues	$—	$14	$14	$—	$16	$16
Research and development	$—	$203	$203	$—	$223	$223
Selling, general and administrative	$—	$435	$435	$—	$479	$479

(1)             In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company has recorded additional non-cash adjustments that were considered to be immaterial to our previously filed consolidated financial statements relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant, and the amortization of stock-based compensation relating to a business combination in 2003.  In addition, the Company is also recording losses under APB No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30, 2005
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(29,851)	$(647)	$(30,498)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	5,056	—	5,056
Amortization	24,761	27	24,788
Stock-based compensation expense	974	718	1,692
In-process research and development	2,650	—	2,650
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,215)	—	(8,215)
Inventory	24,893	—	24,893
Prepaid expenses and other current assets and other assets	(1,124)	88	(1,036)
Accounts payable	4,275	—	4,275
Accrued expenses and other liabilities, goodwill and other long term liabilities	645	(186)	459
Net cash provided by operating activities	24,064	—	24,064
Cash flows from investing activities:
Purchases of property and equipment	(4,355)	—	(4,355)
Purchases of investments	(4,300)		(4,300)
Proceeds from sales and maturities of investments	25,080	—	25,080
Acquisition of Oren Semiconductor, Inc., net of cash acquired	(27,567)	—	(27,567)
Net cash used in investing activities	(11,142)	—	(11,142)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,068	—	3,068
Net cash provided by financing activities	3,068		3,068
Net increase in cash and cash equivalents	15,990	—	15,990
Cash and cash equivalents at beginning of period	37,435	—	37,435
Cash and cash equivalents at end of period	$53,425	$—	$53,425

3.                  Stock-Based Compensation

Effective January 1, 2006, Zoran adopted SFAS No. 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.  The Company previously applied APB No. 25 and related interpretations and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”

The pro forma effect of recognizing compensation expense pursuant to SFAS No. 123 for the three and six month periods ended June 30, 2005 was as follows (in thousands except per-share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(Restated)	(Restated)

Net loss attributable to common stockholders	$(11,775)	$(30,498)

Add:
Stock-based compensation expense included in loss	1,109	1,692

Total stock-based compensation expense determined under the fair value method	(7,907)	(15,167)

Pro forma net loss attributable to common stockholders	$(18,573)	$(43,973)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.42)	$(1.01)
Diluted	$(0.42)	$(1.01)

Net loss per share as restated attributable to common stockholders:
Basic	$(0.27)	$(0.70)
Diluted	$(0.27)	$(0.70)

For purposes of this pro forma disclosure, the expense recognized was estimated using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards. Due to the valuation allowance provided on our deferred tax assets, the Company has not recorded any tax benefits attributable to pro forma stock-based compensation.

Impact of Adoption of SFAS No. 123(R)

During the three and six month periods ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS No. 123(R). For these awards, the Company recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures.  The adoption of SFAS No. 123(R) resulted in a one-time benefit of $314,000 related to unvested awards for which compensation expense had already been recorded.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and six month periods ended June 30, 2006 as recorded in accordance with SFAS No. 123(R) (including the effect of the restatements) (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of hardware product revenues	$138	$291
Research and development	1,444	3,054
Selling, general and administrative	3,564	6,614
Total costs and expenses	$5,146	$9,959

The effect of recording stock-based compensation expense on basic and diluted net income (loss) per share was $0.10 and $0.09 for the three months ended June 30, 2006 and $0.20 and $0.18 per share for the six months ended June 30, 2006.

Valuation Assumptions

For purposes of the disclosure requirements of SFAS No. 123 and the requirements of SFAS No. 123(R), the Company estimates the fair value of stock options using the Black-Scholes valuation model using the following weighted-average assumptions (as restated):

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average expected term (years)	5.7	3.9	5.7	4.0
Expected volatility	72%	70%	72%	71%
Risk-free interest rate	5.0%	3.8%	4.8%	3.8%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Average expected term (years)	1.25	1.25	1.25	1.25
Expected volatility	57%	41%	57%	48%
Risk-free interest rate	2.3%	3.2%	2.3%	3.1%
Dividend yield	0%	0%	0%	0%

Expected Term:  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  For the three and six months ended June 30, 2006, the Company used historical volatility in deriving its volatility assumption.  Management believes that historical volatility appropriately reflects the market’s expectations of future volatility.

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

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price
Balances, December 31, 2005	12,955,585	$16.32
Granted	286,770	$21.79
Exercised	(3,613,491)	$13.62
Canceled*	(1,317,881)	$24.37
Balances, June 30, 2006	8,310,983	$16.40

* Includes 1,060,536 underwater options exchanged for restricted shares and restricted stock units. See “Restricted Shares and Restricted Stock Units” below.

Significant option groups outstanding as of June 30, 2006 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at June 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic value (‘000)	Shares Underlying Options at June 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic value (‘000)

$0.00 to $9.99	612,620	5.45	$6.23	$11,092	447,949	4.98	$6.41	$8,030
$10.00 to $11.99	1,431,648	7.91	$10.56	19,723	1,431,648	7.91	$10.56	19,723
$12.00 to $14.99	1,660,797	6.84	$13.00	18,826	1,279,018	6.18	$12.80	14,758
$15.00 to $19.99	2,412,127	7.54	$17.09	17,477	1,934,823	7.40	$17.10	14,016
$20.00 to $25.99	1,799,195	7.14	$24.06	973	1,566,531	6.76	$24.21	649
$26.00 to $46.53	394,596	4.29	$28.59	—	385,631	4.16	$28.61	—

Total	8,310,983	7.07	$16.40	$68,091	7,045,600	6.81	$16.52	$57,176

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months and six months ended June 30, 2006 was $12.65 and $12.21 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.34 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of June 30, 2006 was 5.6 million.

The total intrinsic value of options exercised during the three months and six months ended June 30, 2006 was $31.3 million and $40.2 million, respectively.  The total cash received from employees as a result of employee stock option exercises during the three months and six months ended June 30, 2006 was approximately $32.0 million and $49.2 million, respectively.  In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

As of June 30, 2006, the total unrecognized compensation cost related to stock options not yet recognized was $14.7 million after estimated forfeitures which are expected to be recognized over an estimated amortization period of four years.

The Company settles employee stock option exercises with newly issued common shares.

Stock Option Plans

As of June 30, 2006, the Company had outstanding options for the purchase of 8.3 million shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2002 Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of June 30, 2006, 3,988,798 shares remained available for future grants and awards. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. On January 6, 2006, the Company filed a Tender Offer Statement with the Securities and Exchange Commission and commenced an offer to current employees to exchange outstanding options with exercise prices per share that were more than the greater of $20.00 and the closing sale price of Zoran common stock on the offer expiration date of February 6, 2006.  The exchange offer was approved by Zoran’s stockholders at their 2005 annual meeting. On February 6, 2006, the Company accepted for exchange options to purchase an aggregate of 1,060,536 shares of Zoran common stock having an exercise price greater than $22.48. Subject to the terms and conditions of the exchange, the Company granted 197,433 restricted shares of common stock or restricted stock units in exchange for the tendered options.  The shares of restricted stock and restricted stock units granted as part of this exchange vest over a period of two years.  None of the directors or executive officers was eligible for participation in the exchange offer.  This exchange was accounted as a modification under SFAS No. 123(R).  As of

June 30, 2006, there was $0.5 million of total unreocgnized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the vesting period of two to four years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding restricted shares and stock units	Weighted average grant- date fair value

Balances, December 31, 2005	65,333	$13.59
Granted	197,433	$21.56
Vested	—	—
Forfeited	(2,889)	$(21.56)
Balances, June 30, 2006	259,877	$19.56

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  During the quarter ended June 30, 2006, 263,349 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $9.16 per share.  As of June 30, 2006, 2,311,447 shares were reserved and available for issuance under this plan.

3.              Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS No. 130 (“Reporting Comprehensive Income”).  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated)		(restated)

Net income (loss)	$4,779	$(11,775)	$25,462	$(30,498)
Change in unrealized gain (loss) on investments, net	309	602	(569)	1,577
Total comprehensive income (loss)	$5,088	$(11,173)	$24,893	$(28,921)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities.

4.              Short-term investments

The Company’s portfolio of short-term investments at June 30, 2006 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$50,451	$2	$(219)	$50,234
U.S. government securities	19,069	6	(67)	19,008
Auction rate securities	88,525	—	—	88,525
Foreign bonds	13,481	—	(37)	13,444
Total fixed income securities	171,526	8	(323)	171,211
Publicly traded equity securities	1,619	2,804	—	4,423

Total	$173,145	$2,812	$(323)	$175,634

The Company’s portfolio of marketable securities at December 31, 2005 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$26,211	$—	$(151)	$26,060
U.S. government securities	20,000	—	(151)	19,849
Auction rate securities	15,125	—	—	15,125
Foreign bonds	4,474	—	(6)	4,468
Total fixed income securities	65,810	—	(308)	65,502
Publicly traded equity securities	1,623	3,365	—	4,988

Total	$67,433	$3,365	$(308)	$70,490

The following table summarizes the maturities of the Company’s fixed income securities at June 30, 2006 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$59,219	$59,008
Due in 1 to 2 years	14,528	14,457
Due in 2 to 5 years	9,254	9,221
Greater than 5 years*	88,525	88,525

Total fixed income securities	$171,526	$171,211

*Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over 5 years.

5.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Purchased parts and work in process	$24,509	$14,904
Finished goods	23,431	17,712
	$47,940	$32,616

6.              Goodwill and Other Intangible Assets

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

Components of Acquired Intangible Assets (in thousands):

		June 30, 2006			December 31, 2005 (restated)
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(124,313)	$71,192	$195,505	$(105,088)	$90,417
Patents	3-5	40,265	(24,739)	15,526	40,265	(19,978)	20,287
Customer base	3-5	13,860	(8,353)	5,507	13,860	(7,123)	6,737
Tradename and others	3-5	3,350	(1,814)	1,536	3,350	(1,560)	1,790

Total		$252,980	$(159,219)	$93,761	$252,980	$(133,749)	$119,231

Estimated future intangible amortization expense, based on current balances, as of June 30, 2006 is as follows (in thousands):

Remaining six months of 2006	$24,592
Year ending December 31, 2007	43,224
Year ending December 31, 2008	23,315
Year ending December 31, 2009	1,820
Year ending December 31, 2010	810
$93,761

Goodwill by reporting units was as follows (in thousands):

	June 30,	December 31,
	2006	2005
		(restated)

Consumer	$173,023	$176,623
Imaging	5,639	6,039

	$178,662	$182,662

7.              Income Taxes

The provision for income taxes reflects the effective tax rate applied to earnings, excluding charges for amortization of intangible assets for the interim periods, a one-time charge of $4.3 million relating to the MediaTek settlement and a benefit of $0.7 million related to the closure of a domestic income tax audit.  The effective tax rate differs from the U.S. statutory rate due to utilization of previously unbenefitted operating losses and State of Israel tax benefits on foreign earnings.  The provision is due primarily to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense.

8.              Segment Reporting

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

Information about reported segment income or loss is as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net revenues:
Consumer	$109,760	$72,110	$233,316	$125,086
Imaging	18,169	22,969	36,859	43,877
	$127,929	$95,079	$270,175	$168,963

Operating expenses:
Consumer	$99,360	$75,681	$186,975	$140,610
Imaging	16,330	15,971	31,514	30,905
	$115,690	$91,652	$218,489	$171,515

Contribution margin:
Consumer	$10,400	$(3,571)	$46,341	$(15,524)
Imaging	1,839	6,998	5,345	12,972
	$12,239	$3,427	$51,686	$(2,552)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Contribution margin from operating segments	$12,239	$3,427	$51,686	$(2,552)
Amortization of intangibles	12,735	12,431	25,470	24,761
Amortization of stock compensation resulting from business combinations	—	457	—	974
In process research and development	—	2,650	—	2,650
Total operating income (loss)	$(496)	$(12,111)	$26,216	$(30,937)

Zoran maintains operations in Canada, China, Germany, Israel, Japan, Korea, Taiwan, United Kingdom and the United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue from unaffiliated customers originating from:
China	$46,948	$40,584	$86,553	$68,549
Japan	27,631	27,667	54,995	51,713
Korea	6,756	4,434	15,318	8,344
Taiwan	28,380	9,929	82,088	15,332
United States	11,077	6,770	18,195	12,380
North America (excluding United States)	26	419	38	1,112
Other	7,111	5,276	12,988	11,533
Total revenues	$127,929	$95,079	$270,175	$168,963

For the three months ended June 30, 2006, two customers accounted for 11% and 13% of total revenues, respectively.  For the same period of 2005, one customer accounted for 11% of total revenues.  For the six months ended June 30, 2006, one customer accounted for 14% of total revenues attributable to the license revenues related to litigation settlement and one other customer accounted for 10% of total revenues.  For the same period of 2005, no customer accounted for more than 10% of total revenues.

As of June 30, 2006, one customer accounted for approximately 16% of total net accounts receivable, and as of December 31, 2005 one customer accounted for approximately 14% of the net accounts receivable balance.

 9. Employee Benefit Plans

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other non-current assets. The severance pay expenses for the three and six months ended June 30, 2006 were $489,000 and $535,000 respectively.  The severance pay expenses for the three and six months ended June 30, 2005 were $ Nil and $62,000 respectively.

10.  Acquisition

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

The primary purpose of the acquisition was to obtain Oren’s demodulator IC technology for the global high definition television market.  This technology was combined with Zoran’s digital television technology to deliver a complete and cost-effective system solution for digital television makers. As of June 30, 2006, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

The transaction was accounted for under SFAS No. 141, “Business Combinations,” using the purchase method of accounting.  The Company incurred approximately $375,000 for acquisition-related expenses consisting of financial advisory, legal and other consulting services.  The Company completed a valuation analysis and purchase price allocation. The results of operations of Oren have been included in the consolidated financial statements from the date of acquisition. The acquisition resulted in goodwill of approximately $33.9 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually.  The Company does not expect goodwill to be deductible for tax purposes.

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

11.   Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  The dilutive effect of outstanding options and restricted stock for the three and six month periods ended June 30, 2006 is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R).

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)

Net income (loss)	$4,779	$(11,775)	$25,462	$(30,498)

Weighted average shares outstanding	48,461	43,707	47,341	43,460
Effect of dilutive options and restricted stock units	2,850	—	2,687	—
Dilutive weighted average shares	51,311	43,707	50,028	43,460

Net income (loss) per share:
Basic	$0.10	$(0.27)	$0.54	$(0.70)
Diluted	$0.09	$(0.27)	$0.51	$(0.70)

Options to purchase 1,606,000 and 10,656,000 shares of common stock were excluded from the computation of diluted net income (loss) per share for the three months ended June 30, 2006 and 2005, respectively, as these shares would have had an anti-dilutive effect.

Options to purchase 2,398,000 shares and 10,837,000 shares of common stock were excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2006 and 2005, respectively, as these shares would have had an anti-dilutive effect

12.    Legal Proceedings

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

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4 million in principal, together with accrued interest then in the amount of approximately $525,000, under four separate convertible promissory notes.  On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004 in connection with a transaction involving the transfer to ArcSoft of rights related to a software product then under development and related agreements regarding the continued development and commercialization of the product.  On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  The hearing on our application for an attachment is currently scheduled for May 14, 2007.

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

13.            Subsequent Events

On February 27, 2007, the Company elected to: (i) participate in the Internal Revenue Service remediation program 2007-18 and pay to the IRS, on behalf of affected and eligible employees (not including executive officers), their IRC 409A tax liabilities and penalties; (ii) participate in any similar remediation program that may be offered by any state for applicable state tax liabilities and penalties; (iii), act directly with any state not offering a similar remediation program to address any applicable tax liabilities and penalties on behalf of employees; and (iv) pay to such employees a “gross-up” payment to offset the associated federal and state income tax consequences.   The Company took this action because the vast majority of the holders of stock options issued by the Company that are now subject to re-measurement as a result of the Company’s option investigation were not involved in or aware of the stock option pricing determination.  Employees who exercised such options in 2006, other than executive officers at the time of option grant or entering into this program, will participate in this program.  The Company estimates that the total cash payments needed to deal with the adverse tax consequences of previously exercised discount priced options guaranteed to non-officers will be approximately $0.8 million, which is expected to be recognized in 2007.

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

Two executive officer option holders were subject to a December 31, 2006 deadline to accomplish any amendment of 409A Affected Options in accordance with IRS guidelines. Accordingly, in December 2006, the Company amended the 409A Affected Options held by Dr. Gerzberg and Mr. Schneider to increase the exercise price of those options to the fair market value of the Company’s common stock on the revised measurement date so that these options are no longer subject to a penalty tax under IRC Section 409A.

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

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments, after tax, amounted to an additional stock-based compensation expense of $180,000 and $652,000 in the three months ended June 30, 2006 and 2005 and $360,000 and $718,000 in the six months ended June 30, 2006 and 2005 respectively. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.

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

Through 2005, we applied APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based, Compensation-Transition and Disclosure.”  Under APB Opinion No. 25 (“APB No. 25”), non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price of our Common Stock on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB Opinion No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options.  We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report.  To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) $180,000 and $360,000 for the three months and six months ended June 30, 2006 under SFAS No. 123(R).  The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”), the Company has organized the grants with respect to which an accounting adjustment is required into categories based on grant type and process by which the grant was finalized.  Based on the relevant facts and circumstances, the Company applied the controlling accounting standards to determine the measurement date for every grant within each category. The Company made accounting adjustments as required, resulting in stock-based compensation expense and related tax effects.  The Company organized the grants where adjustments were required as follows:

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

We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K.  We have amended our Quarterly Report for the period ended March 31, 2006 concurrent with the filing of our Annual Report on Form 10-K, and we do not intend to amend, any of our other previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatements.  We presented restated quarterly financial information for each of the quarters in 2006 and 2005 in “Selected Quarterly Financial Information (Unaudited)” included in the Company’s Annual Report on Form 10-K for 2006.

The impact of the restatements is disclosed in Note 2, “Restatement of Condensed Consolidated Financial Statements” of Notes to Consolidated Financial Statements. The restatements did not have a material impact on our analysis of results of operations, financial position and changes in financial position included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our previously filed Quarterly Reports on Form 10-Q. Accordingly, we have not updated those discussions and analyses.

Internal Controls

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, the Company has concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of June 30, 2006 because management determined that as of June 30, 2006 the Company’s internal controls were effective.

For a more complete discussion of remedial measures and our controls and procedures, please refer to Item 4 — Controls and Procedures.

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

As a result of the investigation of its historical option practices, we analyzed Zoran’s internal control over financial reporting for periods before January 1, 2003, and determined that the Company did not have sufficient safeguards in place to monitor its control practices regarding stock option pricing and related financial reporting and to foster an effective flow of information between those responsible for stock option pricing and those responsible for financial reporting. Inadequate training, communication and coordination in and among the Company’s human resources, stock administration, legal and finance functions prevented the Company from assuring that stock options were priced and accounted for correctly, primarily for the years 1997 through 2002.

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

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed under Part II — Item 1 — Legal Proceedings above, certain persons and entities identifying themselves as shareholders of Zoran have filed class action complaints against the Company and derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to Zoran’s historical accounting for and disclosures related to stock options. There may be additional lawsuits of this nature filed in the future.  We cannot predict the outcome of any such litigation, or the amount of time and expenses that will be required to resolve them.  If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

For additional information, refer to “Note 2 — Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The income staement impact of the restatements are as follows (in thousands):

	Cumulative		Year	Cumulative
	effect at	Year Ended	Ended	effect at
	December	December 31,	December	December
	31, 2005	2005	31, 2004	31, 2003
Net loss, as previously reported		$(26,971)	$(47,354)
Additional compensation (expense) benefit resulting from improper measurement dates for stock option grants, net of tax	$(11,669)	(2,623)	1,476	$(10,522)
Other adjustments, net of tax	(1,374)	(678)	(2,230)	1,534
Total increase to net loss	(13,043)	(3,301)	(754)	(8,988)
Net loss, as restated		(30,272)	(48,108)

	Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997
Stock based compensation expense, as previously reported	$(6,281)	$(292)	$(544)	$(99)	$—	$—	$—
Additional compensation expense resulting from improper measurement dates for stock option grants	(5,299)	(3,182)	(1,385)	(120)	(123)	(223)	(190)
Stock based compensation expense, as restated	$(11,580)	$(3,474)	$(1,929)	$(219)	$(123)	$(223)	$(190)

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

We recognize software license revenues in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP No. 97-2. Maintenance and support revenue is recognized ratably over the term of the arrangement.  We also receive royalty revenues based on per unit shipments of products embedding our software which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce taxable income for U.S. federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2017 and 2024 and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

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

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements.  In addition, we recorded retroactive losses under Accounting Principles Board Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity basis.  Accordingly, our results of operations for the three and six months ended June 30, 2006 include Oren’s operations for the full year; our results of operations for the three and six months ended June 30, 2005 include Oren’s operations between June 10, 2005 and December 31, 2005 and $218,000 representing our portion of the losses incurred by Oren between January 1, 2005 and June 10, 2005; and our results of operations for the year ended December 31, 2004 do not include Oren’s operations.

Segments

Our products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  We also license certain software and other intellectual property.  During the first quarter of 2006, we reorganized our operating structure to bring together our consumer electronic product lines under a single operating group, in recognition of the accelerating convergence of consumer products and our strategy of sharing technology among our various product lines.  The new Consumer group combines the former Digital Versatile Disc (DVD), Digital Television (DTV) and Mobile product groups whose operations were previously reported separately.  We will continue to report the operations of our Imaging group as a separate operating segment.

Results of Operations

Revenues

Total revenues increased 34.5% to $127.9 million for the three months ended June 30, 2006 compared to $95.1 million for the three months ended June 30, 2005.  For the six months ended June 30, 2006, total revenues increased 59.9% to $270.2 million compared to $169.0 million recorded during the same period of 2005. Consumer segment revenues increased by $37.6 million and $108.2 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. Imaging segment revenues decreased by $4.8 million and $7.0 million for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005 due to decrease in unit shipments.  Within the Consumer segment, license revenues related to the litigation settlement in the first quarter of 2006 accounted for $5.6 million and $35.8 million of the increase for the three and six month periods ended June 30, 2006, respectively.  The remaining increases of $32.0 million and $72.4 million in Consumer segment revenues for the three and six month periods ended June 30, 2006, respectively, were a result of increased revenues in all three principal product lines.  Revenues for the Mobile, DTV and DVD product line increased by $14.9 million, $10.7 million and $6.4 million, respectively, for the three months and $38.5 million, $23.7 million and $10.2 million, respectively, for the six months ended June 30, 2006 compared to the same periods in 2005.

Hardware product revenues for the three months ended June 30, 2006 were $108.2 million compared to $80.9 million for the comparable period of the prior year and $207.4 million and $139.9 million for the six month periods ended June 30, 2006 and 2005, respectively.  Hardware product revenues increased $32.3 million in the Consumer segment and decreased $5.0 million in the Imaging segment due to decrease in unit shipments for the three months ended June 30, 2006 compared to the same period of the prior year.  Within the Consumer segment, hardware product revenues increased $15.1 million in the Mobile product line, $11.0 million in the DTV product line and $6.2 million in the DVD product line, in each case driven by increased unit shipments. For the six months ended June 30, 2006, hardware product revenues increased $73.7 million in the Consumer segment and decreased $6.2 million in the Imaging segment from the comparable 2005 period.  Within the Consumer segment, hardware product revenues increased $39.2 million in the Mobile product line, $24.7 million in the DTV product line and $9.8 million in the DVD product line, in each case driven by increased unit shipments.

Software and other revenues were $14.1 million and $27.0 million for the three and six month periods ended June 30, 2006, respectively, compared to $14.2 million and $29.1 million for the same periods in 2005. The decrease in software and other revenues for the six months ended June 30, 2006 reflected a $1.3 million decrease in Consumer segment revenues and a $0.8 million decrease in Imaging segment revenues. These decreases were primarily due to lower licensing revenue related to the timing of new agreements.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $60.4 million and $114.0 million, respectively, for the three and six month periods ended June 30, 2006 compared to $45.4 million and $82.3 million, respectively, for the same periods of 2005. The increase in costs was primarily a result of the corresponding increase in hardware product revenues.  As a percentage of hardware product revenues, hardware product costs decreased from 56.1% and 58.8%, respectively, for the three and six month periods ended June 30, 2005 to 55.8% and 55.0% for the three and six month periods ended June 30, 2006.  The decrease in hardware product costs as a percentage of hardware product revenues was primarily due to a change in product mix within the DVD product line to an increased percentage of lower cost products.

Research and Development

Research and development expenses were $25.2 million and $49.5 million for the three and six month periods ended June 30, 2006, respectively, compared to $21.5 million and $41.6 million for the same periods of 2005. These increases were primarily a result of stock-based compensation expenses of $1.4 million and $3.0 million recorded in the three and six month periods ended June 30, 2006 as a result of the adoption of SFAS No. 123(R), compared with stock-based compensation expense of $0.2 million in the three and six month periods ended June 30, 2005 prior to the adoption of SFAS No. 123(R); and the inclusion of the operations of Oren which was acquired in June 2005 for the full 2006 periods.

Selling, General and Administrative

Selling, general and administrative expenses were $30.1 million and $55.0 million for the three and six month periods ended June 30, 2006, respectively, compared to $24.8 million and $47.6 million for the three and six month periods ended June 30, 2005, respectively.  These increases were primarily attributed to stock-based compensation expenses of $3.6 million and $6.6 million recorded under SFAS No. 123(R) in the three and six month periods ended June 30, 2006, compared with stock-based compensation expense of $0.4 million and $0.5 million in the three and six month periods ended June 30, 2005 prior to the adoption of SFAS No. 123(R); an increase in the allowance for doubtful accounts receivable by $3.4 million and $3.6 million in the three and six month periods ended June 30, 2006 to cover slow paying accounts and potential risk with increasing business in certain regions of the world, offset by a decrease in legal fees as a result of the settlement of our patent litigation with Mediatek, Inc.

Amortization of Intangible Assets

During the three and six month periods ended June 30, 2006, we incurred charges of $12.7 million and $25.5 million, respectively, related to the amortization of intangible assets compared to $12.4 million and $24.8 million for the three and six months ended June 30, 2005, respectively.  The marginal increase was a result of the addition of $9.1 million of amortizable intangible assets acquired in the Oren acquisition in June 2005.  At June 30, 2006, we had approximately $93.8 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis through 2010.

Amortization of Stock Compensation Resulting From Business Combinations

As a result of the adoption of SFAS No. 123(R) during the first quarter of 2006, we now record a charge for all stock-based compensation expenses as described in Note 2 to Condensed Consolidated Financial Statements.  As a result, we no longer record a separate charge for amortization of Amortization of stock compensation resulting from business combinations.  For the three and six months period ended June 30, 2005, we recorded charges of $457,000 and $974,000, respectively,  related to the amortization of stock compensation resulting from business combinations primarily as a result of stock options granted in connection with the Oak acquisition.

Interest and Other Income

Interest and other income were $2.5 million and $5.2 million, respectively, for the three and six month periods ended June 30, 2006, compared to $336,000 and $438,000 for the same periods of 2005.  These increases were a result of net gains in investments of $1.0 million recorded during the first quarter of 2006 as well as an increase in interest income as a result of our higher average cash and short term investment balances.

Provision for Income Taxes

We recorded a tax benefit of $2.8 million and a tax provision of $6.0 million for the three and six month periods ended June 30, 2006. We did not record a tax provision or benefit for the three and six month periods ended June 30, 2005. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings excluding charges for amortization of intangible assets for the interim periods and a one time charge of $4.3 million for tax expense related to the Media-Tek settlement. The effective tax rate differs from the U.S. statutory rate due to utilization of previously unbenefitted net operating losses and State of Israel tax benefits on foreign earnings.  At June 30, 2006, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At June 30, 2006, we had $89.4 million of cash and cash equivalents, $175.6 million of short-term investments and $287.1 million of working capital.

Our operating activities generated cash of $66.9 million during the first six months of 2006, primarily due to net income of $25.5 million adjusted for non-cash items such as amortization of $25.6 million, depreciation of $4.8 million and stock-based compensation expense of $10.0 million.  Cash provided by operations also increased due to a decrease of $9.6 million in accounts receivable due to the timing of collections and a net increase in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $7.1 million.  These increases were partially offset by a $15.3 million increase in inventories to meet the increasing demand for our products.

Cash used in investing activities was $108.0 million during the six months ended June 30, 2006, principally reflecting the net purchase of investments of $104.8 million. In addition we spent $3.2 million for purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2006 was $51.6 million consisting of proceeds received from issuances of common stock through exercises of employee stock options and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by operating activities during the first six months of 2005 was $24.0 million.  While we recorded a net loss of $30.5 million, this loss included non-cash charges for depreciation of property and equipment of $5.1 million, amortization of $24.8 million and stock-based compensation expense of $1.7 million.  Additional cash from operating activities was provided by a $24.9 million decrease in inventory and a $4.3 million increase in accounts payable, offset by $8.2 million increase in accounts receivable.

Cash used in investing activities was $11.1 million during the six months ended June 30, 2005, reflecting $27.6 million used in the acquisition of Oren and purchases of property and equipment totaling $4.4 million, partially offset by the net sales and maturities of investments of $20.8 million.

Cash provided by financing activities was $3.1 million during the six months ended June 30, 2005 attributable to the issuance of common stock during the period.

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of U.S. dollars compared to the New Israeli Shekel will increase our costs as expressed in U.S. dollars.  We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at June 30, 2006, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Management's Consideration of the Restatement

As disclosed in Note 2,"Restatement of Consolidated Financial Statements," to our consolidated financial statements included in Item 8 of the Annual Report on Form 10-K, we restated previously issued financial statements to record incremental non-cash stock based compensation charges under APB No. 25 in the amount of $11.7 million between 1997 and 2005 and an additional $0.4 million in 2006 under SFAS No. 123(R).  These accounting errors arose from the use of incorrect stock option grant measurement dates for grants made during the period 1997 to 2003.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of June 30, 2006, management considered control deficiencies related to the stock option granting process that resulted in the need to restate our previously issued financial statements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4 million in principal, together with accrued interest then in the amount of approximately $525,000, under four separate convertible promissory notes.  On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004 in connection with a transaction involving the transfer to ArcSoft of rights related to a software product then under development and related agreements regarding the continued development and commercialization of the product.  On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  The hearing on our application for an attachment is currently scheduled for May 14, 2007.

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

The independent investigation of our historical stock option practices and resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $5.8 million in 2006 and we expect to incur additional costs in the future periods.  The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005.  There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.  In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million).  As a result, our restated consolidated financial statements reflect an overall decrease in net income of $13.0 million for the period of 1997 to 2005.  The effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 resulted in a $2.4 million decrease in stockholders’ equity.

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

We are required to include a report of management on internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting.  The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of June 30, 2006 because management determined that as of June 30, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2005 and June 30, 2006, the closing sale price of our common stock, as reported on. The Nasdaq  Global Select Market, ranged from a low of $8.97 to a high of $29.13.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on June 22, 2006.  At the meeting, the following eight persons nominated by management were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld
Levy Gerzberg	44,804,378	1,171,285
Uzia Galil	41,546,613	4,430,050
Raymond A. Burgess	45,153,082	822,581
James D. Meindl	41,705,807	4,269,856
James B. Owens, Jr.	45,112,158	863,505
David Rynne	45,152,107	823,556
Arthur B. Stabenow	41,672,246	4,303,417
Philip M. Young	44,738,394	1,237,269

The following additional proposals were voted upon at the meeting:

1.                     A proposal to amend our 2005 Equity Incentive Plan (the “2005 Plan”) to increase the maximum number of shares of common stock that may be issued under the 2005 Plan by 2,500,000 shares to a total of 4,556,663 shares was approved. The vote on this proposal was 22,342,163 shares for; 14,838,884 shares against; 46,753 shares abstaining and 11,003,371 broker non-votes.

2.                     A proposal to amend our 1995 Employee Stock Purchase Plan (the “Purchase Plan”) to increase the maximum number of shares of common stock that may be issued under the Purchase Plan by 1,000,000 shares to a total of 4,225,000 shares was approved.  The vote on this proposal was 30,870,851 shares for; 6,297,685 shares against; 48,763 shares abstaining; and 11,013,872 broker non-votes.

3.                     A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by a vote of 45,447,361 shares for; 507,485 shares against; 20,816 shares abstaining; and 2,255,509 broker non-votes.

Item 6.  Exhibits

10.13 (1)	Zoran Corporation 2005 Equity Incentive Plan, as amended
10.57 (1)	Zoran Corporation 1995 Employee Stock Purchase Plan, as amended
10.58(1)	Form of Notice of Grant of Nonstatutory Stock Option (Initial Option) under the Zoran Corporation 2005 Directors Equity Plan
10.59(1)	Form of Notice of Grant of Nonstatutory Stock Option (Annual Option) under Zoran Corporation’s 2005 Directors Equity Plan
10.60(1)	Form of Stock Option Agreement under Zoran Corporation 2005 Directors Equity Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(1)          Incorporated by reference to identically titled exhibit to Registrant’s Form 8-K filed on July 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: April 19, 2007	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(principal financial officer and principal accounting officer)