Form 10-Q
period 2006-09-30
ZORAN CORP \DE\
filed 2007-04-20
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 9, 2006, there were outstanding 49,433,780 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2006

i

EXPLANATORY NOTE REGARDING RESTATEMENTS

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 we have restated our condensed consolidated financial statements for the three and six months ended September  30, 2005, and the related disclosures. The restatements reflected in this report include adjustments arising from an independent investigation of Zoran’s historical stock option practices and related accounting for option grants.  For more information on these matters, including a detailed discussion of the effect of the restatement, please refer to Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
		(Restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$86,551	$78,856
Short-term investments	193,709	70,490
Accounts receivable, net	62,969	70,174
Inventories	45,247	32,616
Prepaid expenses and other current assets	7,643	11,746
Total current assets	396,119	263,882
Property and equipment, net	14,374	16,057
Other assets and investments	22,763	20,799
Goodwill	178,662	182,662
Intangible assets, net	81,338	119,231
	$693,256	$602,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,224	$38,999
Accrued expenses and other liabilities	52,214	54,769
Total current liabilities	90,438	93,768
Other long-term liabilities	12,282	11,939
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2006 and December 31, 2005; 49,403,869 shares issued and outstanding as of September 30, 2006; and 45,426,912 shares issued and outstanding as of December 31, 2005	49	45
Additional paid-in capital	803,464	738,253
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive income	3,548	3,057
Accumulated deficit	(216,525)	(243,838)
Total stockholders’ equity	590,536	496,924
	$693,256	$602,631

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)(1)		(Restated)(1)
Revenues:
Hardware product revenues	$115,602	$104,208	$323,007	$244,107
Software and other revenues	13,777	13,276	40,755	42,340
License revenues related to litigation settlement	—	—	35,792	—
Total revenues	129,379	117,484	399,554	286,447

Costs and expenses:
Cost of hardware product revenues	66,810	53,909	180,815	136,220
Research and development	25,255	23,682	74,729	65,292
Selling, general and administrative	25,907	22,275	80,917	69,869
Amortization of intangible assets	12,423	12,757	37,893	37,518
Amortization of stock-based compensation resulting from business combinations	—	344	—	1,318
In process research and development	—	—	—	2,650
Total costs and expenses	130,395	112,967	374,354	312,867

Operating income (loss)	(1,016)	4,517	25,200	(26,420)

Interest income	3,079	646	7,539	1,726

Other income (loss), net	(281)	32	496	(609)

Income (loss) before income taxes	1,782	5,195	33,235	(25,303)

Provision of (benefit for) for income taxes	(70)	1,200	5,921	1,200

Net income (loss)	$1,852	$3,995	$27,314	$(26,503)

Basic net income (loss) per share	$0.04	$0.09	$0.57	$(0.60)

Diluted net income (loss) per share	$0.04	$0.09	$0.54	$(0.60)

Shares used to compute basic net income (loss) per share	49,333	44,877	48,013	43,942

Shares used to compute diluted net income (loss) per share	50,712	46,622	50,286	43,942

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		(Restated)(1)
Cash flows from operating activities:
Net income (loss)	$27,314	$(26,503)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	7,093	7,727
Amortization	37,930	37,588
Stock-based compensation expense	13,729	2,835
In process research and development	—	2,650
Changes in current assets and liabilities:
Accounts receivable	7,205	(20,496)
Inventories	(12,631)	22,915
Prepaid expenses and other current assets and other assets	1,216	738
Accounts payable	(775)	3,238
Accrued expenses and other liabilities, goodwill and other long term liabilities	1,787	2,958
Net cash provided by operating activities	82,868	33,650

Cash flows from investing activities:
Purchases of property and equipment	(5,429)	(6,419)
Purchases of investments	(309,477)	(15,723)
Proceeds from sales and maturities of investments	187,654	37,808
Acquisition of Oren Semiconductor, Inc. net of cash acquired	—	(27,567)
Net cash used in investing activities	(127,252)	(11,901)

Cash flows from financing activities:
Proceeds from issuance of common stock	52,079	5,598
Net cash provided by financing activities	52,079	5,598

Net increase in cash and cash equivalents	7,695	27,347

Cash and cash equivalents at beginning of period	78,856	37,435

Cash and cash equivalents at end of period	$86,551	$64,782

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2005 Annual Report on Form 10-K.

Revenues

Revenues for the nine month period ended September 30, 2006 include $35.8 million in license payments related to the settlement of litigation, net of  withholding tax and amounts paid to holders of rights under certain patents involved in the litigation and amounts payable as legal fees. The license agreements provide for additional cash  royalty payments of up to $30.0 million payable in eleven quarterly installments which are recorded as software and other revenues when actual cash payments are received, net of amounts paid to holders of rights under certain patents involved in the litigation and amounts payable as legal fees. Accordingly, the Company recorded $1.5 million and $2.5 million as software and other revenues during the three and nine month periods ended September 30, 2006 and as of September 30, 2006, up to $12.8 million in future royalty payments were payable to Zoran under these agreements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This statement is effective for the Company’s fiscal year ending December 31, 2008. The company is currently evaluating whether the adoption of SFAS No. 157 will have a material effect on its condensed consolidated financial statements.

In June 2006, the FASB published FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the Company in fiscal years beginning January 1, 2007. The impact of the provisions of this Interpretation on the Company’s retained earnings is expected to be less than $5 million.

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

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments, after tax, amounted to an additional stock-based compensation expense of $60,000 and $686,000 in the three months ended September 30, 2006 and 2005 and $420,000 and $1,403,000 in the nine months ended September 30, 2006 and 2005 respectively. There was no tax impact of these additional expenses due to full valuation allowance on our tax assets.

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

Through 2005, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations, and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” Under APB No. 25, non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R). As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options.  We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report.  To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) $60,000 and $420,000 for the three months and nine months ended September 30, 2006 under SFAS No.123(R).  The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

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

•                                          Re-priced options.  In August 2002, after consideration of relevant information, the Compensation Committee rescinded its April 2002 grant, and its June 2002 grant, to executives and other key employees.   The Company thereafter reissued the grants in August 2002.  At the time, in consultation with our external advisors, we determined that these transactions did not require variable accounting.  As a result of the Special Committee review of our historical stock option practices, we have reassessed the circumstances surrounding these transactions with our external advisors, and have determined that the grants should have been accounted for variably.  As a result, the Company restated its historical financial statements to increase stock-based compensation expense by a cumulative net amount of approximately $3.8 million, recognized over the vesting periods of these options.

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

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

Expense (Benefit)
Fiscal Year
1997	$190
1998	223
1999	123
2000	120
2001	1,385
2002	3,182
2003	5,299
Cumulative effect at December 27, 2003	10,522
2004	(1,476)
2005	2,623
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

We have not amended, and we do not intend to amend, any of our other previously filed Annual Reports on Form 10-K.  We have amended our Quarterly Report for the period ended March 31, 2006 concurrent with the filing of our Annual Report on Form 10-K, and we do not intend to amend any of our other previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatements.  We presented restated quarterly financial information for each of the quarters in 2006 and 2005 in “Selected Quarterly Financial Information (Unaudited)” included in this report.

Restatement and Impact on Financial Statements

The income statement impacts of the restatements are as follows (in thousands):

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

The restatement adjustments did not affect the Company’s previously reported cash and cash equivalents and investments balances. The following presents the effect of the restatement adjustments by financial statement line item for the Condensed Consolidated Balance Sheets as of December 31, 2005, and Statements of Operations and Statements of Cash Flows for the three and nine months ended September 30, 2005.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2005	Adjustments	December 31, 2005
	(As reported)	(Note 1)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$78,856	$—	$78,856
Short-term investments	70,490	—	70,490
Accounts receivable, net.	70,174	—	70,174
Inventories	32,616	—	32,616
Prepaid expenses and other current assets	11,746	—	11,746
Total current assets	263,882	—	263,882
Property and equipment, net	16,057	—	16,057
Other assets and investments	20,799	—	20,799
Goodwill	184,254	(1,592)	182,662
Intangible assets, net	119,231	—	119,231
	$604,223	$(1,592)	$602,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,999	$—	$38,999
Accrued expenses and other liabilities	53,937	832	54,769
Total current liabilities	92,936	832	93,768
Other long-term liabilities	11,939	—	11,939
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2005; 45,426,912 shares issued and outstanding as of December 31, 2005	45	—	45
Additional paid-in capital	727,597	10,656	738,253
Deferred stock-based compensation	(593)	—	(593)
Accumulated other comprehensive income	3,094	(37)	3,057
Accumulated deficit	(230,795)	(13,043)	(243,838)
Total stockholders’ equity	499,348	(2,424)	496,924
	$604,223	$(1,592)	$602,631

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

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months Ended September 30, 2005			Nine months Ended September 30, 2005
	As previously reported	Adjustments (1)	As restated	As previously reported	Adjustments (1)	As restated
Revenues:
Hardware product revenues	$104,208	$—	$104,208	$244,107	$—	$244,107
Software and other revenues	13,276	—	13,276	42,340	—	42,340
Total revenues	117,484	—	117,484	286,447	—	286,447
Costs and expenses:
Cost of hardware product revenues*	53,660	249	53,909	135,860	360	136,220
Research and development*	23,469	213	23,682	64,890	402	65,292
Selling, general and administrative*	21,817	458	22,275	69,309	560	69,869
Amortization of intangible assets	12,757	—	12,757	37,518	—	37,518
Amortization of stock-based compensation resulting from business combinations	344	—	344	1,318	—	1,318
In-process research and development	—	—	—	2,650	—	2,650
Total costs and expenses	112,047	920	112,967	311,545	1,322	312,867
Operating income (loss)	5,437	(920)	4,517	(25,098)	(1,322)	(26,420)
Interest income	689	(43)	646	1,796	(70)	1,726
Other income (loss), net	32	—	32	(391)	(218)	(609)
Income (loss) before income taxes	6,158	(963)	5,195	(23,693)	(1,610)	(25,303)
Provision for income taxes	1,200	—	1,200	1,200	—	1,200
Net income (loss)	$4,958	$(963)	$3,995	$(24,893)	$(1,610)	$(26,503)
Basic net loss per share	$0.11	$(0.02)	$0.09	$(0.57)	$(0.03)	$(0.60)
Diluted net loss per share	$0.11	$(0.02)	$0.09	$(0.57)	$(0.03)	$(0.60)
Shares used to compute basic net loss per share	44,877		44,877	43,942		43,942
Shares used to compute diluted loss per share	46,622		46,622	43,942		43,942

* includes the following amounts related to employee equity awards

Cost of hardware product revenues	$—	$15	$15	$—	$30	$30
Research and development	$—	$213	$213	$—	$436	$436
Selling, general and administrative	$114	$458	$572	$114	$937	$1,051

(1) In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company has recorded additional non-cash adjustments that were considered to be immaterial to our previously filed consolidated financial statements relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant, and the amortization of stock-based compensation relating to a business combination in 2003.  In addition, the Company is also recording losses under APB Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30, 2005
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(24,893)	$(1,610)	$(26,503)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	7,727	—	7,727
Amortization	37,518	70	37,588
Stock-based compensation expense	1,432	1,403	2,835
In-process research and development	2,650		2,650
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable.	(20,496)	—	(20,496)
Inventory	22,915	—	22,915
Prepaid expenses and other current assets and other assets	650	88	738
Accounts payable	3,238	—	3,238
Accrued expenses and other liabilities, goodwill and other long term liabilities	2,909	49	2,958
Net cash provided by operating activities.	33,650	—	33,650
Cash flows from investing activities:
Purchases of property and equipment	(6,419)	—	(6,419)
Purchases of investments.	(15,723)	—	(15,723)
Proceeds from sales and maturities ofinvestments	37,808	—	37,808
Acquisition of Oren Semiconductor, Inc., net of cash acquired	(27,567)	—	(27,567)
Net cash used in investing activities.	(11,901)	—	(11,901)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,598	—	5,598
Net cash provided by financing activities	5,598	—	5,598
Net increase in cash and cash equivalents	27,347	—	27,347
Cash and cash equivalents at beginning of period	37,435	—	37,435

Cash and cash equivalents at end of period	$64,782	$—	$64,782

3.                    Stock-Based Compensation

Effective January 1, 2006, Zoran adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.  The Company previously applied APB

No. 25 and related interpretations and provided the pro forma disclosures required by SFAS No. 123, “ Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”

The pro forma effect of recognizing compensation expense pursuant to SFAS No. 123 for the three and nine month periods ended September 30, 2005 was as follows (in thousands except per-share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Restated)	(Restated)

Net income (loss) attributable to common stockholders	$3,995	$(26,503)

Add: Stock-based compensation expense included in loss	1,144	2,835

Total stock-based compensation expense determined under the fair value method	(6,172)	(21,339)

Pro forma net loss attributable to common stockholders	$(1,033)	$(45,007)

Pro forma net loss per share attributable to common stockholders:
Basic	$(0.02)	$(1.02)
Diluted	$(0.02)	$(1.02)

Net income (loss) per share as restated attributable to common stockholders:
Basic	$0.09	$(0.60)
Diluted	$0.09	$(0.60)

For purposes of this pro forma disclosure, the expense recognized was estimated using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards. Due to the valuation allowance provided on our deferred tax assets, the Company has not recorded any tax benefits attributable to pro forma stock-based compensation.

Impact of Adoption of SFAS No. 123(R)

During the three and nine month periods ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS No. 123(R). For these awards, the Company recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures.  The adoption of SFAS No. 123(R)

resulted in a one-time benefit of $314,000 related to unvested awards for which compensation expense had already been recorded.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and nine month periods ended September 30, 2006 as recorded in accordance with SFAS No. 123(R) (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of hardware product revenues	$129	$420
Research and development	1,236	4,290
Selling, general and administrative	2,405	9,019
Total costs and expenses	$3,770	$13,729

The effect of recording stock-based compensation expense on basic and diluted net income per share was $0.07 for the three months ended September 30, 2006 and $0.26 and $0.25 per share for the nine months ended September 30, 2006.

Valuation Assumptions

For purposes of the disclosure requirements of SFAS No. 123 and the requirements of SFAS No. 123(R), the Company estimates the fair value of stock options using the Black-Scholes valuation model using the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average expected term (years)	5.7	3.8	5.7	3.9
Expected volatility	68%	66%	71%	69%
Risk-free interest rate	4.8%	4.0%	4.8%	3.8%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average expected term (years)	1.25	1.25	1.25	1.25
Expected volatility	58%	45%	58%	47%
Risk-free interest rate	2.3%	3.7%	2.3%	3.3%
Dividend yield	0%	0%	0%	0%

Expected Term:  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  For the three and nine months ended September 30, 2006, the Company modified its volatility assumption to use implied volatility for options granted during the quarter.  Previously, the Company used only historical volatility in deriving its volatility assumption.  Management believes that implied volatility appropriately reflects the market’s expectations of future volatility.

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

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price
Balances, December 31, 2005	12,955,585	$16.32
Granted	361,565	$21.15
Exercised	(3,653,935)	$13.59
Canceled	(1,452,153)	$23.54
Balances, September 30, 2006	8,211,062	$16.47

Significant option groups outstanding as of September 30, 2006 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic value (‘000)	Shares Underlying Options at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic value (‘000)
$0.00 to $9.99	603,285	5.21	$6.24	$5,937	479,201	4.86	$6.39	$4,641
$10.00 to $11.99	1,378,400	7.66	$10.56	7,613	1,378,400	7.66	$10.56	7,613
$12.00 to $14.99	1,640,680	6.58	$13.00	5,048	1,362,710	6.11	$12.86	4,388
$15.00 to $19.99	2,384,373	7.32	$17.11	103	1,942,286	7.14	$17.11	78
$20.00 to $25.99	1,809,728	6.92	$24.04	—	1,564,350	6.51	$24.21	—
$26.00 to $46.53	394,596	4.04	$28.59	—	385,631	3.91	$28.61

Total	8,211,062	6.83	$16.47	$18,701	7,112,578	6.58	$16.49	$16,720

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months and nine months ended September 30, 2006 was $8.82 and $11.48 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.08 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of September 30, 2006 was 3.4 million.

The total intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was $0.4 million and $40.6 million, respectively.  The total cash received from employees as a result of employee stock option exercises during the three months and nine months ended September 30, 2006 was approximately $0.5 million and $49.7 million, respectively.  In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

As of September 30, 2006, the total unrecognized compensation cost related to stock options not yet recognized was $12.0 million after estimated forfeitures which are expected to be recognized over an estimated amortization period of four years.

The Company settles employee stock option exercises with newly issued common shares.

 Stock Option Plans

As of September 30, 2006, the Company had outstanding options for the purchase of 8.2 million shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2002 Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of September 30, 2006, 3,951,103 shares remained available for future grants and awards. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

 Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. On January 6, 2006, the Company filed a Tender Offer Statement with the Securities and Exchange Commission and commenced an offer to current employees to exchange outstanding options with exercise prices per share that were more than the greater of $20.00 and the closing sale price of Zoran common stock on the offer expiration date of February 6, 2006.  The exchange offer was approved by Zoran’s stockholders at their 2005 annual meeting. On February 6, 2006, the Company accepted for exchange options to purchase an aggregate of 1,060,536 shares of Zoran common stock having an exercise price greater than $22.48. Subject to the terms and conditions of the exchange, the Company granted 197,433 restricted shares of common stock or restricted stock units in exchange for the tendered options.  The shares of restricted stock and restricted stock units granted as part of this exchange vest over a period of two years.  None of the directors or executive officers was eligible for participation in the exchange offer.  This exchange was accounted as a modification under SFAS No. 123(R).  As of September 30, 2006, there was $0.4 million of total unrecognized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the vesting period of two to four years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding restricted shares and stock units	Weighted- average grant- date fair value
Balances, December 31, 2005	65,333	$13.59
Granted	197,433	$21.56
Released	(64,986)	$19.56
Forfeited	(7,085)	$21.56
Balances, September 30, 2006	190,695	$19.50

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  There were no purchases during the quarter ended September 30, 2006.  As of September 30, 2006, 2,311,447 shares were reserved and available for issuance under this plan.

3.              Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130 (“Reporting Comprehensive Income”).  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net income (loss)	$1,852	$3,995	$27,314	$(26,503)
Change in unrealized gain (loss) on investments, net	1,060	217	491	1,794
Total comprehensive income (loss)	$2,912	$4,212	$27,805	$(24,709)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities.

4.              Short-term investments

The Company’s portfolio of short-term investments at September 30, 2006 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$88,160	$16	$(203)	$87,973
U.S. government securities	40,265	20	(72)	40,213
Auction rate securities	47,100	—	—	47,100
Foreign bonds	10,016	1	(6)	10,011
Municipal debt	3,000	—	—	3,000
Total fixed income securities	188,541	37	(281)	188,297
Publicly traded equity securities	1,619	3,793	—	5,412
Total	$190,160	$3,830	$(281)	$193,709

The Company’s portfolio of marketable securities at December 31, 2005 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$26,211	$—	$(151)	$26,060
U.S. government securities	20,000	—	(151)	19,849
Auction rate securities	15,125	—	—	15,125
Foreign bonds	4,474	—	(6)	4,468
Total fixed income securities	65,810	—	(308)	65,502
Publicly traded equity securities	1,623	3,365	—	4,988
Total	$67,433	$3,365	$(308)	$70,490

The following table summarizes the contractual maturities of the Company’s fixed income securities at September 30, 2006 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$85,409	$85,239
Due in 1 to 2 years	38,126	38,096
Due in 2 to 5 years	17,906	17,862
Greater than 5 years*	47,100	47,100
Total fixed income securities	$188,541	$188,297

*Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over 5 years.

5.   Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Purchased parts and work in process	$21,642	$14,904
Finished goods	23,605	17,712
	$45,247	$32,616

6.   Goodwill and Other Intangible Assets

In accordance with SFAS 142, goodwill is not amortized.  The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company performed the annual analysis as of September 30, 2006 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		September 30, 2006			December 31, 2005 (restated)
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(133,612)	$61,893	$195,505	$(105,088)	$90,417
Patents	3-5	40,265	(27,120)	13,145	40,265	(19,978)	20,287
Customer base	3-5	13,860	(8,968)	4,892	13,860	(7,123)	6,737
Tradename and others	3-5	3,350	(1,942)	1,408	3,350	(1,560)	1,790
Total		$252,980	$(171,642)	$81,338	$252,980	$(133,749)	$119,231

Estimated future intangible amortization expense, based on current balances, as of September 30, 2006 is as follows (in thousands):

Remaining three months of 2006	$12,169
Year ending December 31, 2007	43,224
Year ending December 31, 2008	23,315
Year ending December 31, 2009	1,820
Year ending December 31, 2010	810
$81,338

Goodwill by reporting units was as follows (in thousands):

	September 30,	December 31,
	2006	2005
		(restated)

Consumer	$173,023	$176,623
Imaging	5,639	6,039
	$178,662	$182,662

7.    Income Taxes

The provision for income taxes reflects the effective tax rate applied to earnings, excluding charges for amortization of intangible assets for the interim periods and a one-time charge of $4.3 million relating to the MediaTek settlement.  In addition, the Company recognized a benefit of $0.7 million related to the closure of a domestic income tax audit and a benefit of $1.4 million related to the expiration of the statute of limitations on a previously accrued domestic reserve.  The effective tax rate differs from the U.S. statutory rate due to utilization of previously unbenefitted operating losses and State of Israel tax benefits on foreign earnings.  The provision is due primarily to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense

8.   Segment Reporting

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

Information about reported segment income or loss is as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net revenues:
Consumer	$109,681	$95,825	$342,997	$220,911
Imaging	19,698	21,659	56,557	65,536
	$129,379	$117,484	$399,554	$286,447

Operating expenses:
Consumer	$102,806	$85,690	$289,781	$226,300
Imaging	15,166	14,176	46,680	45,081
	$117,972	$99,866	$336,461	$271,381

Contribution margin:
Consumer	$6,875	$10,135	$53,216	$(5,389)
Imaging	4,532	7,483	9,877	20,455
	$11,407	$17,618	$63,093	$15,066

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Contribution margin from operating segments	$11,407	$17,618	$63,093	$15,066
Amortization of intangibles	12,423	12,757	37,893	37,518
Amortization of stock compensation resulting from business combinations	—	344	—	1,318
In process research and development	—	—	—	2,650
Total operating income (loss)	$(1,016)	$4,517	$25,200	$(26,420)

Zoran maintains operations in Canada, China, Germany, Israel, Japan, Korea, Taiwan, United Kingdom and the United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue from unaffiliated customers originating from:
China	$49,728	$46,330	$136,281	$114,879
Japan	29,544	31,415	84,539	83,128
Korea	7,369	7,267	22,687	15,611
Taiwan	21,809	19,519	103,897	34,851
United States	10,103	5,598	28,298	17,978
North America (excluding United States)	26	63	64	1,175
Other	10,800	7,292	23,788	18,825
Total revenues	$129,379	$117,484	$399,554	$286,447

For the three months and nine months ended September 30, 2006, one customer accounted for 14% and 11% of total revenues, respectively.  For the same periods of 2005, no customer accounted for more than 10% of total revenues.

As of September 30, 2006, three customers accounted for approximately 14%, 11% and 11% of total net accounts receivable, respectively and as of December 31, 2005 one customer accounted for approximately 14% of the net accounts receivable balance.

 9.  Employee Benefit Plans

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other non-current assets. The severance pay expenses for the three and nine months ended September 30, 2006 were $367,000 and $922,000 respectively.  The severance pay expenses for the three and nine months ended September 30, 2005 were $63,000 and $125,000 respectively.

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

The primary purpose of the acquisition was to obtain Oren’s demodulator IC technology for the global high definition television market.  This technology was combined with Zoran’s digital television technology to deliver a complete and cost-effective system solution for digital television makers. As of September 30, 2006, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

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

Year Ended December 31,
2005
(restated)

In thousands except for per share data:
Pro forma revenues	$396,737

Pro forma net loss	$(33,024)

Pro forma net loss per share:
Basic	$(0.75)

Diluted	$(0.75)

11.   Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.  The dilutive effect of outstanding options and restricted stock for the three and nine month periods ended September 30, 2006 is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R).

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net income (loss)	$1,852	$3,995	$27,314	$(26,503)

Weighted average shares outstanding	49,333	44,877	48,013	43,942
Effect of dilutive options, ESPP and restricted stock units	1,379	1,745	2,273	—
Dilutive weighted average shares	50,712	46,622	50,286	43,942

Net income (loss) per share: (1)
Basic	$0.04	$0.09	$0.57	$(0.60)
Diluted	$0,04	$0.09	$0.54	$(0.60)

(1)    Net income for the three and nine month periods ended September 30, 2006 includes $4.0 million and $13.5 million, respectively, of stock-based compensation expense.  The effect of recording stock-based compensation expense on basic and diluted net income per share was $0.08 per share for the three months ended September 30, 2006 and $0.28 and $0.27 per share, respectively, for the nine months ended September 30, 2006.

Options to purchase 4,475,000 and 7,412,000 shares of common stock were excluded from the computation of diluted net income (loss) per share for the three months ended September 30, 2006 and 2005, respectively, as these shares would have had an anti-dilutive effect.

Options to purchase 2,571,000 shares of common stock were excluded from the computation of diluted net income (loss) per share for the nine months ended September 30, 2006 as these shares would have had an anti-dilutive effect.

Options to purchase 10,025,000 shares and 65,000 restricted stock units were excluded from the computation of diluted net income (loss) per share for the nine months ended September 30, 2005 as these shares would have had an anti-dilutive effect

12.          Legal Proceedings

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

Late SEC Filings and Nasdaq Delisting Proceedings Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 or its Annual Report on Form 10-K for the year ended December 31, 2006. As a result, the Company received Nasdaq Staff Determination letters dated August 14, 2006, November 15, 2006, and March 20, 2007 stating that the Company  was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market.  A hearing before a Nasdaq Listing Qualifications Panel was held on September 27, 2006 and a decision to grant the Company’s request for continued listing on Nasdaq subject to certain conditions occurred on December 28, 2006.  The Company has appealed this decision, and the Nasdaq Listing Council has determined to stay the December 28, 2006 Panel decision, and any future Panel determinations to suspend Zoran’s securities from trading, pending further action from the Listing Council.  On March 2, 2007, the Company provided the Listing Council with an additional submission for its consideration regarding continued listing.  The Listing Council will review the matter on the basis of the written record.

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed class action complaints against the Company and derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its historical accounting for stock options.

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

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking, payment of $4 million in principal, together with accrued interest then in the amount of approximately $525,000, under four separate convertible promissory notes.  On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004 in connection with a transaction involving the transfer to ArcSoft of rights related to a software product then under development and related agreements regarding the continued development and commercialization of the product.  On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  The hearing on our application for an attachment is currently scheduled for May 14, 2007.

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

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments, after tax, amounted to an additional stock-based compensation expense of $60,000 and $686,000 in the three months ended September 30, 2006 and 2005 and $420,000 and $1,404,000 in the nine months ended September 30, 2006 and 2005 respectively. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.

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

Through 2005, we applied APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and provided the required pro forma disclosures under (“APB No. 25”) of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Under APB No. 25, non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price of our common stock on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options.  We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report.  To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) $60,000 and $420,000 for the three months and nine months ended September 30, 2006 under SFAS No. 123(R).  The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

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

•                                          Re-priced options. In August 2002, after consideration of relevant information, the Compensation Committee rescinded its April 2002 grant, and its June 2002 grant, to executives and other key employees.  The Company thereafter reissued the grants in August 2002.  At the time, in consultation with our external advisors, we determined that these transactions did not require variable accounting.  As a result of the Special Committee review of our historical option practices, we have reassessed the circumstances surrounding these transactions with our external advisors and have determined that the grants should have been accounted for variably.  As a result, the Company restated its historical financial statements to increase stock-based compensation expense by a cumulative net amount of approximately $3.8 million, recognized over the vesting periods of these options.

•                                          Acquisition-related options.  The Company determined a grant given to retain employees hired in connection with an acquisition in October 2000 should have been accounted for variably.  As a result, the Company restated its historical financial statements to increase stock-based compensation expense by approximately $267,000, recognized over the vesting periods of these options.

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

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

Expense (Benefit)
Fiscal Year
1997	$190
1998	223
1999	123
2000	120
2001	1,385
2002	3,182
2003	5,299
Cumulative effect at December 21, 2003	10,522
2004	(1,476)
2005	2,623
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

Internal Controls

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, the Company has concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of September 30, 2006 because management determined that as of September 30, 2006 the Company’s internal controls were effective.

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

Restatement and Impact on Financial Statements

The following information has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of our Annual Report on Form 10-K.

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the limiting of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant, and the calculation of amortization of stock-based compensation relating to a business combination in 2003.

For additional information, refer to “Note 2—Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

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

We recognize software license revenues in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP No. 97-2. Maintenance and support revenue is recognized ratably over the term of the arrangement.  We also receive royalty revenues based on per unit shipments of products embedding our software which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements.  In addition, we recorded losses under Accounting Principles Board Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting.  Accordingly, our results of operations for the three and nine months ended September 30, 2006 include Oren’s operations for the full year; our results of operations for the three and six months ended June 30, 2005 include Oren’s operations between June 10, 2005 and December 31, 2005 and $218,000 representing our portion of the losses incurred by Oren between January 1, 2005 and June 10, 2005; and our results of operations for the year ended December 31, 2004 do not include Oren’s operations.

Segments

Our products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  We also license certain software and other intellectual property.  During the first quarter of 2006, we reorganized our operating structure to bring together our consumer electronic product lines under a single operating group, in recognition of the accelerating convergence of consumer products and our strategy of sharing technology among our various product lines.  The new Consumer operating segment combines the former Digital Versatile Disc (DVD), Digital Television (DTV) and Mobile product groups whose operations were previously reported separately.  We will continue to report the operations of our Imaging group as a separate operating segment.

Results of Operations

Revenues

Total revenues increased 10.1% to $129.4 million for the three months ended September 30, 2006 compared to $117.5 million for the three months ended September 30, 2005.  This increase was a result of a $13.9 million increase in Consumer segment revenues primarily due to increases in hardware product revenues across all product lines. This increase was partially offset by a $2.0 million decrease in Imaging segment revenues for the three month period ended September 30, 2006, compared to the same period in 2005, primarily due to decrease in unit shipments . For the nine months ended September 30, 2006, total revenues increased 39.5% to $399.6 million compared to $286.4 million recorded during the same period of 2005. This increase was primarily due to increase in Consumer segment revenues by $122.2 million. Within the Consumer segment, license revenues related to the litigation settlement accounted for $35.8 million of the increase and the remaining increase of $86.4 million was primarily as a result of increase in hardware product revenues by $87.4 million across all product lines. This increase was partially offset by a $9.0 million decrease in Imaging segment revenues for the nine months ended September 30, 2006, compared to the same period in 2005 primarily due to a $8.5 million decrease in hardware product revenues due to decrease in unit shipments.

Hardware product revenues for the three months ended September 30, 2006 were $115.6 million compared to $104.2 million for the comparable period of the prior year. The increase in hardware product revenues was driven by growth in Consumer segment product revenues. Within the Consumer segment, hardware product revenues increased $6.2 million in the DTV product line, $4.2 million in the Mobile product line and $3.3 million in the DVD product line, in each case driven by increased unit shipments. Hardware product revenues for the nine months ended September 30, 2006 were $323.0 million compared to $244.1 million for the same period of the prior year. The increase was also due to an increase in Consumer segment product revenues. Within the Consumer segment, hardware product revenues increased $43.4 million in the Mobile product line, $30.9 million in the DTV product line and $13.1 million in the DVD product line, in each case driven by increased unit shipments.

Software and other revenues for the three months ended September 30, 2006 were $13.8 million compared to $13.3 million for the comparable period of the prior year. The increase in software and other revenues for the three months ended September 30, 2006 reflected a $0.3 million increase in Imaging segment revenues and a $0.2 million increase in Consumer segment revenues. Software and other revenues were $40.8 million and $42.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.  The decrease in software and other revenues for the nine months ended September 30, 2006 reflected a $1.0 million decrease in Consumer segment revenues and a $0.5 million decrease in Imaging segment revenues. These changes were primarily due to the timing of new agreements.

Cost of Hardware Product Revenues

Cost of hardware product revenues for the three months ended September 30, 2006 were $66.8 million compared to $53.9 million for the comparable period of the prior year and $180.8 million and $136.2 million for the nine month periods ended September 30, 2006 and 2005, respectively. The increase in costs was primarily a result of the corresponding increase in hardware product revenues.  As a percentage of hardware product revenues, hardware product costs were 57.8% and 56.0%, respectively,  for the three and nine month periods ended September 30, 2006, compared to 51.7% and 55.8%, respectively, for the three and nine month periods ended September 30, 2005 . Hardware product costs for the three and nine month periods ended September 30, 2005 included adjustments resulting in a decrease in inventory allowance. Excluding the benefit of the net reduction in the inventory allowance, hardware product costs as a percentage of hardware product revenues would have been 57.3 % and 58.9%, respectively, for the three and nine month periods ended September 30, 2005. The decrease in hardware product costs as a percentage of hardware product revenues for the nine month periods ended September 30, 2006 (excluding the effect of the reduction in the inventory allowance) reflected a change in product mix as revenues from the lower margin DVD segment represented a smaller proportion of total hardware product revenue with a relative increase in revenue from the higher margin Mobile and DTV segments.

Research and Development

Research and development expenses for the three months ended September 30, 2006 were $25.3 million compared to $23.7 million for the comparable period of the prior year and $74.7 million and $65.3 million for the nine month periods ended September 30, 2006 and 2005, respectively. The increase for the three months ended September 30, 2006 was primarily due to stock-based compensation expenses of $1.2 million recorded in the current quarter as a result of the adoption of SFAS No. 123(R), compared with stock-based compensation expense of $0.2 million and $0.4 million in the three and six month periods ended June 30, 2005 prior to the adoption of SFAS No. 123(R) .  The increase for the nine months ended September 30, 2006 was primarily due to stock-based compensation expenses of $4.3 million recorded in the current period, the inclusion of the operations of Oren which was acquired in June 2005 for the full 2006 periods as well as continued investments in research and development across all of our segments.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2006 were $25.9 million compared to $22.3 million for the comparable period of the prior year and $80.9 million and $69.9 million for the nine month periods ended September 30, 2006 and 2005, respectively. The increase for the three months ended September 30, 2006 was primarily due to stock-based compensation expenses of $2.4 million recorded in the current quarter as a result of the adoption of SFAS No. 123(R), compared with stock-based compensation expense of $0.4 million and $0.6 million in the three and six month periods ended June 30, 2005 prior to the adoption of SFAS No. 123(R)  and increased legal costs. The increase for the nine months ended September 30, 2006 was primarily due to stock-based compensation expenses of $9.0 million recorded in the current period, increase in the allowance for doubtful accounts by $3.2 million and the inclusion of the operations of Oren which was acquired in June 2005 for the full 2006 periods.

Amortization of Intangible Assets

During the three and nine month periods ended September 30, 2006, we incurred charges of $12.4 million and $37.9 million, respectively, related to the amortization of intangible assets compared to $12.8 million and $37.5 million for the three and nine months ended September 30, 2005, respectively.  At September 30, 2006, we had approximately $81.3 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis through 2010.

Amortization of stock compensation resulting from business combinations

As a result of the adoption of SFAS No. 123(R) during the first quarter of 2006, we now record a charge for all stock-based compensation expenses as described in Note 2 to Condensed Consolidated Financial Statements.  As a result, we no longer record a separate charge for Amortization of stock compensation resulting from business combinations.  For the three and nine months periods ended September 30, 2005, we recorded charges of $344,000 and $1.3 million,  respectively,  related to the Amortization of stock compensation resulting from business combinations primarily as a result of stock options granted in connection with the Oak acquisition.

Interest and Other Income

Interest and other income were $2.8 million and $8.1 million, respectively, for the three and nine month periods ended September 30, 2006, compared to $ 679,000 and $1.1 million for the same periods of 2005.  These increases were a result of an increase in interest income as a result of our higher average cash and short term investment balances and net realized gains in investments of $1.0 million recorded during the first quarter of 2006.

Provision for Income Taxes

We recorded a tax benefit of $70,000 and a tax provision of $5.9 million for the three and nine month periods ended September 30, 2006. We recorded a tax provision of $1.2 million for the three and nine month periods ended September 30, 2005. The provision for income taxes reflects the estimated annualized effective tax rate applied to earnings excluding charges for amortization of intangible assets for the interim periods and a one time charge of $4.3 million for tax expense related to the Media-Tek settlement. The effective tax rate differs from the U.S. statutory rate due to utilization of previously unbenefitted net operating losses and State of Israel tax benefits on foreign earnings.  At September 30, 2006, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At September 30, 2006, we had $86.6 million of cash and cash equivalents, $193.7 million of short-term investments and $305.7 million of working capital.

Our operating activities generated cash of $82.8 million during the first nine months of 2006, primarily due to net income of $27.3 million adjusted for non-cash items such as amortization of $37.9 million, depreciation of $7.1 million and stock-based compensation expense of $13.7 million.  Cash provided by operations also increased due to a decrease of $7.2 million in accounts receivable due to the timing of collections and a net increase in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $1.0 million.  These increases were partially offset by a $12.6 million increase in inventories to meet the increasing demand for our products.

Cash used in investing activities was $127.2 million during the nine months ended September 30, 2006, principally reflecting the net purchase of investments of $121.8 million. In addition we spent $5.4 million for purchases of property and equipment.

Cash provided by financing activities during the nine months ended September 30, 2006 was $52.1 million consisting of proceeds received from issuances of common stock through exercises of employee stock options and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by operating activities during the first nine months of 2005 was $33.7 million.  While we recorded a net loss of $26.5 million, this loss included non-cash charges for depreciation of property and equipment of $7.7 million, amortization of $37.6 million and stock-based compensation of $2.8 million.  Changes in current assets and liabilities resulted in additional cash totaling $9.4 million which included a $22.9 million decrease in inventory and a $6.1 million increase in accounts payable, accrued expenses and other liabilities, offset by a $20.5 million increase in accounts receivable. The changes in inventory and accounts receivable were primarily the result of an increase in shipments during the quarter ended September 30, 2005 due to normal seasonal factors.

Cash used in investing activities was $11.9 million during the nine months ended September 30, 2005, reflecting $27.6 million used in the acquisition of Oren and purchases of property and equipment totaling $6.4 million, partially offset by the net sales and maturities of investments of $22.1 million.

Cash provided by financing activities was $5.6 million during the nine months ended September 30, 2005 attributable to the issuance of common stock during the period.

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of U.S. dollars compared to the New Israeli Shekel will increase our costs as expressed in U.S. dollars ..  We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at September 30, 2006, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Management’s Consideration of the Restatement

As disclosed in Note 2, “Restatement of Consolidated Financial Statements,” to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K, we restated previously issued financial statements to record incremental non-cash stock based compensation charges under APB No. 25 in the amount of $11.7 million between 1997 and 2005 and an additional $0.4 million in 2006 under SFAS No. 123(R). These accounting errors arose from the use of incorrect stock option grant measurement dates for grants made during the period 1997 to 2003.

In coming to the conclusion that our disclosure controls and procedures were effective as of September 30, 2006, management considered control deficiencies related to the stock option granting process that resulted in the need to restate our previously issued financial statements.

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

The Company believes that these changes remediated the historical control deficiency. Consequently, the stock option grand process did not constitute a control deficiency as of December 31, 2006.

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Background of Restatement

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

Late SEC Filings and Nasdaq Delisting Proceedings Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. As a result, the Company received Nasdaq Staff Determination letters, dated August 14, 2006, November 15, 2006, and March 20, 2007 stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market.  A hearing before a Nasdaq Listing Qualifications Panel was held on September 27, 2006 and a decision to grant the Company’s request for continued listing on Nasdaq subject to certain conditions occurred on December 28, 2006.  The Company has appealed this decision, and the Nasdaq Listing Council has determined to stay the December 28, 2006 Panel decision, and any future Panel determinations to suspend Zoran’s securities from trading, pending further action from the Listing Council.  On March 2, 2007, the Company provided the Listing Council with an additional submission for its consideration regarding continued listing.  The Listing Council will review the matter on the basis of the written record.

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed class action complaints against the Company and derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its historical accounting for stock options.

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

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4 million in principal, together with accrued interest then in the amount of approximately $525,000, under four separate convertible promissory notes. On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes. The notes represent amounts loaned by the Company to ArcSoft in 2004 in connection with a transaction involving the transfer to ArcSoft of rights related to the software product then under development and related agreements regarding the continued development and commercialization of the product. On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses. ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million. The hearing on our application for an attachment is currently schedules for May 14, 2007.

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

The independent investigation of our historical stock option practices and resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $5.8 million in 2006 and we expect to incur additional costs in the future periods.  The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.  In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million.)  As a result, our restated consolidated financial statements reflect an overall decrease in net income of $13.0 million for the period of 1997 to 2005.  The effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 resulted in a $2.4 million decrease in stockholders’ equity.

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

Due to the independent investigation and resulting restatements, in recent periods we were unable to file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market. As a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months then If the Nasdaq Listing and Hearing Review Council concludes that we are not in compliance with applicable listing requirements, then we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or non-employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

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

We are required to include a report of management on internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting.  The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2006 because management determined that as of December 31, 2006 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2005 and September 30, 2006, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $8.97 to a high of $29.13.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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