Form 10-K
period 2006-12-31
ZORAN CORP \DE\
filed 2007-04-20
CIK 1003022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

Registrant’s telephone number, including area code: (408) 523 6500

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2006, as reported on the Nasdaq Global Select Market, was approximately $1,196,461,000.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of March 31, 2007: 49,448,791.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive proxy statement for registrant’s 2007 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Report, the Proxy Statement is not deemed to be filed as part hereof.

ZORAN CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006

i

Special Note Regarding Forward-Looking Statements

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under “Item 1A—Risk Factors” of this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note Regarding Restatement

In this Annual Report on Form 10-K, we are restating prior fiscal periods to reflect additional stock-based compensation expense relating to stock option grants made during the period January 1, 1997 to December 31, 2003. We are also restating the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The effects of these restatements are reflected in the consolidated financial statements, selected financial data and other financial data, including quarterly data, included in this report. For additional information, see “Note 2—Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements. We have also included restated financial information under “Item 6. Selected Financial Data,” for the periods 2002-2006. “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes the income statement impact of the restatements during the period 1997 to 2005,   “Item 8. Financial Statements and Supplementary Data—Selected Quarterly Information (Unaudited),” includes restated quarterly financial information for each interim period during the years 2005 and 2006. We have not amended any of our other previously filed Annual Reports on Form 10-K for the periods affected by the restatement or our Quarterly Reports on Form 10-Q filed prior to December 31, 2005. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

On July 3, 2006, we announced that, at the recommendation of the Audit Committee, the Board of Directors had created a special committee of independent directors (“Special Committee”) to conduct a review of our historical stock option practices. Based on the results of the review, we have concluded that certain stock options granted during the period January 1, 1997 to December 31, 2003 were not correctly accounted for in accordance with accounting principles generally accepted in the United States applicable at the time those grants were made. As a result, we are restating our historical financial statements to record adjustments for additional stock-based compensation expense relating to past stock option grants in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” to record additional stock-based compensation expense associated with options granted to a consultant and to record additional adjustments that were previously considered to be immaterial.

ii

PART I

Item 1—Business

Company Overview

Zoran Corporation is a leading provider of digital solutions in the digital entertainment and digital imaging market.

Our products consist of integrated circuits and related products used in digital versatile disc, or DVD, players, movie and home theater systems, digital cameras and video editing systems. We also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Subsequent to our acquisition of Emblaze Semiconductor Ltd. on July 8, 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile phone market. Through the acquisition of Oren Semiconductor, Inc. on June 10, 2005, we obtained Oren’s demodulator IC technology for the global high definition television market. We sell our products to original equipment manufacturers, or OEMs that incorporate them into digital video and audio products for consumer and commercial applications.

We were incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Our corporate headquarters are located at 1390 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 523-6500. Our website can be found at www.zoran.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website under “Investors / SEC Filings” as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Industry Background

Until the mid-1990s, video images and audio soundtracks were transmitted, edited and stored almost exclusively using analog formats. Since then, advances in technology have allowed audio and video to be processed and stored in digital form. Unlike analog formats, which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of audio and video signals through digital signal processing and offer a number of fundamental advantages over analog technologies. Through complex digital signal processing operations, digital audio and video signals may be compressed, providing significant storage and transmission efficiencies. They also may be filtered, allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats provide users with additional benefits, including higher quality audio and video, random access to data, superior editing capabilities and enhanced security features such as protection against unauthorized copying and controlled and secure access.

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

•       The MPEG 4 standard, which is an extension of MPEG 1 and MPEG 2 that provides the ability to view, access and manipulate objects rather than pixels, which is especially significant in video streaming, digital television, mobile multimedia and video game applications. MPEG 4 part 10 standard, also known as Advanced Video Codec (AVC) or H.264, is an addition to the MPEG 4 standard, offering significantly improved compression efficiencies;

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

These industry standard techniques have enabled the dramatic growth in digital multimedia markets, including the following:

DVD Players and Recorders. DVD players and recorders primarily use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback or recording than is possible with VCR or video CD technology. According to In-Stat, sales of DVD players are estimated to be 140 million units in 2006 and expected to remain flat to slightly up in 2007 and shipments of DVD recorders are expected to increase from 18 million units in 2006 to 23 million units in 2007.

Standard Definition and High Definition Televisions and Set Top Boxes. Digital televisions receive digital content and process it to display a picture which has far greater resolution and sharper, more clearly defined images than televisions based on the older analog technology. Standard definition televisions generally contain 480 lines with 720 pixels per line. High definition television, or HDTV, television sets contain 1280 to 1920 pixels per line and up to 1080 lines. The aspect ratio of standard definition sets is 4:3, compared to 16:9 for HDTV. The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan. The functionality to receive and process digital television signals can be contained in a set-top box which then drives a television display that is capable of displaying digital content. Alternatively, this functionality can be integrated into a digital television that does not require a set-top box. Digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in various markets throughout the world. Intex Management Services, LTD., or IMS, estimates that over 140 million digital televisions and set-top boxes were shipped worldwide in 2006 and that over 177 million units will be shipped in 2007.

Mobile Products. Digital cameras use JPEG compression technology to capture high resolution still images that can be viewed, edited and stored on a computer system on a recordable DVD and transmitted over telephone lines and computer networks. Recently, digital cameras have been introduced that are capable of capturing and playing back quality video, using the MPEG 4 algorithm. According to IDC, sales of digital cameras are expected to exceed 105 million units in 2006 and 113 million units during 2007. The multimedia mobile phone market segment is expected to grow from 151 million units in 2006 to 463 million units in 2010, representing 37 percent of worldwide mobile phone shipments in 2010, according to IDC.

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

These established and emerging compression standards specify data formats which enable products from different vendors to interact and permit the capture, transmission, storage and display of audio and video data in digital format. These standards do not specify the compression methodologies to be employed or additional functionality that may be used to enhance or manipulate digital signals. These standards, therefore, do not determine image or sound quality or compression efficiency. For example, data compression may comply with relevant standards despite being poorly processed and containing artifacts that result in image degradation in video applications or poor sound quality in audio applications. As a result, there can be significant differences in overall image or sound quality between two solutions based on the same standard. Therefore, integrated circuit manufacturers can differentiate their products on the basis of the quality of their compression solution.

Historically, as system vendors sought compression solutions, the cost, complexity and time required to compress and decompress data imposed significant limitations on the use of digital compression. Over the last several years, as cost-effective compression solutions have emerged, product manufacturers have increasingly sought to design and market lower-cost digital audio and video systems and products to address an increasing number of high volume consumer applications. In addition, product manufacturers are facing competitive pressure to introduce their products more rapidly. To address these issues, OEMs continually seek to integrate more and more functions on individual chips in order to reduce their costs, time-to-market and power consumption. They also seek solutions that can easily be integrated into their commercial and consumer products. The challenge to manufacturers of compression integrated circuits is, therefore, to provide product manufacturers with high-quality, cost-effective, standards-based solutions that enable flexible control, image enhancement, audio effects and other functions in addition to high quality compression solutions.

Zoran Solutions

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video, audio and imaging applications. We were a pioneer in the development of high performance digital signal processor (DSP) products, and have developed expertise in integrated mixed signal circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, and video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solutions include the following:

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

Integrated System Solutions. We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers’ total system cost is reduced and they can concentrate on differentiating their products from those of their competitors. For example, our COACH IC includes most of the electronics of a digital camera on a single chip.

Cost-Effective Products. We focus on reducing the feature size, power requirements and number of integrated circuits necessary to perform required system functions, including compression functions. This reduces our customers’ manufacturing costs for their products which incorporate our integrated circuits, and also reduces the costs of operating those products so that our products can be used in a broader range of high volume applications. The modular nature of our architecture reduces our new product development costs, and enables our design engineers to meet our customers’ new product specifications and cost parameters.

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

Focus on High-Growth and High Volume Applications. Our strategy is to focus on providing digital video, audio and imaging solutions for high-growth consumer electronics and printing applications. Our current focus markets include: DVD players and recorders, digital cameras, digital televisions and set-top boxes, portable multimedia devices and multifunction printing devices.

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

Further Penetrate Key International Markets. Between 1998 and 2006, we expanded offices in Canada, England, Germany, Hong Kong, India, Japan, Korea, China and Taiwan. At the end of 2006 we had 476 full-time, part-time and contract employees working in these offices. We believe that by opening and expanding our presence in these offices we are better able to provide marketing and application support for our customers in these growing consumer electronics markets.

Extend Technological Leadership. Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions enabled by compression. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio, video and imaging. In August 2004, we acquired Emblaze Semiconductor which provided us important technologies for extending our capabilities into the growing multimedia mobile phone market. In June 2005, we acquired Oren Semiconductor, Inc. which provided us demodulator IC technology for the global high definition television market. We intend to continue to invest in our research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

Expand Strategic Partnerships. We work closely in the product development process with leading manufacturers of products that incorporate our integrated circuits. We also work closely with key customers and provide them early access to our technologies. Potential products are designed to meet customer-driven product requirements defined by us with our partners providing technological input and, in selected cases, a portion of the development funding. This strategy has enabled us to develop products with substantial financial and other assistance while retaining ownership of the technology and ensuring an established customer for the product once development is completed. In some cases, our strategic partners also provide sales and marketing support. We have also established long-term relationships with strategic partners that provide manufacturing capacity and we continually seek to develop additional strategic relationships with manufacturers.

Markets and Applications

Our products are currently used in a variety of consumer multimedia applications, including the following:

Consumer Video Playback Systems

DVD players primarily use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than is possible with earlier generation products such as VCRs, Video CD or Super Video CD players. DVD players are sold as stand-alone products and are also bundled with other functions including DVD+VCRs, DVD-receivers and DVD+TV combinations. In addition, the DVD player can act as a platform for playback and editing of digital still images from digital cameras through integrated memory card slots or via direct connection to digital cameras.

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

Digital Televisiosn

The digital television market represents the most significant technological shift in the consumer electronics market since color televisions were introduced in the late 1950s. Today, digital content providers broadcast programming via satellite, cable or terrestrial (over-the-air) networks. The mix of broadcast networks varies by geographic region. For example, most digital television content in Japan and Korea is broadcast via terrestrial networks, while cable networks currently predominate in the United States. Satellite networks offer an alternative source of content to consumers and are continuing to grow in various regions. Each geographic market is subject to regulations that require compliance with different governmental standards applicable to broadcast technology and content format. In each region, individual broadcasters also have developed their own proprietary standards for content, security and conditional access. This market requires television products, set-top boxes, personal video recorders and other digital consumer appliances to include sophisticated integrated circuits and embedded software that address the emerging requirements of multiple broadcast networks throughout the world. The requirement by the U.S. Federal Communications Commission, or FCC, that all new televisions contain a built-in digital receiver, has accelerated the growth of the digital television market in the U.S. We expect this growth to continue over the next several years.

Digital Imaging Print Products

The market for personal printers is beginning to undergo a shift from traditional PC-centric peripherals toward new PC-independent printing appliances. Fueling this shift is the rapid growth of digital photography, home Internet and wireless connectivity. As these new technologies make their way into the home, they are creating demand for a new class of appliance-type printers that allow image rich content such as web pages, digital photos, and scanned documents to be printed without using a PC. According to IDC, IC controllers for multifunction print devices, including ink jet for personal as well as monochrome and color laser applications in the office, are addressing a market estimated at 63 million units in 2006 and growing to 83 million units in 2010.

The market for embedded software for page description languages, or PDLs, is somewhat more mature than other areas of the imaging market. It is characterized by a small number of suppliers selling to very large OEM customers designing print devices that need to be connected to a network. The page description language, or PDL, enables the printer to receive a file or job from a PC and translate that file into a set of instructions that the printer can understand and lay down on paper with a great deal of precision. In general, applications are designed to send jobs to printers using one or both of two major protocol or language families. Print Control Language, or PCL, originated as a Hewlett-Packard developed protocol for page printers and has become an industry standard in office environments. Both PCL 5 and PCL XL, or PCL 6, are supported in office printers today. The application may also use the PostScript language originally developed by Adobe, which tends to be focused more on graphic arts and Apple operating system environments. Recently, page printers have also offered support for portable digital document formats that support a more complex graphics model and are designed to be widely viewed and shared. These include PDF, originally developed by Adobe, and XML Paper Specification, or XPS, introduced by Microsoft in Windows Vista.

Mobile Products

Digital cameras enable the capture of high resolution images, the viewing, editing and storage of such images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color printers. Digital cameras have added video capture and compression capability enabling them to provide basic camcorder functionality. Digital cameras can be connected directly to a PC for downloading of pictures or movies and to a television for display. The original digital cameras were developed for the professional market, and sold at prices of $1,000 to $3,000. As technology has advanced and manufacturing costs have decreased, digital cameras for the consumer market have been introduced in the $69 to $600 price range.

Many mobile phones now incorporate digital still camera functionality and even video clips. These phones can be connected to a PC for downloading the pictures or video clips or the files can be transmitted over the mobile phone network to another mobile phone or sent to an e-mail account. Digital camera functionality was originally included in mobile phones that sold for over $500. With the spread of the technology and decreased manufacturing costs, digital camera enabled mobile phones now are available in every price range.

Products

Our product offerings consist of four principal product families:

•       DVD—high-performance integrated system-on-a-chip solutions, including video and audio compression and decompression products based on MPEG, Dolby Digital and DivX standards and front-end technology for use in DVD players and DVD recorders.

•       DTV—high-performance, highly integrated ASICs and system-on-a-chip  solutions for standard and high definition digital television products including televisions, set top boxes, personal video recorders, digital video recorders, and recordable DVDs, as well as platforms, drivers and software stacks for a variety of operating systems required for digital television applications.

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

The following table lists our principal multimedia integrated circuits currently in production, including the months in which initial production units were first made available to customers:

Product Family	Products	Initial Commercial Shipment	Principal Applications
DVD	Vaddis® 5R video playback chip (ZR36750)	July 2003	DVD recorders
	Activa® 100—MPEG 2 encoder (ZR35100)	February 2004	DVD recorders
	Vaddis® 7 integrated DVD decoder (ZR36776)	March 2004	DVD players
	HDXtreme® (ZR36721)	March 2004	DVD players and recorders
	Vaddis® 8 integrated DVD decoder (ZR36868)	August 2004	DVD players
	Vaddis® 9 integrated DVD processor (ZR36966)	December 2005	DVD players
	Activa® 200—DVD Recorder SoC (ZR35220)	December 2006	DVD recorders
DTV	Generation 9® integrated HD decoder with 64 Bit CPU and Audio DSP Core (TL 955)	June 2002	HDTV and HD set-top boxes
	Generation 9® integrated HD decoder with 64 bit CPU and audio DSP core (TL 945)	July 2002	HDTV and HD set-top boxes
	SupraTV® integrated SD decoder with 32-bit CPU and audio DSP core (ZR39140)	September 2003	SDTV and SD set-top boxes
	Generation 9® Elite integrated HD decoder with dual 32 bit CPU and audio DSP core (ZR 391055)	October 2004	HDTV and HD set-top boxes
	Cascade Demodulator (CAS-220)	June 2005	ATSC Demodulator for HDTV and set-top boxes
	SupraHD® integrated decoder (ZR39660)	August 2005	HDTV and SoC
	SupraHD® integrated decoder (ZR39640)	August 2005	ATSC decoder for CRT and set-top boxes
	Supra TV® 160 integrated processors (ZR39160)	May 2006	ATSC decoder for CRT and set-top boxes
	SupraHD® 740 Integrated processor (ZR39740)	December 2006	SDTV and SD set-top boxes
Mobile	Digital camera processor—COACH 5 (ZR36430)	June 2002	Digital cameras, security
	Digital camera processor—COACH 6 (ZR36440)	October 2003	Digital cameras, security
	Digital camera processor—COACH 7 (ZR36450)	July 2004	Digital cameras, security
	Approach® multimedia application coprocessor- (ER4521)	July 2004	Cellular and multi-media applications

	Approach® multimedia application accelerator- (ER4525 and ER 4527)	July 2004	Cellular and multi-media applications
	Digital camera processor—COACH 8 (ZR36460)	May 2005	Digital cameras, security
	Digital camera processor—COACH 9 (ZR36470)	October 2006	Digital cameras, security
Digital Imaging	Quatro® 4110 Inkjet and laser high performance mid range print head controller platform	March 2003	Mid range inkjet MFPs and laser printers
	Quatro® 4100 Inkjet high performance low cost print head controller platform	October 2003	Low cost inkjet MFPs
	Integrated Print System (IPS) 6.0 Embedded Software	April 2003	Print devices connected to a network
	IPS Conductor (IPS/DDK)	September 2004	Print devices connected to Microsoft operating systems
	Quatro® 4200 Full feature, highly integrated SOC with high quality scanner analog front-end, USB high speed host and color LCD interface	April 2005	Print devices connected directly or to a network
	Quatro® 4050 Ultra-low-cost SOC for all-in-one printers and direct-connect photo printers.	May 2005	Print devices connected directly or to a network
	Quatro® 4230 Full feature, highly integrated SOC for printer manufacturers	September 2006	Print devices connected directly or to a network

Zoran, the Zoran logo, Activa, APPROACH, Generation 9, HDXtreme, IPS, Quatro, SupraHD, SupraTV and Vaddis are trademarks or registered trademarks of Zoran Corporation and its subsidiaries in the United States and/or other countries. All other names and brands may be claimed as property of others.

DVD. Our Vaddis® processors perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DivX and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis® processor has additional computational power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers. The Vaddis® 7 processor incorporates all the functions of previous generations with the addition of MPEG 4 decoding and an interface that can support high definition television. The Vaddis® 8 adds Super Audio CD, or SACD, upscaler and HDMI transmitter functionality. In 2004, we introduced HDXtreme® technology that allows DVD play back and the viewing of JPEG pictures on an HDTV with an HDMI interface. The Activa® 200 product, announced in December 2005, delivers the entire DVD recorder capability on a single system-on-a-chip, integrating the front-end and back-end functions to greatly reduce system costs and chip count in DVD recorders. We also provide DVD player and DVD recorder reference designs based on our Vaddis® and Activa® product families that help our customers accelerate the time to market for their products.

DTV. Our DTV Division offers integrated circuit products for both high definition and standard definition formats for digital televisions, set top boxes and related applications, including personal video recorders. In 2004, we introduced the Generation 9® Elite system-on-a-chip which utilizes dual CPUs resulting in higher performance with lower power consumption compared to its forerunner, the Generation 9® product family. During 2005, we began shipping our highly integrated SurpaHD® product line that addresses the mainstream market segment as well as high-end and entry-level segments of the flat panel display and analog-to-digital broadcast transition markets. We also shipped production volumes of our SupraTV® 150 ICs for use in the worldwide standard definition digital terrestrial, satellite and cable broadcast markets. As a result of the Oren acquisition in June 2005, we offer the Cascade 2 TV demodulator with our SupraHD® and Generation 9® back-end decoder and end-to-end solution for the US Advanced Television Systems Committee market. The Cascade 2 product is also sold to TV tuner suppliers as an integrated tuner and demodulator solution.

Mobile. Our COACH processors are integrated system-on-a-chip solutions that include most of the electronics of a digital camera, which can be connected directly to a high-resolution CCD or CMOS sensor. The COACH IC processes the video information in real time, compresses the captured image in real time, while interfacing to an LCD or micro display and to all types of flash memory. Among the unique capabilities of the COACH product is the ability to transfer in real time, over a USB bus, high quality video to the PC and function as a PC video camera. The COACH products also allow for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH product is supplemented by digital camera reference designs, “CamON” and “CamMini,” products shorten the time to market for Zoran’s customers. The newest COACH processors utilize MPEG-4 Codecs to incorporate basic digital camcorder capabilities for displaying video clips on a PC or TV. As a result of our acquisition of Emblaze Semiconductor in July 2004, our Mobile Products Division also offers mobile multimedia telephone products.

Digital Imaging. Our Quatro® product addresses the consumer market for personal printers and the increasing demand for PC - independent printing appliances. The Quatro® product is a programmable SOC solution for consumer oriented imaging and printing appliances, including multifunction color inkjet and laser devices that feature print, copy, scan and fax capabilities and that allow image-rich content such as web pages, digital photos and scanned documents to be printed without the use of a PC. Quatro® ASICs are designed for mid-range and entry level inkjet printers, color photo printers, laser printers and the new generation of dye sublimation printers. The Integrated Print System, or IPS 7.0, is a modular, scalable embedded software product that provides processing and control functions for document imaging peripheral devices. IPS was developed based on a long standing expertise in page description language interpreters such as PCL and Postscript. The IPS product line gives the OEM the ability to build high performance, network enabled devices quickly and cost effectively.

Customers

The following table lists representative customers, as well as other OEMs who purchase our products through us or from our resellers. Each of these customers and OEMs purchased, directly or indirectly, at least $500,000 of Zoran products during 2006:

Product Family	Direct Customers and resellers		Other OEMs
DVD

Alco Electronics Ltd.

Anam Electronics Co. Ltd.

Eastech Electronics (hui Yang) Co. Ltd.

Everbest Industrial (HK) Ltd.

Fly Ring Digital Technology Ltd.

LG Electronic Inc.

Qisheng International Ltd.

Samsung Electronics

Sea Star Technology (Hong kong)

Shenzhen Kaixinda Multi-Media Co. Ltd.

Sky Wise Holdings Ltd.

Sony TCL Electronics (HK) Ltd.

Tecobest Digital Ltd.

Thomson Hong Kong Holdings Ltd.

Tomei Shoji Ltd.

Universal Pacific Co. Ltd.

Zhongshan Dingcai AV Technology

Orion Sanyo Sharp Toshiba
DTV

3S Digital
ATM Electronic Corporation
Dae Jin Semiconductor Co. Ltd.
Daewoo Electronics Co. Ltd.
Digital Stream Technology
DVN Technology Ltd.
Ever Best Industrial (HK) Ltd.
Homecast Co. Ltd.
Hongtech Electronics
Kanematsu Corporation

Lacewood International Corp.
Marubun Corporation
Mico Electric (HK) Ltd.
Rockwell Collins Inc.
Samsung Electronics
Shenzhen MTC Multi-Media Co. Ltd.
TPV Technology Group
Trident Microsystems Inc.
TTE Technology Inc.
Zhongshan E-Tek Co. Ltd.

Funai JVC Mitsubishi Mitsumi Panasonic Sanyo Sony
Mobile

ASD Technology Ltd.
Asia Optical International Ltd.
Chicony Electronics Co. Ltd.
Flextronics
Grandtech Industrial Ltd.
Jurong Hi-Tech (Suzhou) Co. Ltd.
Kyoshin Technosonic (Asia) Ltd.
Maxtek Technology Co. Ltd.
Newell Hong long Ltd.
Newgen Telecom Inc.

		Ningbo Guangbo Digital Technology Pentax Corporation Primary Technologies Pure Digital Technologies Samsung Electronics Shenzhen Xinlikang Industrial Co. Tekom Technologies Inc. Zenitron Corporation	Funai
Digital Imaging	Avision Enterprise (BVI) Inc. Canon Inc. Foxlink Image Technology Co. Ltd. Seiko Epson Corporation Hewlett Packard Kanematsu Corporation Lite-On Technology Co	Mag-Tek Inc. OkiData Corporation Ricoh Company Ltd. Samsung Electronics Co., Ltd. Sharp Electronics Corporation Toshiba Corporation Xerox	Funai Panasonic Kyocera Mita Kodak

In 2006, one customer accounted for 14% of our total revenues, and sales to our four largest customers accounted for 36% of our total revenues. In 2005, no single customer accounted for more than 10% of our total revenues, and sales to our four largest customers accounted for 29% of our total revenues.

Research and Development

We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets. We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio, video and imaging solutions. Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio, video and imaging application markets. In addition, we seek to design integrated circuits and cores, as well as near production ready reference designs which reduce the time needed by manufacturers to integrate our ICs into their own products.

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

We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Bi-national Industrial Research and Development Foundation. These organizations fund up to 50% of incurred costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. In 2004, we earned grants totaling $1.5 million. There were no grant receipts in 2005 and 2006. The terms of Israeli Government participation include restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

Research and development expenses that qualify for the grants and the related grants are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
		(restated)	(restated)
Research and development expenses	$60,147	$48,377	$38,461
Less: grants earned	—	—	(1,460)
	$60,147	$48,377	$37,001

As of December 31, 2006, we had 645 research and development personnel, of which 523 were employed full-time, and 122 were part-time or contract employees.

Sales and Marketing

Our sales and marketing strategy is to focus on providing solutions to manufacturers seeking to design audio, video and imaging products for existing and emerging high volume consumer applications. In cooperation with leading manufacturers of audio, video and imaging equipment in the commercial and consumer markets, we attempt to identify market segments which have the potential for substantial growth. To implement our strategy, we have established a worldwide direct sales force in offices located near our key customers and strategic partners, and a worldwide network of independent sales representatives and resellers. In some cases, our strategic partners also provide sales and marketing support.

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 138-person direct sales staff, of whom 11 are located in the United States and 127 are located internationally. Our United States sales staff is primarily responsible for sales in North America, Europe and South America. Sales management and sales operations staff also reside in the United States. Our marketing staff in China, Japan, Korea and Taiwan are responsible for marketing in their respective regions. In addition, we sell our products indirectly primarily through selected resellers. We typically warrant our products for a 12-month period. To date, we have not experienced material product returns or warranty expense.

We have opened offices in other parts of the world in order to better address specific markets. We opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets and an office in Taipei, Taiwan in an effort to better address the digital camera market. As of December 31, 2006, we had a staff of 305 employees and 19 contractors in our China office and 66 employees in our Taiwan office, including sales support, applications and customer support employees. In addition, we opened offices in Hong Kong and Korea, which had staff of 4 employees and 25 employees, respectively, as of December 31, 2006. These offices also provide sales, applications and customer support.

We distribute our products in Japan primarily through resellers. We also operate an office in Tokyo to help promote our products in Japan, assist with the marketing of products not sold through resellers, such as integrated circuit cores and certain digital camera, digital video, digital television, imaging and JPEG products, and provide applications support for some of our customers. At December 31, 2006, we had 38 employees and 19 contractors in our Tokyo office.

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

We sell our DivX and DTS Technology-based products under a non-exclusive license from DivX Inc. and DTS Technology LLC to sell products that incorporate their algorithm. We are not required to pay royalties under this agreement. Our customers enter into license agreements directly with DivX and DTS, pursuant to which they pay royalties. Under our agreement, we may sell our DivX or DTS-based products only to customers who are licensees of DivX or DTS. The failure or refusal of potential customers to enter into license agreements with DivX or DTS in the future could harm our sales.

Backlog

Sales of our products are made pursuant to firm purchase orders. However, sometimes we allow customers to cancel or reschedule deliveries. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products ordered as a result of changes in customers’ requirements and manufacturing availability. Our ability to order products can carry lead times of between four and sixteen weeks; however, most of our business is characterized by short lead times and quick delivery schedules. As a result of these factors, we do not believe that backlog at any given time is a meaningful indicator of future sales.

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

Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC, Philips and Tower Semiconductor Ltd. are currently manufacturing our DVD, JPEG, DTV imaging and some of our mobile products. Fujitsu manufactures our USB multimedia controller chips. Our independent foundries fabricate products for other companies and may also produce products of their own design.

Most of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.13 micron to 0.18 micron feature sizes. Most of our semiconductor products are currently being assembled by one of four independent contractors and tested by those contractors or other independent contractors.

We currently purchase products from all of our foundries under individually negotiated purchase orders. We do not currently have a long-term supply contract with TSMC, and therefore TSMC is not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

Competition

Our existing and potential competitors include many large domestic and international companies that have substantially greater finance, manufacturing, technology, marketing and distribution resources than we have.

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS, LSI Logic, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Sunplus and Texas Instruments. In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Freescale Semiconductor, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Advanced Micro Devices, Broadcom, Renesas Technology, M-Star, Mediatek and ST Microelectronics. Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, Genesis Microchip, NEC, Pixelworks and Trident Microsystems. Competitors in the Printer and Multifunction peripheral space include Sigmatel

Inc, Marvell semiconductor, TAK Imaging, Peerless Systems, Global Graphics and in-house captive suppliers.

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

Proprietary Rights and Licenses

Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limit access to our proprietary information. We currently hold approximately 300 issued patents worldwide, and have additional patent applications pending. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums that license patents relating to the MPEG standard has created uncertainty with respect to the use and enforceability of patents implementing that standard. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our foundries from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been subject to intellectual property claims and litigation in the past. See Item 3—Legal Proceedings. We may be subject to additional claims and litigation in the future. In particular, given the uncertainty discussed above regarding patents relating to the MPEG standard, it is difficult for us to assess the possibility that our activities in the MPEG field may give rise to future patent infringement claims. Litigation by or against us relating to patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology that it uses, we could incur substantial liabilities and be forced to suspend the manufacture of products, or the use by our foundries of certain processes.

Employees

As of December 31, 2006, we had 1,191 full-time and 160 part-time and contract employees, including 645 full-time, part-time and contract employees primarily involved in research and development activities, 528 in marketing and sales, 128 in finance, human resources, information systems, legal and administration, and 50 in manufacturing control and quality assurance. We have 377 full-time employees and 84 part-time and contract employees based in Israel, of which 371 employees, including both full time and contract employees, are involved in engineering and research and development. We have 198 full-time employees and 29 part-time and contract employees at our facilities in Sunnyvale, California, 143 full-time employees and 6 part-time and contract employees at our facility in Woburn, Massachusetts, and 305 full-time employees and 19 part-time contract employees at our facilities in Shenzhen, China. The remaining employees are located in our international offices in Canada, England, Germany, Hong Kong, India, Japan, Korea and Taiwan. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers

The names of our executive officers and their ages as of December 31, 2006 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	61	President, Chief Executive Officer and Director
Karl Schneider	52	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	56	Senior Vice President, Business and Strategic Development

Levy Gerzberg was a co-founder of Zoran in 1981 and has served as our President and Chief Executive Officer since 1988 and as a director since 1981. Dr. Gerzberg also served as our President from 1981 to 1984 and as our Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to co-founding Zoran, Dr. Gerzberg was Associate Director of Stanford University’s Electronics Laboratory. Dr. Gerzberg holds a Ph.D in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

Karl Schneider joined Zoran as Corporate Controller in 1998 and was elected Vice President, Finance and Chief Financial Officer in 1998 and Senior Vice President, Finance and Chief Financial Officer in July 2003. From 1996 through 1997, Mr. Schneider served as Controller for the Film Measurement and Robotics and Integrated Technologies divisions of KLA-Tencor, a semiconductor equipment company. Mr. Schneider served as the Corporate Controller for SCM Microsystems, Inc. from 1995 to 1996, Controller for Reply Corporation from 1994 to 1995, Director of Finance for Digital F/X from 1992 to 1994 and Controller for Flextronics from 1987 through 1991. Mr. Schneider holds a B.S. in Business Administration from San Diego State University.

Isaac Shenberg has served as Senior Vice President, Business and Strategic Development since 1998 and previously as Vice President, Sales and Marketing from 1995 through 1998. From 1990 to 1995, Dr. Shenberg served as our Product Line Business Manager. Prior to joining Zoran, Dr. Shenberg was Images Processing Group manager and Electro Optics Department manager at Rafael, a leading aerospace provider in Israel. Dr. Shenberg holds a Ph.D in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

Item 1A—Risk Factors

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

We cannot predict the outcome of the pending government inquiries or stockholder lawsuits, and we may face additional government actions, stockholder lawsuits and other legal proceedings related to our historical stock option practices and the remedial actions we have taken. All of these events have required us, and will continue to require us, to expend significant management time and incur significant accounting, legal, and other expenses. This could divert attention and resources from the operation of our business and adversely affect our financial condition and results of operations in a manner that could potentially be material.

The independent investigation of our historical stock option practices and resulting restatements has been time consuming and expensive, and has had a material adverse effect on our financial performance.

The independent investigation of our historical stock option practices and resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $5.8 million in 2006 and we expect to incur additional costs in the future periods. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $13.0 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets. In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements reflect a decrease in net income of $13.0 million for the period of 1997 to 2005. The effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 resulted in a $2.4 million decrease in stockholders’ equity.

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

Due to the independent investigation and resulting restatements, in recent periods we were unable to file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market. As a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales our securities until all periodic reports have been timely filed for at least 12 months. If the Nasdaq Listing and Hearing Review Council concludes that we are not in compliance with applicable listing requirements, then we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or non-employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

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

Our largest customers have accounted for a substantial percentage of our revenues. In 2006, one customer accounted for 14% of our total revenues, while sales to our four largest customers accounted for 36% of our total revenues. In 2005, no single customer accounted for more than 10% of our total revenues, and sales to our four largest customers accounted for 29% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of December 31, 2006 four customers accounted for approximately 13%, 12%, 10% and 10% of the net accounts receivable balance, respectively.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2006 and December 31, 2006, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $13.67 to a high of $29.13. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

From time to time the stock market experiences extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may reduce the future market price of our common stock.

Item 1B—Unresolved Staff Comments

None

Item 2—Properties

Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in September 2016. A significant portion of our research and development and engineering facilities and our administration, marketing and sales operations are currently located in approximately 109,700 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in November 2016. We also lease facilities, primarily for sales, product development, and technical support, in Woburn, Massachusetts; Manchester, England; Dortmund, Germany; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan and Shenzhen, Shanghai and Hong Kong, China. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations in which we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

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

Item 4—Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZRAN.”

The following table sets forth the high and low closing sales price of our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

	High	Low
2005
First Quarter	$11.21	$9.63
Second Quarter	$13.95	$8.97
Third Quarter	$17.19	$13.31
Fourth Quarter	$17.38	$12.51
2006
First Quarter	$22.48	$16.83
Second Quarter	$29.13	$21.00
Third Quarter	$24.31	$14.17
Fourth Quarter	$16.54	$13.67

As of December 31, 2006, there were 287 holders of record of our common stock.

We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2006.

Item 6—Selected Financial Data

The consolidated balance sheet as of December 31, 2005, and the consolidated statements of operations for the years ended December 31, 2005 and 2004, have been restated as set forth in this Annual Report on Form 10-K. The data for the consolidated balance sheets as of December 31, 2004, 2003 and 2002 and the consolidated statements of operations for the fiscal years ended December 31, 2003 and 2002, have been restated to reflect the impact of the stock-based compensation adjustments, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement, other than the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which is being filed concurrently with this Annual

Report on Form 10-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
		(As previously reported)	(As previously reported)	(As previously reported)	(As previously reported)
STATEMENTS OF OPERATIONS DATA:
Total revenues	$495,805	$395,758	$378,864	$216,528	$149,117
Gross profit	269,545	210,209	152,629	85,477	62,213
Operating income (loss)	10,556	(27,100)	(46,857)	(72,004)	6,831
Net income (loss)	16,328	(26,971)	(47,354)	(67,978)	5,698
Basic net income (loss) per share(1)	$0.34	$(0.61)	$(1.11)	$(2.05)	$0.21
Diluted net income (loss) per share(1)	$0.33	$(0.61)	$(1.11)	$(2.05)	$0.20
Shares used in diluted per share calculations(1)	50,099	44,267	42,788	33,231	28,629

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
		(as restated)	(as restated)	(as restated)	(as restated)
STATEMENTS OF OPERATIONS DATA:
Total revenues	$495,805	$395,758	$378,864	$216,962	$148,683
Gross profit	269,545	209,586	152,403	85,797	61,710
Operating income (loss)	10,556	(29,879)	(45,767)	(75,729)	3,187
Net income (loss)	16,328	(30,272)	(48,108)	(71,351)	2,093
Basic net income (loss) per share(1)	$0.34	$(0.68)	$(1.12)	$(2.15)	$0.08
Diluted net income (loss) per share(1)	$0.33	$(0.68)	$(1.12)	$(2.15)	$0.07
Shares used in diluted per share calculations(1)	50,099	44,267	42,788	33,231	28,629

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
		(As previously reported)	(As previously reported)	(As previously reported)	(As previously reported)
BALANCE SHEETS DATA:
Cash, cash equivalents and short-term investments	$296,229	$149,346	$70,413	$126,366	$137,075
Working capital	314,790	170,946	109,320	146,810	159,288
Total assets	676,630	604,223	599,281	622,237	342,616
Accumulated deficit	(227,510)	(230,795)	(203,824)	(156,470)	(88,492)
Total stockholders’ equity	$583,997	$499,348	$500,627	$534,279	$311,012

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
		(as restated)	(as restated)	(as restated)	(as restated)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$296,229	$149,346	$70,413	$126,366	$137,075
Working capital	314,790	170,114	108,597	146,528	158,854
Total assets	676,630	602,631	598,016	621,847	342,182
Accumulated deficit	(227,510)	(243,838)	(213,566)	(165,458)	(94,107)
Total stockholders’ equity	$583,997	$496,924	$498,769	$533,607	$310,578

Effective in fiscal year 2006, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment.” It requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, to correct our past accounting for some stock options granted primarily from 1997 to 2003, we recorded an aggregate of $11.7 million of additional non-cash, stock-based compensation expense for the periods 1997 to 2005 under APB No. 25 and $0.4 million for 2006 under SFAS No. 123(R). There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets. Net income in fiscal year 2006 includes approximately $17.2 million of non-cash, stock-based compensation expense, compared to $4.5 million in fiscal year 2005, $2.6 million in fiscal year 2004, $10.2 million in fiscal year 2003 and $3.5 million in fiscal year 2002.

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the calculation of amortization of stock-based compensation relating to a business combination in 2003. The Company is also recording losses under Accounting Principles Board Opinion 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005. These additional adjustments resulted in a cumulative expense of $1.3 million, including $0.2 million of tax expense, for the periods 2000 through 2005.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Item 1A—Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments amounted to an additional stock-based compensation expense of $0.4 million and $2.6 million in 2006 and 2005, respectively, and a benefit of $1.5 million in 2004. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the calculation of amortization of stock-based compensation relating to a business combination in 2003. The Company is also recording losses under Accounting Principles Board Opinion 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005. These additional adjustments resulted in a cumulative expense of $1.3 million, including $0.2 million of tax expense, for the periods 2000 through 2005.

Through 2005, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based

Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25 (“APB No. 25”), non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options. We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) the remaining $0.4 million for 2006 under SFAS No. 123(R). The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

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

Internal Controls

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, the Company has concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2006 because management determined that as of December 31, 2006 the Company’s internal controls were effective.

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

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed under Item 3—Legal Proceedings above, certain persons and entities identifying themselves as shareholders of Zoran have filed class action complaints against the Company and derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to Zoran’s historical accounting for and disclosures related to stock options. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of any such litigation, or the amount of time and expenses that will be required to resolve them. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the calculation of amortization of stock-based compensation relating to a business combination in 2003.

For additional information, refer to “Note 2—Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The income statement impact of the restatements are as follows (in thousands):

	Cumulative effect at December 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative effect at December 31, 2003
Net loss as previously reported		$(26,971)	$(47,354)
Additional compensation (expense) benefit resulting from improper measurement dates for stock option grants, net of tax	$(11,669)	(2,623)	1,476	$(10,522)
Other adjustments, net of tax	(1,374)	(678)	(2,230)	1,534
Total increase to net loss	(13,043)	(3,301)	(754)	(8,988)
Net loss, as restated		(30,272)	(48,108)

	Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997
Stock-based employee compensation expense, as previously reported	$(6,281)	$(292)	$(544)	$(99)	$—	$—	$—
Additional compensation expense resulting from improper measurement dates for stock option grants	(5,299)	(3,182)	(1,385)	(120)	(123)	(223)	(190)
Stock-based employee compensation expense, as restated	$(11,580)	$(3,474)	$(1,929)	$(219)	$(123)	$(223)	$(190)

Overview

Zoran Corporation is a leading provider of digital solutions in the digital entertainment and digital imaging market.

Our products consist of integrated circuits and related products used in digital versatile disc, or DVD, players, movie and home theater systems, digital cameras and video editing systems. We also provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Subsequent to our acquisition of Emblaze Semiconductor Ltd. on July 8, 2004, we also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market. Through the acquisition of Oren Semiconductor, Inc. on June 10, 2005, Zoran obtained Oren’s demodulator IC technology for the global high definition television market. We sell our products to original equipment manufacturers, or OEMs, who incorporate them in digital video and audio products for consumer and commercial applications.

Revenues

We derive most of our revenues from the sale of our integrated circuit products. Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to resellers and the transition from low-volume to high-volume production. In the past, we have periodically reduced the prices of some of our products in order to penetrate the consumer market more broadly. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such changes with any certainty.

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

Cost of Hardware Product Revenues

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

Research and Development

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies. We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Binational Industrial Research and Development Foundation, which fund up to 50% of incurred project costs for approved products up to specified contract maximums. These agreements require us to use our best efforts to achieve specified results and require us to pay royalties at rates of 3% to 5% of resulting product sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. From time to time, we enter into non-refundable joint development projects in which our customers reimburse us for a portion of our development costs. We classify such reimbursement of development costs as an offset to research and development expenses as we retain ownership of the intellectual property developed by us under these development arrangements. During 2006, we received approximately $347,000 in such reimbursements. We received $1.2 million in reimbursements in 2005. We believe that significant investments in research and development are required for us to remain competitive, and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, sales commissions, product promotion and other professional services. We expect that selling, general and administrative expenses will continue to increase to support our anticipated growth.

Income Taxes

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

Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements. In addition, we recorded retroactive losses under Accounting Principles Board Opinion 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity basis. Accordingly, our results of operations for the year ended December 31, 2006 include Oren’s operations for the full year; our results of operations for the year ended December 31, 2005 include Oren’s operations between June 10, 2005 and December 31, 2005 and $218,000 representing our portion of the losses incurred by Oren between January 1, 2005 and June 10, 2005; and our results of operations for the year ended December 31, 2004 do not include Oren’s operations.

Emblaze Semiconductor Ltd.

On July 8, 2004, we completed our acquisition of Emblaze Semiconductor Ltd. (“Emblaze”), a wholly-owned subsidiary of Emblaze Ltd. for $54.2 million in cash. The acquisition was accounted for under the purchase method of accounting.

Following the completion of the acquisition, the results of operations of Emblaze have been included in our consolidated financial statements. Accordingly, our results of operations for the years ended December 31, 2006 and 2005 include Emblaze’s operations for the full years presented while the results of operations for the year ended December 31, 2004 only reflect Emblaze’s operations between July 8, 2004 and December 31, 2004.

Segments

During the first quarter of 2006, we reorganized our operating structure to bring together our consumer electronic product lines under a single operating group, in recognition of the accelerating convergence of consumer products and our strategy of sharing technology among our various product lines. The new Consumer segment combines the former Digital Versatile Disc (DVD), Digital Television (DTV) and Mobile product groups whose operations were previously reported separately. We will continue to report the operations of our Imaging group as a separate operating segment.

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

We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

•       We generally recognize product sales to distributors at the time of delivery. However, in some cases we grant rights of return or provide price protection arrangements. When we are able to estimate the effect of such an arrangement, we establish a reserve for the estimated adjustment and recognize the balance of the product revenue associated with that arrangement upon shipment. When we cannot reasonably estimate the effect of such an arrangement, we defer all revenue subject to the arrangement until the return right has lapsed or the price has become fixed. The deferred revenue balance at the end of each accounting period was not material.

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

•       Revenue from litigation settlement is recognized in accordance with the terms of the agreement when actual cash payments are received.

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

•       We hold minority interests in private companies having operations or technology in areas within our strategic focus. At December 31, 2006, these investments totaled $4.2 million. The investments are in start up companies engaged in development and are expected to incur losses. We record an investment impairment charge when we believe an investment has experienced a decline in value. We assess the value of this investment principally by using information obtained from the investee, including historical and projected financial performance and recent funding events. Future adverse changes in market conditions or unexpected operating losses of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value thereby possibly requiring an impairment charge in the future.

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

•       Prior to January 1, 2006, we applied APB No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, a non-cash stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date. The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date. That expense was amortized over the vesting period of the option. Beginning January 1, 2006, we have accounted for stock-based compensation using the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC Staff Accounting Bulletin (“SAB”) No. 107. We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). SFAS No. 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. We determined that historical volatility is reflective of market conditions and a good indicator of expected volatility. Prior to the adoption of SFAS No. 123(R), we also used historical volatility in deriving the expected volatility assumption. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). We followed paragraph 81 of SFAS No. 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-In-Capital (“APIC”) pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). See Notes 3 and 11 to Consolidated Financial Statements for a detailed description. Additionally, the Company has restated the pro forma expense under Statement of Financial

Accounting Standards (“SFAS”) No. 123 in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of the restatement adjustments for the years ended December 31, 2005 and 2004.

•       We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 9 to Consolidated Financial Statements, “Commitments and Contingencies,” for a detailed description.

•       We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating losses and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. If the facts or estimates of future financial results were to change, increasing the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated and percentage changes from period to period:

	Years ended December 31,			Percentage change
				2006 to	2005 to
	2006	2005	2004	2005	2004
		(restated)	(restated)	(restated)	(restated)
Revenues:
Hardware product revenues	81.5%	85.8%	83.3%	18.9%	7.6%
Software and other revenues	11.3%	14.2%	16.7%	0.1%	(11.0)%
License revenues related to litigation settlement	7.2%	—	—	*	*
Total revenues	100.0%	100.0%	100.0%	25.3%	4.5%
Cost and expenses:
Cost of hardware product revenues	45.6%	47.0%	59.8%	21.5%	(17.8)%
Research and development	20.0%	22.7%	21.6%	10.3%	9.8%
Selling, general and administrative	22.1%	24.1%	17.4%	15.4%	43.8%
Amortization of intangible assets	10.1%	12.7%	12.0%	(0.4)%	10.8%
Amortization of stock-based compensation resulting from business combinations	—	0.4%	1.1%	*	(61.8)%
Restructuring expense	—	—	0.2%	*	*
In-process research and development	—	0.7%	—	*	*
Total costs and expenses	97.8%	107.6%	112.1%	14.0%	0.2%
Operating income (loss)	2.2%	(7.6)%	(12.1)%	*	(34.7)%
Interest income	2.2%	0.7%	0.1%	326.4%	885.9%
Other income (loss), net	0.1%	(0.2)%	(0.3)%	*	*
Income (loss) before income taxes	4.5%	(7.1)%	(12.3)%	*	(40.1)%
Provision for income taxes	1.2%	0.6%	0.4%	144.6%	53.0%
Net income (loss)	3.3%	(7.7)%	(12.7)%	*	(37.1)%
Supplemental Operating Data:
Product gross margin	44.0%	45.2%	28.3%	15.7%	71.9%

(*)          not meaningful

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total revenues increased by $100.0 million, or 25.3%, to $495.8 million in 2006 from $395.8 million in 2005. This increase was a result of a $110.2 million increase in Consumer segment revenues, partially offset by a $10.2 million decrease in the Imaging segment. Within the Consumer segment, license revenues related to the litigation settlement accounted for $35.8 million of the increase while the remaining increase was primarily a result of increase in hardware product revenues of $73.5 million. The decrease in Imaging segment revenues in 2006 was primarily due to a $9.3 million decrease in hardware product revenues due to decrease in unit shipments.

Hardware product revenues increased by $64.2 million, or 18.9%, to $403.7 million in 2006 from $339.5 million in 2005. The increase in hardware product revenues was driven by growth in Consumer segment product revenues. Within the Consumer segment, hardware product revenues increased primarily due to a $46.9 million increase in the Mobile product line and $31.0 million increase in the DTV product line, in each case driven by increased unit shipments offset by a reduction of $4.5 million in the DVD product line attributable to reductions in unit shipments and average selling prices.

Software and other revenues remained essentially unchanged at $56.3 million and $56.2 million in 2006 and 2005, respectively.

Cost of Hardware Product Revenues

Cost of hardware product revenues were $226.3 million in 2006 compared to $186.2 million in 2005. The increase in costs was primarily a result of the corresponding increase in hardware product revenues. As a percentage of hardware product revenues, hardware product costs were 56.0% in 2006 compared to 54.8% in 2005. Hardware product costs for 2005 included adjustments resulting in a $9.4 million decrease in inventory. Excluding the benefit of the net reduction in the inventory allowance, hardware product costs as a percentage of hardware product revenues would have been 57.6 % in 2005 with no significant change in 2006. The decrease in hardware product costs as a percentage of hardware product revenues in 2006 to 56.0% compared to the adjusted costs of 57.6% in 2005 reflected a change in product mix as revenues from the lower margin DVD product line represented a smaller proportion of total hardware product revenue with a relative increase in revenue from the higher margin Mobile and DTV product lines.

Research and Development

Research and development (“R&D”) expenses increased to $99.1 million in 2006 from $89.8 million in 2005, an increase of 10.3%. The increase in 2006 was primarily due to stock-based compensation expenses of $5.5 million recorded in 2006 as a result of the adoption of SFAS No. 123(R), compared with stock-based compensation expense of $0.8 million in 2005 prior to the adoption of SFAS No. 123(R); the inclusion of the operations of Oren which was acquired in June 2005 for the full year in 2006 as well as continued investments in research and development across all of our segments.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased to $109.8 million in 2006 from $95.2 million in 2005, representing a 15.4% increase. This increase was primarily due to stock-based compensation expenses of $11.3 million recorded in 2006 as a result of the adoption of SFAS No. 123(R), compared with stock-based compensation expense of $1.7 million in 2005 prior to the adoption of SFAS No. 123(R); $5.8 million of expenses in connection with the ongoing stock option review, continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets and the inclusion of the operations of Oren which was acquired in June 2005 for the full year in 2006. This increase was partially offset by the reduction of legal fees as a result of the completion of the Mediatek litigation.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $50.1 million in 2006 from $50.3 million in 2005. At December 31, 2006, we had approximately $69.2 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis for various periods extending through 2010.

Amortization of Stock-Based Compensation Resulting from Business Combinations

As a result of the adoption of SFAS No. 123(R) during the first quarter of 2006, we now record a charge for all stock-based compensation expenses as described in Note 3 to Notes to Consolidated Financial Statements and no longer record a separate charge for amortization of stock-based compensation resulting from business combinations. In 2005, we recorded charges of $1.5 million related to the amortization of amortization of stock-based compensation resulting from business combinations primarily as a result of stock options granted in connection with the Oak acquisition.

In-Process Research and Development

There were no charges recorded for in-process research and development during 2006. In 2005, approximately $2.7 million of the purchase price of Oren Semiconductor, Inc. was allocated to in-process research and development for projects which had not reached technical feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. This amount was determined using management’s estimates including consultation with an independent appraiser. At December 31, 2006, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired in-process research and development.

Interest Income

Interest income increased by $8.5 million to $11.1 million in 2006 compared to $2.6 million in 2005. The increase was a result of higher average cash and short term investment balances and the higher interest rates during 2006.

Provision for Income Taxes

Our effective tax rate differs from the U.S. statutory rate primarily due to utilization of previously unbenefitted net operating losses (“NOLs”) and State of Israel tax benefits on foreign earnings. The provision is primarily due to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense. For the year ended December 31, 2006, the Company reduced its income tax reserves by $2.1 million.  This was due to an expiring statute of limitations and the settlement of a domestic income tax audit.

Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence on a jurisdiction by jurisdiction basis when determining whether it is more likely than not that deferred tax assets are recoverable. Historical operating losses and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. If the facts or estimates of future financial results were to change, increasing the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Total revenues increased by $16.9 million, or 4.5%, to $395.8 million in 2005 from $378.9 million in 2004. This increase was a result of a $16.2 million increase in Consumer segment revenues and a $0.7 million increase in Imaging segment revenues. Within the Consumer segment, the increase in revenues was primarily as a result of increase in hardware product revenues.

Hardware product revenues increased by $23.8 million, or 7.6%, to $339.5 million in 2005 from $315.7 million in 2004. The increase in hardware product revenues was driven by growth in Consumer segment product revenues by $20.5 million and Imaging segment product revenues by $3.3 million. Within the Consumer segment, hardware product revenues increased primarily due to revenue increases of $75.8 million in the Mobile product line, $17.5 million in the DTV product line, in each case driven by increased unit shipments. These increases were partially offset by a decrease of $72.8 million in the DVD product line due to reduced unit shipments. The increase in Imaging segment revenues was due to increase in unit shipments.

Software and other revenues decreased by $6.9 million, or 11.0%, to $56.2 million in 2005 from $63.2 million in 2004. The decrease in software and other revenues primarily resulted from decreases of $4.3 million in the Consumer segment and $2.6 million in the Imaging segment revenues. Within the Consumer segment, software and other revenues decreased by $6.3 million in the DVD product line and $2.3 million in the Mobile product line, partially offset by an increase of $4.3 million in the DTV segment. These changes were primarily due to the timing of new agreements.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $186.2 million in 2005 compared to $226.5 million in 2004. This decrease in the cost of hardware product revenues was mainly due to lower unit costs primarily due to changes in product mix. In addition, part of the unit cost reduction was due to charges recorded in 2004 for inventory write-downs of $14.7 million coupled with the reduction in our inventory allowances of $9.4 million in 2005 as a result of the sale or disposal of inventory that had been fully written down in 2004. Most of the inventory write-downs in 2004, as well as the sale of previously written down inventory in 2005, primarily related to our DVD Vaddis 6 product and a companion chip. The revenue recorded in 2005 associated with the sale of these previously written down products was approximately $18.5 million. Partially offsetting these reductions in unit costs was an increase associated with increased unit shipments, primarily in the Mobile product line. As a percentage of hardware product revenues, hardware product costs were 54.8% in 2005 compared to 71.7% in 2004. The decrease in hardware product costs as a percentage of hardware product revenues was primarily due to a change in product mix to a lower percentage of DVD products which generally have higher product costs as a percentage of hardware product revenues than Mobile and DTV products. The inventory write down charges in 2004 coupled with the reduction in inventory allowances also contributed to the reduction in hardware product costs as a percentage of hardware product revenues.

Research and Development

Research and development (“R&D”) expenses increased to $89.8 million in 2005 from $81.8 million in 2004, an increase of 9.8%. This increase was driven primarily by the acquisition of Oren Semiconductor, Inc. in June 2005 and inclusion of Emblaze operations acquired in July 2004 for the full year in 2005. R&D expense included increased stock-based compensation expense of $0.8 million in 2005, compared with a benefit (credit) of $0.5 million in 2004. Actual R&D expenses in 2004 were offset in part by $1.5 million of research grants received from the Chief Scientist in Israel. We did not receive any such grants in 2005. These grants are provided by the Israeli government to fund specific R&D projects. We are not obligated to repay the grants; however, future royalties may be owed to the government if the R&D activities result in commercial product sales. We remain committed to investing in research and development to enhance our technology and development capabilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased to $95.2 million in 2005 from $66.2 million in 2004, representing a 43.8% increase. This increase was primarily due to increase in legal fees by $8.4 million related to our patent litigation with Mediatek, Inc., continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets, an increase in the allowance for doubtful accounts receivable by $4.8 million to cover slow paying accounts and potential risk with increasing business in certain regions of the world and the inclusion of the Oren and Emblaze operations in 2005. Selling, general and administrative expense included increased stock-based compensation expense of $1.8 million in 2005, compared with a benefit of $1.0 million in 2004.

Amortization of Intangible Assets

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

Amortization of Stock-Based Compensation Resulting from Business Combinations

Amortization of stock-based compensation resulting from business combinations was recorded primarily as a result of stock options granted in connection with the Oak acquisition. For the year ended December 31, 2005, these charges were $1.5 million compared to $4.1 million during the prior year. The 61.8 % decrease for fiscal 2005 was due to the cancellation of options held by employees who terminated their employment during the year and the lower amortization associated with the graded vesting under the FIN 28 model.

Restructuring Expense

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

In-Process Research and Development

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

Interest Income

Interest income increased by $2.3 million to $2.6 million in 2005 compared to $0.3 million in 2004. The increase was a result of the higher interest rates during 2005.

Provision for Income Taxes

Our effective tax rate differs from the U.S. statutory rate primarily due to utilization of previously unbenefitted net operating losses and State of Israel tax benefits on foreign earnings. The provision is primarily due to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense.

Liquidity and Capital Resources

At December 31, 2006, we had $100.0 million of cash and cash equivalents, $196.2 million of short-term investments and $314.8 million of working capital.

Our operating activities generated cash of $101.5 million during 2006, primarily due to net income of $16.3 million adjusted for non-cash items such as amortization of $50.1 million, depreciation of $9.4 million and stock based compensation expense of $17.3 million. Cash provided by operations also increased due to a net decrease of $27.6 million in accounts receivable due to the timing of collections. These increases were partially offset by a $12.4 million increase in inventories to meet the increasing demand for our products, net decrease in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $4.8 million and a $2.0 million increase in prepaid expenses and other assets.

Cash used in investing activities was $132.6 million during 2006, principally reflecting the net purchase of investments of $123.6 million. In addition we spent $9.0 million for purchases of property and equipment.

Cash provided by financing activities during 2006 was $52.3 million consisting of proceeds received from issuances of common stock through exercises of employee stock options and proceeds from the sale of stock under our employee stock purchase plan.

Our operating activities generated cash of $51.2 million during 2005, primarily due to non-cash items such as amortization of $50.4 million, depreciation of $10.3 million, in process research and development expense of $2.7 million and stock based compensation of $4.5 million which offset our net loss of $30.3 million. Cash provided by operations also increased due to decreases of $17.6 million in net inventory primarily associated with our DVD product line due to reduction in supply chain inventory, $0.5 million in prepaid expenses and other assets and increases in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $5.4 million which were partially offset by a $9.9 million increase in net accounts receivable due to higher revenues recorded in the fourth quarter of 2005 compared to the same period of 2004.

Cash used in investing activities was $19.2 million during 2005, principally reflecting the use of $27.6 million in the acquisition of Oren Semiconductor, Inc, partially offset by $16.8 million of net proceeds from sales and maturities of investments. In addition we spent $8.5 million for property and equipment.

Cash provided by financing activities was $9.5 million during 2005 and consisted of proceeds received from issuances of common stock through exercises of employee stock options and employee stock purchase programs.

Off Balance Sheet Arrangements

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations (in thousands):

Contractual Obligation	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases and license commitments	$39,566	$10,188	$3,819	$3,345	$3,211	$3,108	$15,895
Purchase commitments	58,930	58,930	—	—	—	—	—
Total	$98,496	$69,118	$3,819	$3,345	$3,211	$3,108	$15,895

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels. As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of United States dollar compared to the New Israeli Shekel will increase our costs as expressed in United States dollars. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. Based on our overall currency rate exposure at December 31, 2006, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

Item 8—Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zoran Corporation:

We have completed integrated audits of Zoran Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements.

As discussed in Note 3 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

San Jose, California
April 19, 2007

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	December 31, 2005
		(restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$100,034	$78,856
Short-term investments	196,195	70,490
Accounts receivable, net of allowance for doubtful accounts of $9,265 and $6,180, respectively	42,640	70,174
Inventory	45,044	32,616
Prepaid expenses and other current assets	10,726	11,746
Total current assets	394,639	263,882
Property and equipment, net	15,673	16,057
Other assets and investments	22,890	20,799
Goodwill	174,259	182,662
Intangible assets, net	69,169	119,231
	$676,630	$602,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,767	$38,999
Accrued expenses and other liabilities	46,082	54,769
Total current liabilities	79,849	93,768
Other long-term liabilities	12,784	11,939
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2006 and December 31, 2005; 49,433,780 shares issued and outstanding as of December 31, 2006; and 45,426,912 shares issued and outstanding as of December 31, 2005	49	45
Additional paid-in capital	807,220	738,253
Deferred stock-based compensation	—	(593)
Accumulated other comprehensive income	4,238	3,057
Accumulated deficit	(227,510)	(243,838)
Total stockholders’ equity	583,997	496,924
	$676,630	$602,631

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
		(restated)(1)	(restated)(1)
Revenues:
Hardware product revenues	$403,744	$339,539	$315,697
Software and other revenues	56,269	56,219	63,167
License revenues related to litigation settlement	35,792	—	—
Total revenues	$495,805	$395,758	$378,864
Costs and expenses:
Cost of hardware product revenues	226,260	186,172	226,461
Research and development	99,102	89,809	81,820
Selling, general and administrative	109,825	95,206	66,195
Amortization of intangible assets	50,062	50,254	45,358
Amortization of stock-based compensation resulting from business combinations	—	1,546	4,051
Restructuring expense	—	—	746
In-process research and development	—	2,650	—
Total costs and expenses	485,249	425,637	424,631
Operating income (loss)	10,556	(29,879)	(45,767)
Interest income	11,057	2,593	263
Other income (loss), net	477	(630)	(1,064)
Income (loss) before income taxes	22,090	(27,916)	(46,568)
Provision for income taxes	5,762	2,356	1,540
Net income (loss)	$16,328	$(30,272)	$(48,108)
Basic net income (loss) per share	$0.34	$(0.68)	$(1.12)
Diluted net income (loss) per share	$0.33	$(0.68)	$(1.12)
Shares used to compute basic net income (loss) per share	48,353	44,267	42,788
Shares used to compute diluted net income (loss) per share	50,099	44,267	42,788

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Deferred	Accumulated Other Comprehensive
	Common Stock		Paid-In	Stock-Based	Income	Accumulated
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total
Balance at December 31, 2003, as reported	42,348	$42	$703,812	$(13,014)	$(91)	$(156,470)	$534,279
Cumulative effect of restatements on prior years	—	—	10,656	(1,147)	(1,193)	(8,988)	(672)
Balance at December 31, 2003, as restated (1)	42,348	42	714,468	(14,161)	(1,284)	(165,458)	533,607
Issuance of common stock	847	1	8,021	—	—	—	8,022
Amortization of deferred stock-based compensation, net	—	—	(6,172)	8,747	—	—	2,575
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	2,673	—	2,673
Net loss, as restated	—	—	—	—	—	(48,108)	(48,108)
Balance at December 31, 2004, as restated (1)	43,195	43	716,317	(5,414)	1,389	(213,566)	498,769
Issuance of common stock	1,044	1	9,487	—	—	—	9,488
Issuance of common stock in conjunction with the acquisition of Oren Semiconductor, Inc., net of issuance costs of $89	1,188	1	12,815	—	—	—	12,816
Amortization of deferred stock-based compensation, net	—	—	(366)	4,821	—	—	4,455
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,668	—	1,668
Net loss, as restated	—	—	—	—	—	(30,272)	(30,272)
Balance at December 31, 2005, as restated (1)	45,427	45	738,253	(593)	3,057	(243,838)	496,924
Issuance of common stock	4,007	4	52,265	—	—	—	52,270
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(593)	593	—	—	—
Stock-based compensation, net	—	—	17,294	—	—	—	17,294
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,181	—	1,181
Net income	—	—	—	—	—	16,328	16,328
Balance at December 31, 2006	49,434	$49	$807,220	$—	$4,238	$(227,510)	$583,997

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
		(restated)(1)	(restated)(1)
Cash flows from operating activities:
Net income (loss)	$16,328	$(30,272)	$(48,108)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operations:
Depreciation	9,403	10,329	9,896
Amortization	50,062	50,366	45,358
Stock based compensation expense	17,294	4,455	2,575
In-process research and development	—	2,650	—
Provision for doubtful accounts	3,085	4,771	175
Write-down of inventory	—	—	14,680
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	24,449	(14,706)	5,188
Inventory	(12,428)	17,630	(47,022)
Prepaid expenses and other current assets and other assets	(2,034)	464	(7,048)
Accounts payable	(5,233)	4,437	4,595
Accrued expenses and other liabilities, goodwill and other long term liabilities	562	1,029	2,391
Net cash provided by (used in) operating activities	101,488	51,153	(17,320)
Cash flows from investing activities:
Purchases of property and equipment	(8,997)	(8,492)	(7,165)
Proceeds from sale of property and equipment	—	—	978
Purchases of investments	(356,339)	(43,576)	(116,165)
Proceeds from sales and maturities of investments	232,756	60,415	175,252
Acquisition of Emblaze, net of cash acquired	—	—	(54,161)
Acquisition of Oren Semiconductor, Inc., net of cash acquired	—	(27,567)	—
Net cash used in investing activities	(132,580)	(19,220)	(1,261)
Cash flows from financing activities:
Proceeds from issuance of common stock	52,270	9,488	8,022
Net cash provided by financing activities	52,270	9,488	8,022
Net increase (decrease) in cash and cash equivalents	21,178	41,421	(10,559)
Cash and cash equivalents at beginning of period	78,856	37,435	47,994
Cash and cash equivalents at end of period	$100,034	$78,856	$37,435
Supplemental information:
Fair value of stock issued in Oren acquisition, net of issuance costs of $89	$—	$12,816	$—

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Zoran Corporation (“Zoran” or the “Company”) was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio and video products for commercial and consumer markets, digital television applications and digital imaging products. Current applications incorporating Zoran’s products and IP include digital versatile disc, or DVD, players and recorders, digital cameras, professional and consumer video editing systems, digital speakers and audio systems, applications that enable the delivery and display of digital video content through a set top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. The Company operates in two reportable segments, Consumer group which combines the former Digital Versatile Disc (DVD), Digital Television (DTV) and Mobile product groups and Imaging group.

Risk and Uncertainties

Because the markets that the Company’s customers serve are characterized by numerous new product introductions and rapid product enhancements, its operating results may vary significantly from quarter to quarter. During the final production of a mature product, its customers typically exhaust their existing inventories of the Company’s products. Consequently, orders for its products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay the Company’s ability to recover the lost sales from the discontinuation of the related mature product. The Company’s customers also experience significant seasonality in the sales of their consumer products, which affects their orders of the Company’s products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for the Company’s customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of the Company’s sales.

Average selling prices for the Company’s products decline over relatively short time periods, while many of its manufacturing costs are fixed. When the Company’s average selling prices decline, its revenues decline unless the Company is able to sell more units, and its gross margins decline unless it is able to reduce its manufacturing costs by a commensurate amount. The Company’s operating results suffer when gross margins decline. The Company has experienced these problems, and the Company expects to continue to experience them in the future.

The Company does not operate any manufacturing facilities, and it relies on independent foundries to manufacture substantially all of its products. These independent foundries fabricate products for other companies and may also produce products of their own design. From time to time, there are manufacturing capacity shortages in the semiconductor industry. The Company does not have long-term supply contracts with any of its suppliers, including its principal supplier, Taiwan Semiconductor Manufacturing Company, or TSMC. Therefore, TSMC and the Company’s other suppliers are not obligated to manufacture products for the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

The Company anticipates that international sales will continue to account for a substantial majority of its total revenues for the foreseeable future. In addition, substantially all of its semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subcontractors. The Company is subject to a variety of risks inherent in doing business internationally, including:

•       unexpected changes in regulatory requirements;

•       fluctuations in exchange rates;

•       political and economic instability;

•       imposition of tariffs and other barriers and restrictions;

•       the burdens of complying with a variety of foreign laws; and

•       health risks in a particular region.

Economic, political or military events in a country where the Company make significant sales or has significant operations could harm its business.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Zoran and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

Based on information obtained from the Special Committee’s review and additional work undertaken by the Company, management has concluded, and the Audit Committee has agreed, that the Company should restate certain previously filed financial statements, to reflect additional stock-based compensation expense with regard to certain past stock option grants. The corrections made in the restatements relate to options covering approximately 3.6 million shares. These adjustments amounted to an additional stock-based compensation expense of $0.4 million and $2.6 million in 2006 and 2005, respectively, and a reduction of expense of $1.5 million in 2004. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the restatement, the Company is recording additional non-cash adjustments that were previously considered to be immaterial relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the calculation of amortization of stock-based compensation relating to a business combination in 2003. The Company is also recording losses under Accounting Principles Board Opinion 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005. These additional adjustments resulted in a cumulative expense of $1.3 million, including $0.2 million of tax expense, for the periods 2000 through 2005.

Through 2005, we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, non-cash, stock-based compensation expense was recognized for any option for which the exercise price was below the market price on the actual grant date. Because each of the options identified below (other than those which we have determined should be accounted for variably) was deemed to have an exercise price below the market price on the appropriate measurement date, we should have recognized a charge for each of those options under APB No. 25, in an amount equal to the number of shares covered by such options, multiplied by the difference between the exercise price and the market price on the appropriate measurement date. That expense should have been amortized over the vesting periods of the options. Starting in 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, for 2006, the additional stock-based compensation expense required to be recorded for each of the options identified below was equal to the incremental fair value of those options on the appropriate measurement date over the remaining vesting periods of those options. We did not record such stock-based compensation expenses under APB No. 25 or SFAS No. 123(R) in our previously issued financial statements, and that is the reason for the restatement in this report. To correct our past accounting for stock options, we recorded additional pre-tax, non-cash, stock-based compensation expense of (a) $11.7 million for the periods 1997 to 2005 under APB No. 25 and (b) the remaining $0.4 million for 2006 under SFAS No. 123(R). The fair value of the options is being recorded using the accelerated amortization method under FIN 28 over the respective vesting periods of the awards.

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement and Impact on Financial Statements

The income statement impacts of the restatements are as follows (in thousands):

	Cumulative effect at December 31, 2005	Year Ended December 31, 2005	Year Ended December 31, 2004	Cumulative effect at December 31, 2003
Net loss as previously reported		$(26,971)	$(47,354)
Additional compensation (expense) benefit resulting from improper measurement dates for stock option grants, net of tax	$(11,669)	(2,623)	1,476	$(10,522)
Other adjustments, net of tax	(1,374)	(678)	(2,230)	1,534
Total increase to net loss	(13,043)	(3,301)	(754)	(8,988)
Net loss, as restated		(30,272)	(48,108)

	Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997
Stock-based employee compensation expense, as previously reported	$(6,281)	$(292)	$(544)	$(99)	$—	$—	$—
Additional compensation expense resulting from improper measurement dates for stock option grants	(5,299)	(3,182)	(1,385)	(120)	(123)	(223)	(190)
Stock-based employee compensation expense, as restated	$(11,580)	$(3,474)	$(1,929)	$(219)	$(123)	$(223)	$(190)

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The restatement adjustments did not affect the Company’s previously reported cash and cash equivalents and investments balances in prior periods. The following presents the effect of the restatement adjustments by financial statement line item for the Consolidated Balance Sheet as of December 31, 2005, Statements of Operations for the years ended December 31, 2005 and 2004 and the Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the SFAS No. 123 pro forma disclosures.

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2005	Adjustments(1)	December 31, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$78,856	$—	$78,856
Short-term investments	70,490	—	70,490
Accounts receivable, net of allowance for doubtful accounts of $6,180 and $1,409, respectively	70,174	—	70,174
Inventory	32,616	—	32,616
Prepaid expenses and other current assets	11,746	—	11,746
Total current assets	263,882	—	263,882
Property and equipment, net	16,057	—	16,057
Other assets and investments	20,799	—	20,799
Goodwill	184,254	(1,592)	182,662
Intangible assets, net	119,231	—	119,231
	$604,223	$(1,592)	$602,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,999	$—	$38,999
Accrued expenses and other liabilities	53,937	832	54,769
Total current liabilities	92,936	832	93,768
Other long-term liabilities	11,939	—	11,939
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2005 and December 31, 2004; 45,426,912 shares issued and outstanding as of December 31, 2005; and 43,195,432 shares issued and outstanding as of December 31, 2004	45	—	45
Additional paid-in capital	727,597	10,656	738,253
Deferred stock-based compensation	(593)	—	(593)
Accumulated other comprehensive income	3,094	(37)	3,057
Accumulated deficit	(230,795)	(13,043)	(243,838)
Total stockholders’ equity	499,348	(2,424)	496,924
	$604,223	$(1,592)	$602,631

(1)          The restated consolidated balance sheet for the fiscal year ended 2005 reflects a $13.0 million increase to accumulated deficit and a $10.7 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.6 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor under the equity method of accounting and $0.8 million increase to accrued expenses and other liabilities relates to the accrual of royalty obligations that was previously not recorded at December 31, 2005.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjust- ments (1)	As restated	As previously reported	Adjust- ments (1)	As restated
Revenues:
Hardware product revenues	$339,539	$—	$339,539	$315,697	$—	$315,697
Software and other revenues	56,219	—	56,219	63,167	—	63,167
Total revenues	395,758	—	395,758	378,864	—	378,864
Costs and expenses:
Cost of hardware product revenues*	185,549	623	186,172	226,235	226	226,461
Research and development*	89,028	781	89,809	82,245	(425)	81,820
Selling, general and administrative*	93,831	1,375	95,206	67,086	(891)	66,195
Amortization of intangible assets	50,254	—	50,254	45,358	—	45,358
Amortization of stock-based compensation resulting from business combinations	1,546	—	1,546	4,051	—	4,051
Restructuring expense	—	—	—	746	—	746
In-process research and development	2,650	—	2,650	—	—	—
Total costs and expenses	422,858	2,779	425,637	425,721	(1,090)	424,631
Operating loss	(27,100)	(2,779)	(29,879)	(46,857)	1,090	(45,767)
Interest income	2,705	(112)	2,593	1,307	(1,044)	263
Other income (loss), net	(412)	(218)	(630)	(264)	(800)	(1,064)
Loss before income taxes	(24,807)	(3,109)	(27,916)	(45,814)	(754)	(46,568)
Provision for income taxes	2,164	192	2,356	1,540	—	1,540
Net loss	$(26,971)	$(3,301)	$(30,272)	$(47,354)	$(754)	$(48,108)
Basic net loss per share	$(0.61)	$(0.07)	$(0.68)	$(1.11)	$(0.01)	$(1.12)
Diluted net loss per share	$(0.61)	$(0.07)	$(0.68)	$(1.11)	$(0.01)	$(1.12)
Shares used to compute basic net loss per share	44,267		44,267	42,788		42,788
Shares used to compute diluted loss per share	44,267		44,267	42,788		42,788

*                     includes the following amounts related to employee equity awards

Cost of hardware product revenues	$—	$57	$57	$—	$(32)	$(32)
Research and development	$—	$815	$815	$—	$(459)	$(459)
Selling, general and administrative	$286	$1,751	$2,037	$—	$(985)	$(985)

(1)           In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company has recorded additional non-cash adjustments that were considered to be immaterial to our previously filed consolidated financial statements relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the amortization of stock-based compensation relating to a business combination in 2003. In addition, the Company is also recording losses under Accounting Principles Board Opinion 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was subsequently acquired by Zoran in 2005.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Cash flows from operating activities:
Net loss	$(26,971)	$(3,301)	$(30,272)	$(47,354)	$(754)	$(48,108)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	10,329	—	10,329	9,896	—	9,896
Amortization	50,254	112	50,366	45,358	1,044	46,402
Stock based compensation expense	1,832	2,623	4,455	4,051	(1,476)	2,575
In-process research and development	2,650	—	2,650	—	—
Allowance for doubtful accounts	4,771	—	4,771	175	—	175
Write-down of inventory.	—	—	—	14,680	—	14,680
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,706)	—	(14,706)	5,188	—	5,188
Inventory	17,630	—	17,630	(47,022)	—	(47,022)
Prepaid expenses and other current assets and other assets	1,784	(1,320)	464	(7,978)	930	(7,048)
Accounts payable	4,437	—	4,437	4,595	—	4,595
Accrued expenses and other liabilities, goodwill and other long term liabilities	(857)	1,886	1,029	2,135	256	2,391
Net cash provided by (used in) operating activities	51,153	—	51,153	(16,276)	—	(16,276)
Cash flows from investing activities:
Purchases of property and equipment	(8,492)	—	(8,492)	(7,165)	—	(7,165)
Proceeds from sale of property and equipment	—	—	—	978	—	978
Purchases of investments	(43,576)	—	(43,576)	(117,209)	—	(117,209)
Proceeds from sales and maturities of investments	60,415	—	60,415	175,252	—	175,252
Acquisition of Emblaze, net of cash acquired	—	—	—	(54,161)	—	(54,161)
Acquisition of Oren Semiconductor, Inc., net of cash acquired	(27,567)	—	(27,567)	—	—	—
Net cash used in investing activities	(19,220)	—	(19,220)	(2,305)	—	(2,305)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,488	—	9,488	8,022	—	8,022
Net cash provided by financing activities	9,488	—	9,488	8,022	—	8,022
Net increase (decrease) in cash and cash equivalents	41,421	—	41,421	(10,559)	—	(10,559)
Cash and cash equivalents at beginning of period	37,435	—	37,435	47,994	—	47,994
Cash and cash equivalents at end of period	$78,856	$—	$78,856	$37,435	$—	$37,435
Supplemental information:
Fair value of stock issued in Oren acquisition, net of issuance costs of $89	$12,816	$—	$12,816	$—	$—	$—

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS NO. 123 PRO FORMA DISCLOSURE
(in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net loss	$(26,971)	$(3,301)	$(30,272)	$(47,354)	$(754)	$(48,108)
Adjustments:
Stock-based employee compensation expense (benefit) included in net loss	1,832	2,623	4,455	4,051	(1,476)	2,575
Stock-based employee compensation expense determined under the fair value method	(26,831)	(1,431)	(28,262)	(39,693)	(3,119)	(42,812)
Pro forma net loss	$(51,970)	$(2,109)	$(54,079)	$(82,996)	$(5,349)	$(88,345)
Pro forma net loss per share:
Basic	$(1.18)	$(0.05)	$(1.22)	$(1.94)	$(0.13)	$(2.07)
Diluted	$(1.18)	$(0.05)	$(1.22)	$(1.94)	$(0.13)	$(2.07)
Net loss per share:
Basic	$(0.61)	$(0.07)	$(0.68)	$(1.11)	$(0.01)	$(1.12)
Diluted	$(0.61)	$(0.07)	$(0.68)	$(1.11)	$(0.01)	$(1.12)

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

The Company’s policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility is reasonably assured and legal title and risk of ownership has transferred. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Warranty expenses in 2006, 2005 and 2004, were immaterial. Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are recognized when our obligations have been met. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company’s technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company which typically ranges between one month to one quarter in arrears. Revenue from litigation settlement is recognized in accordance with the terms of the agreement when actual cash payments are received.

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

When the fair value of an investment declines below its amortized cost, the Company considers all available evidence to evaluate whether an other-than-temporary decline in value has occurred. Among other things, the Company considers the duration and extent to which the market value has declined relative to our cost basis, the economic factors influencing the markets, the relative performance of the investee and its near-term prospects.

At December 31, 2006 and 2005, the Company’s marketable securities included corporate debt, US government securities, auction rate securities, foreign bonds, municipal bonds and marketable equity securities. See Note 4.

A significant portion of the Company’s portfolio is comprised of auction rate securities with stated maturity dates that may be one year or more beyond the balance sheet dates. Based on historical experience in the financial markets, the Company believes there is a reasonable expectation of completing a successful auction within a 12-month period.

Other assets and investments also include investments in non-marketable securities which are accounted for on the cost basis and amounted to $4.2 million and $5.2 million at December 31, 2006 and 2005, respectively. The Company records an investment impairment charge when the fair value of an investment

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declines below its cost basis. In making this determination the Company considers all available evidence including the historical and projected financial performance and recent funding events which are ascertained from an investee. The Company recorded an investment impairment charge of $0.9 million in 2006. There were no such charges in 2005.

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

The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. As of December 31, 2006 four customers accounted for approximately 13%, 12%, 10% and 10% of the net accounts receivable balance, respectively. As of December 31, 2005 one customer accounted for approximately 14% of the net accounts receivable balance.

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

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill is not amortized. The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. For each of the years ended December 31, 2006, 2005 and 2004, the Company performed the annual analysis and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangibles

Other intangible assets were recorded in connection with the acquisitions of Oak Technology, Inc., Emblaze Semiconductor, Ltd and Oren Semiconductor, Inc. and are amortized on a straight-line basis over the estimated periods of benefit, which range between three and five years.

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

The Company’s effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which the Company has utilized for U.S. federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating losses and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. If the facts or estimates of future financial results were to change, increasing the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

Earnings per share

In accordance with Statement of Financial Accounting Standards No. 128, Zoran reports Earnings per Share (“EPS”), both basic and diluted, on the consolidated statement of operations. Basic EPS is based

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes common stock issuable upon the exercise of stock options and restricted stock units. See Note 13.

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

Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.”

Had compensation cost for the Company’s option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company’s net loss and net loss per share for each of the year ended December 31, 2005 and 2004, would have been as follows (in thousands, except per share data):

	Year ended December 31,
	2005	2004
	(restated)	(restated)
Net loss as restated	$(30,272)	$(48,108)
Adjustments:
Stock-based compensation expense included in net loss	4,455	2,575
Stock-based compensation expense determined under the fair value method	(28,262)	(42,812)
Pro forma net loss as restated	$(54,079)	$(88,345)
Pro forma net loss per share as restated:
Basic	$(1.22)	$(2.07)
Diluted	$(1.22)	$(2.07)
Net loss per share as restated:
Basic	$(0.68)	$(1.12)
Diluted	$(0.68)	$(1.12)

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Adoption of SFAS No. 123(R)

During the year ended December 31 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS No. 123(R). For these awards, the Company recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. The adoption of SFAS No. 123(R) resulted in a one-time benefit of $314,000 related to unvested awards for which compensation expense had already been recorded.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the year ended December 31, 2006 as recorded in accordance with SFAS No. 123(R) (including the effect of the restatements) (in thousands):

Year Ended December 31, 2006
Cost of hardware product revenues.	$526
Research and development	5,509
Selling, general and administrative	11,259
Total costs and expenses	$17,294

The effect of recording additional stock-based compensation expense on basic and diluted net income per share was $0.36 and $0.35 per share respectively for the year ended December 31, 2006.

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Comprehensive Income (loss)

Comprehensive Income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized gains and losses on available-for-sale securities.

The following are the components of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2006	2005	2004
		(restated)	(restated)
Net income (loss)	$16,328	$(30,272)	$(48,108)
Change in unrealized gain (loss) on investments, net	1,181	1,668	2,673
Total comprehensive income (loss)	$17,509	$(28,604)	$(45,435)

The components of accumulated other comprehensive income (loss) as of December 31, 2006, 2005 and 2004 consisted of the unrealized gain (loss) on marketable securities, net of related taxes.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement expands the standards under SFAS No. 157, “Fair Value Measurement,” to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS No. 159 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method currently used by the Company, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The provisions of SAB No. 108 are effective for the Company for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning after December 31, 2007. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending December 31, 2006. The adoption of SFAS No. 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for the Company for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning January 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB published FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE           4—MARKETABLE SECURITIES

The Company’s portfolio of marketable securities at December 31, 2006 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$97,175	$10	$(245)	$96,940
U.S. government securities	42,822	7	(141)	42,688
Auction rate securities	37,550	—	—	37,550
Foreign bonds	11,427	1	(12)	11,416
Municipal bonds	1,500	—	(1)	1,499
Total fixed income securities	190,474	18	(399)	190,093
Publicly traded equity securities	1,483	4,619	—	6,102
Total	$191,957	$4,637	$(399)	$196,195

The Company’s portfolio of marketable securities at December 31, 2005 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$26,211	$—	$(151)	$26,060
U.S. government securities	20,000	—	(151)	19,849
Auction rate securities	15,125	—	—	15,125
Foreign bonds	4,474	—	(6)	4,468
Total fixed income securities	65,810	—	(308)	65,502
Publicly traded equity securities	1,623	3,365	—	4,988
Total	$67,433	$3,365	$(308)	$70,490

The following table summarizes the contractual maturities of the Company’s fixed income securities at December 31, 2006 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$90,417	$90,310
Due in 1 to 2 years	46,389	46,178
Due in 2 to 5 years	16,118	16,055
Greater than 5 years*	37,550	37,550
Total fixed income securities	$190,474	$190,093

*                    Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over 5 years.

Gross realized gains on sales of marketable securities were $2,398,000; $143,000 and $94,000 in 2006, 2005 and 2004, respectively. There were no gross realized losses on sales of marketable securities in 2006. Gross realized losses on sales of marketable securities were $287,000 and $104,000 in 2005 and 2004, respectively.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income on cash and marketable securities was $11,057,000, $2,593,000 and $263,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
Accounts receivable:	2006	2005
Trade	$51,905	$76,354
Less: allowance for doubtful accounts	(9,265)	(6,180)
	$42,640	$70,174

	December 31,
Inventory:	2006	2005
Purchased parts and work in process	$18,748	$14,904
Finished goods	26,296	17,712
	$45,044	$32,616

	December 31,
Property and equipment:	2006	2005
Computer equipment	$13,992	$15,749
Office equipment and furniture	4,079	2,512
Machinery and equipment	12,910	5,762
Software	29,397	24,196
Building and leasehold improvements	6,157	4,465
	66,535	52,684
Less: accumulated depreciation and amortization	(50,862)	(36,627)
	$15,673	$16,057

	December 31,
Accrued expenses and other liabilities:	2006	2005
		(restated)
Accrued payroll and related expenses	$19,873	$18,981
Accrued royalties	3,134	6,179
Taxes payable	7,579	12,188
Deferred revenue	4,360	5,590
Other accrued liabilities	11,136	11,831
	$46,082	$54,769

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, goodwill is not amortized. The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. For each of the years ended December 31, 2006, 2005 and 2004, the Company performed the annual analysis and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Acquired Intangible Assets (in thousands):

		December 31, 2006			December 31, 2005
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(142,658)	$52,847	$195,505	$(105,088)	$90,417
Patents	3-5	40,265	(29,500)	10,765	40,265	(19,978)	20,287
Customer base	3-5	13,860	(9,583)	4,277	13,860	(7,123)	6,737
Tradename and others	3-5	3,350	(2,070)	1,280	3,350	(1,560)	1,790
Total		$252,980	$(183,811)	$69,169	$252,980	$(133,749)	$119,231

Estimated future intangible amortization expense, based on current balances, as of December 31, 2006 is as follows (in thousands):

Year ending December 31,	Amount
2007	$43,224
2008	23,315
2009	1,820
2010	810
Total	$69,169

Changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (including the effect of the restatements related to acquisition of Oren Semiconductor, Inc.) in thousands:

Amount
Balance at December 31, 2004	$150,151
Acquisition of Oren Semiconductor, Inc.	33,897
Adjustment to goodwill related to acquisition of Oak	(1,386)
Balance at December 31, 2005	182,662
Adjustment to goodwill related to acquisition of Oak	(8,403)
Balance at December 31, 2006.	$174,259

The adjustment to goodwill in 2006 and 2005 is related to the realization of certain pre-acquisition tax net operating losses. Realization of these net operating losses is reported as an adjustment to goodwill in accordance with FAS No. 109.

Goodwill by operating segment at December 31, 2006 and 2005 were as follows (in thousands):

	December 31,	December 31,
	2006	2005
		(restated)
Consumer	$169,060	$176,623
Imaging	5,199	6,039
	$174,259	$182,662

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and development expenses that qualify for the grants and the related grants are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
		(restated)
Research and development expenses	$60,147	$48,377	$38,461
Less: grants earned	—	—	(1,460)
	$60,147	$48,377	$37,001

There were no grant receipts or royalty expense in 2006 and 2005. Royalty expenses related to these grants were $654,000 in 2004.

NOTE 8—DEVELOPMENT CONTRACTS

The Company has generated a portion of its total revenues from development contracts, primarily with key customers. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $2.7 million in 2006; $3.2 million in 2005 and $1.6 million in 2004. In addition, from time to time, we enter into non-refundable joint development projects in which our customers reimburse us for a portion of our development costs. We classify such reimbursement of development costs as an offset to research and development expenses as we retain ownership of the intellectual property developed by us under these development arrangements. During 2006 and 2005, we received approximately $370,000 and $1.2 million in such reimbursements. We did not receive any reimbursements in 2004.

NOTE 9—COMMITMENTS AND CONTINGENCIES

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease and license commitments

The Company rents facilities under various lease agreements expiring through 2016. Rent expense for 2006, 2005 and 2004 totaled approximately $5.4 million; $5.6 million and $4.4 million, respectively. The Company also entered into a time based license agreement for the right to use certain intellectual property. Future minimum lease and license payments required under non-cancelable agreements at December 31, 2006 are as follows: (in thousands)

Year ending December 31,	Amount
2007	$10,188
2008	3,819
2009	3,345
2010	3,211
2011	3,108
Thereafter	15,895
Total	$39,566

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

Late SEC Filings and Nasdaq Delisting Proceedings Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, or its Annual Report on Form 10-K for the year ended December 31, 2006. As a result, the Company received Nasdaq Staff Determination letters, dated August 14, 2006, November 15, 2006 and March 20, 2007 stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. A hearing before a Nasdaq Listing Qualifications Panel was held on September 27, 2006 and a decision to grant the Company’s request for continued listing on Nasdaq subject to certain conditions occurred on December 28, 2006. The Company has appealed this decision, and the Nasdaq Listing Council has determined to stay the December 28, 2006 Panel decision, and any future Panel determinations to suspend Zoran’s securities from trading, pending further action from the Listing Council. On March 2, 2007, the Company provided the Listing Council with an additional submission for its consideration regarding continued listing. The Listing Council will review the matter on the basis of the written record.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

seeking monetary damages of more than $6.9 million.  The hearing on our application for an attachment is currently scheduled for May 14, 2007.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability is adequately covered within the reserves it has established for currently pending legal proceedings.

Other Legal Matters. The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

NOTE 10—RESTRUCTURING

During the year ended December 31, 2004, the Company recorded restructuring charges of $746,000 due to the discontinuation of the Sensor product line of the Consumer operating segment. These charges included $523,000 related to the reduction in force of 15 employees for severance and other termination expenses, $173,000 for lease losses on abandoned office space and other miscellaneous legal and consulting fees of approximately $50,000. The remaining balance at December 31, 2006 of approximately $52,000 related to facilities will be paid over the lease term through June 2007.

NOTE 11—STOCKHOLDERS’ EQUITY

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Nonstatutory Stock Option Plan

The Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Option Plan”) was adopted by the Board of Directors of the Company in October 2000. A total of 450,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan. The options to purchase preferred stock automatically converted to options to purchase common stock upon the amendment of the Company’s certificate of incorporation to affect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000. A total of 13,325,000 shares of common stock were reserved for issuance under the 2000 Option Plan. The 2000 Option Plan provided for grants of options to employees or consultants. The 2000 Option Plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to the Company’s right to repurchase the associated stock at the option exercise price through the original vesting schedule. The option price for shares granted under the 2000 Option Plan was typically equal to the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant and an option generally terminates three months after termination of employment. The 2000 Stock Option Plan was terminated in 2005 and was replaced by the 2005 Equity Incentive Plan.

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1993 Stock Option Plan, which expired in 2003, and the 2000 Nonstatutory Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Plan in July 2005. A total of 4,556,663 shares of the Company’s common stock is authorized for issuance pursuant to awards granted under the 2005 Plan. Such awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred stock units and other stock-based or cash-based awards. The 2005 Plan is generally administered by the Compensation Committee of the Board of Directors and has a term of 10 years. Participation in the 2005 Plan is limited to employees and consultants of Zoran and its subsidiaries and other affiliates.

Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2006, 3,555,449 shares of the Company’s common stock were available for the grant of the options and other awards under the 2005 Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

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

At December 31, 2006, 405,000 shares of the Company’s common stock were available for the grant of the options and other awards under the 2005 Directors Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004. The weighted average exercise price for each category presented is also shown in the table below:

	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2003	13,669,164	$16.86
Granted	1,091,733	$16.80
Exercised	(502,921)	$8.57
Canceled	(1,412,219)	$17.95
Balances, December 31, 2004	12,845,757	$17.06
Granted	2,296,315	$11.63
Exercised	(555,106)	$9.26
Canceled	(1,631,381)	$17.95
Balances, December 31, 2005	12,955,585	$16.32
Granted	363,065	$21.13
Exercised	(3,683,846)	$13.53
Canceled*	(1,538,460)	$23.09
Balances, December 31, 2006	8,096,344	$16.52

*                    Includes 1,060,536 underwater options exchanged for restricted shares and restricted stock units. See “Restricted Shares and Restricted Stock Units” below.

Significant option groups outstanding as of December 31, 2006 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)
$0.00 to $9.99	577,841	5.11	$6.27	$4,800	539,359	4.95	$6.12	$4,564
$10.00 to $11.99	1,354,392	7.39	$10.56	5,442	1,354,392	7.39	$10.56	5,442
$12.00 to $14.99	1,632,033	6.32	$13.00	2,581	1,389,337	5.92	$12.86	2,364
$15.00 to $19.99	2,333,485	7.07	$17.11	—	1,970,133	6.92	$17.11	—
$20.00 to $25.99	1,803,997	6.66	$24.04	—	1,566,024	6.26	$24.21	—
$26.00 to $46.53	394,596	3.79	$28.59	—	385,631	3.66	$28.61	—
Total	8,096,344	6.58	$16.52	$12,823	7,204,876	6.35	$16.40	$12,370

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the year ended December 31, 2006 was $11.46 per share. The weighted average grant date fair value of options granted during the year ended December 31, 2005 and 2004 as defined by SFAS No. 123, was $6.62 and $11.08 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.58 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of December 31, 2006 was 3.3 million.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during the year ended December 31, 2006 was $40.8 million. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2006 was approximately $49.8 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

As of December 31, 2006, the total unrecognized compensation cost related to stock options was $8.4 million after estimated forfeitures which are expected to be recognized over an estimated amortization period of up to four years.

The Company settles employee stock option exercises with newly issued common shares.

For purposes of the disclosure requirements of SFAS No. 123 and the requirements of SFAS No. 123(R), the Company estimates the fair value of stock options using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Stock Option Plans			Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Average expected term (years)	5.7	3.9	5.1	1.25	1.25	1.25
Expected volatility	70%	68%	75%	57%	46%	59%
Risk-free interest rate	4.6% to 5.0%	3.8% to 4.4%	3.0% to 3.7%	2.3%	2.9% to 4.3%	1.0% to 2.3%
Dividend yield	0%	0%	0%	0%	0%	0%

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

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. On January 6, 2006, the Company filed a Tender Offer Statement with the Securities and Exchange Commission and commenced an offer to current employees to exchange outstanding options with exercise prices per share that were

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more than the greater of $20.00 and the closing sale price of Zoran common stock on the offer expiration date of February 6, 2006. The exchange offer was approved by Zoran’s stockholders at their 2005 annual meeting. On February 6, 2006, the Company accepted for exchange options to purchase an aggregate of 1,060,536 shares of Zoran common stock having an exercise price greater than $22.48. Subject to the terms and conditions of the exchange, the Company granted 197,433 restricted shares of common stock or restricted stock units in exchange for the tendered options. The shares of restricted stock and restricted stock units granted as part of this exchange vest over a period of two years. None of the directors or executive officers was eligible for participation in the exchange offer. This exchange was accounted as a modification under FAS No. 123(R). As of December 31, 2006, there was $0.3 million of total unrecognized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the vesting period of two to four years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding restricted shares and stock units	Weighted average grant- date fair value
Balances, December 31, 2005	65,333	$13.59
Granted	197,433	$21.56
Released	(64,986)	$19.56
Forfeited	(8,064)	$21.56
Balances, December 31, 2006	189,716	$19.50

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 2006 and 2005, 263,349 and 488,313 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $9.16 and $8.90 per share, respectively. As of December 31, 2006, 2,311,447 shares were reserved and available for issuance under this plan. Due to the delay in the filing of its periodic reports during 2006, the Company was unable to issue shares under the ESPP for the six-month segment ended October 31, 2006.

NOTE 12—RETIREMENT AND EMPLOYEE BENEFIT PLANS

We maintain a 401(k) Plan that covers substantially all of the Company’s US employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code. The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee’s eligible contribution up to a maximum employer match of $2,000 per year per employee. Approximately $525,000, $235,000 and $384,000 in matching contributions were recorded during 2006, 2005 and 2004, respectively.

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other non-current assets. The severance pay expenses for the years ended December 31, 2006, 2005 and 2004 were $979,000, $645,000 and $412,000 respectively. The severance pay detail is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Accrued severance	$11,052	$7,690	$6,212
Less : amount funded	(9,702)	(6,404)	(5,492)
Unfunded portion, net accrued severance pay	$1,350	$1,286	$720

NOTE 13—EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2006	2005	2004
		(restated)	(restated)
Net income (loss)	$16,328	$(30,272)	$(48,108)
Shares:
Weighted average shares outstanding	48,353	44,267	42,788
Effect of dilutive options, ESPP and restricted stock units.	1,746	—	—
Dilutive weighted average shares	50,099	44,267	42,788
Net income (loss) per share:
Basic	$0.34	$(0.68)	$(1.12)
Diluted	$0.33	$(0.68)	$(1.12)

For the years ended December 31, 2006, 2005 and 2004 outstanding options and restricted stock units totaling 3.1 million, 13.0 million and, 12.8 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

NOTE 14—INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2006	2005	2004
		(restated)	(restated)
Current:
Federal	$(754)	$(49,313)	$(35,593)
Foreign	22,844	21,397	(10,975)
	$22,090	$(27,916)	$(46,568)

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows:

	December 31,
	2006	2005	2004
		(restated)	(restated)
Current:
Federal	$4,463	$896	$(694)
State	(623)	(183)	—
Foreign	1,922	1643	2,234
	5,762	2,356	1,540
Deferred	—	—	—
Total income tax expense	$5,762	$2,356	$1,540

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

	December 31,
	2006	2005	2004
		(restated)	(restated)
Tax provision (benefit) at U.S. statutory rate	$7,511	$(9,491)	$(15,834)
Foreign earnings	(6,016)	(5,632)	3,331
State taxes net of federal benefit	259	98	—
Other differences not benefited	5,234	16,145	15,387
Permanent differences	(1,597)	1,214	36
Alternative Minimum tax	371	22	—
Research and development credits	—	—	(1,380)
Total income tax expense	$5,762	$2,356	$1,540

Deferred income tax assets comprise the following:

	December 31,
	2006	2005	2004
		(restated)	(restated)
Deferred tax assets:
Federal and state net operating loss carryforwards	$66,218	$101,820	$103,903
Tax credits	43,102	30,859	33,540
Nondeductible reserves and accruals	8,782	9,923	10,475
Total deferred tax assets	118,102	142,602	147,918
Deferred tax liabilities:
Intangible assets	(17,964)	(34,964)	(46,904)
Deferred tax assets	100,138	107,638	101,014
Valuation allowance	(100,138)	(107,638)	(101,014)
Net deferred tax assets	$—	$—	$—

A significant portion of the deferred tax asset above relates to pre-acquisition loss carryforwards and other attributes or stock option benefits that will result in an adjustment to goodwill or paid in capital respectively, when realized. During 2006, the Company realized $7.1 million related to certain pre-acquisition tax net operating losses. Realization of these net operating losses is reported as an adjustment to goodwill in accordance with SFAS No. 109. During 2006 we reduced the NOL deferred tax asset for

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts which we believe will expire before they become available for utilization. As of December 31, 2006, the Company had NOLs of approximately $185 million for federal and $36 million for state tax reporting purposes. The federal NOLs expire on various dates between 2017 and 2024. The state NOLs expire between 2012 and 2014. Approximately $45 million of the valuation allowance relates to tax benefits for stock option deductions, for which a full valuation allowance has been recorded. As of December 31, 2006, the Company had tax credits of approximately $23 million for federal and $19 million for state tax purposes, which will expire beginning in 2007.

Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating results and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. The amount of the deferred tax asset valuation allowance, however, could be reduced in the near term if estimates of future taxable income are realized. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

The Company has not provided for federal income tax on approximately $55.6 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. If the Company did not intend to permanently reinvest this amount outside the U.S., it would calculate a deferred tax liability of approximately $19.5 million related to the U.S. taxes that would be due upon repatriation.

The Company’s Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli law for the Encouragement of Capital Investments, 1959, as amended. The Company has eight approved programs pursuant to this law; the first was approved in 1984 and the most recent was approved in 2004. Income subject to this program is exempt from tax for two/four years from the first year in which the Company has taxable income, net of NOLs, and is taxed at a rate of 10% for eight/six years thereafter. Benefits under the programs are granted for a period of ten years limited to the earlier of fourteen years from application or twelve years from commencement of production. Benefits for the eighth program will expire on 2014. The benefit of these Approved Enterprise programs to the Company’s net income in 2006 was $7.8 million and resulted in a benefit of $5.7 million to the net loss in 2005. These tax holidays had no impact to the Company’s net loss in 2004.

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the acquisition of Oak Technology, Inc. in 2003, the Company determined it had four reportable segments: Digital Versatile Disc (DVD), Imaging, Digital Camera (DC) and Digital Television (DTV). Subsequent to the Emblaze acquisition in July 2004, the Digital Camera segment was combined with the Emblaze Mobile business unit and was renamed the Mobile segment. Each segment’s primary products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions. The DVD, DTV, Mobile and Imaging segments also license certain software and other intellectual property. The DVD group provides products for use in DVD players and recordable DVD players. The DTV group provides products for standard and high definition digital television products including televisions, set top boxes and personal video recorders. The Mobile group focuses on solutions for multimedia mobile phone products and digital camera products. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

During the first quarter of 2006, we reorganized our operating structure to bring together our consumer electronic product lines under a single operating group, in recognition of the accelerating convergence of consumer products and our strategy of sharing technology among our various product lines. The new Consumer group combines the former DVD, DTV and Mobile product groups whose operations were previously reported separately. We will continue to report the operations of our Imaging group as a separate operating segment.

The Company evaluates operating segment performance based on net revenues and operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No reportable segments have been aggregated.

Information about reported segment income or loss is as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
		(restated)	(restated)
Net revenues:
Consumer	$420,990	$310,695	$294,496
Imaging	74,815	85,063	84,368
	$495,805	$395,758	$378,864
Operating expenses:
Consumer	$374,435	$312,488	$323,637
Imaging	60,752	58,699	50,839
	$435,187	$371,187	$374,476
Contribution Margin:
Consumer	$46,555	$(1,793)	$(29,141)
Imaging	14,063	26,364	33,529
	$60,618	$24,571	$4,388

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
		(restated)	(restated)
Contribution margin from operating segments	$60,618	$24,571	$4,388
Amortization of intangibles	(50,062)	(50,254)	(45,358)
Amortization of stock-based compensation resulting from business combinations	—	(1,546)	(4,051)
Restructuring expense	—	—	(746)
Acquired in-process research and development	—	(2,650)	—
Total operating income (loss)	$10,556	$(29,879)	$(45,767)

Zoran maintains operations in the Canada, China, Germany, Israel, India, Japan, Korea, Taiwan, the United Kingdom and United States. Activities in Israel and United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

The distribution of net revenues for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenue from unaffiliated customers originating from:
China	$165,611	$156,737	$150,562
Japan	109,066	111,370	101,792
Korea	28,544	24,865	28,353
Taiwan	127,311	51,900	36,631
United States	35,949	24,201	34,403
North America (excluding United States)	65	1,206	—
Other	29,259	25,479	27,123
	$495,805	$395,758	$378,864

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2006 and 2005 was as follows (in thousands):

	December 31,
	2006	2005
		(restated)
Identifiable assets:
U.S.	$506,885	$476,664
Israel	162,473	117,736
China	2,744	2,399
Japan	1,867	2,722
United Kingdom	831	689
Korea	578	186
Canada	274	266
Taiwan	271	318
Other	707	1,651
	$676,630	$602,631
Property and equipment, net:
U.S.	$6,080	$7,569
Israel	6,219	4,940
China	1,367	1,388
Japan	548	685
United Kingdom	261	318
Taiwan	611	229
Canada	197	158
Korea	132	73
Other	258	697
	$15,673	$16,057

The following table summarizes the percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues:

	Year ended
	December 31,
	2006	2005	2004
Percentage of net revenues:
A	14%	—	11%

The above customer had accounts receivable balance greater than 10% as of the end of 2006.

NOTE 16—ACQUISITIONS

Oren Semiconductor, Inc.

On June 10, 2005, Zoran completed the acquisition of Oren Semiconductor, Inc. (“Oren”), a privately-held provider of demodulator ICs for the global high definition television market. Prior to this acquisition, Zoran had made investments in Oren that represented a 17% ownership interest with a net book value of $3.4 million at the time of the acquisition. Under the terms of the acquisition agreement, Zoran acquired

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the remaining 83% of Oren’s outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which Zoran paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million, for total consideration of $41.3 million, to the other stockholders of Oren and to employees holding Oren options. As a result of the restatement, the Company considered the requirements under Accounting Principles Board Opinion 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock,” to record the gains or losses on investment of the prior 17% ownership under the equity method of accounting. Based on the Company’s analysis, the prior financial results of the Company were restated to record the loss on investment.

The primary purpose of the acquisition was to obtain Oren’s demodulator IC technology for the global high definition television market. This technology was combined with Zoran’s digital television technology to deliver a complete and cost-effective system solution for digital television makers. As of December 31, 2006, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The primary purpose of the acquisition was to gain high performance, low-power application processors, technology and products for the fast growing multimedia mobile phone market. This technology was combined with Zoran’s image processing technology to deliver reliable, cost-effective system solutions for mobile phone makers. As of December 31, 2006, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

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

ZORAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Zoran, Emblaze and Oren as if the acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of intangibles. The in-process research and development charge of $2.7 million related to the Oren acquisition is not reflected in the unaudited pro forma combined condensed statement of operations. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

	Year Ended December 31,
	2005	2004
	(restated)	(restated)
In thousands except for per share data:
Pro forma revenues	$396,737	$383,131
Pro forma net loss	$(33,024)	$(63,207)
Pro forma net loss per share:
Basic	$(0.75)	$(1.48)
Diluted	$(0.75)	$(1.48)

NOTE 17—SUBSEQUENT EVENTS

On February 27, 2007, the Company elected to (i) participate in the Internal Revenue Service remediation program 2007-18 and pay to the IRS, on behalf of affected and eligible employees (not including executive officers), their IRC 409A tax liabilities and penalties; (ii) participate in any similar remediation program that may be offered by any state for applicable state tax liabilities and penalties; (iii), act directly with any state not offering a similar remediation program to address any applicable tax liabilities and penalties on behalf of employees; and (iv) pay to such employees a “gross-up” payment to offset the associated federal and state income tax consequences. The Company took this action because the vast majority of the holders of stock options issued by the Company that are now subject to re-measurement as a result of the Company’s option investigation were not involved in or aware of the stock option pricing determination. Employees who exercised such options in 2006, other than executive officers at the time of option grant or entering into this program, will participate in this program. The Company estimates that the total cash payments needed to deal with the adverse tax consequences of previously exercised discount priced options granted to non-officers will be approximately $0.8 million, which is expected to be recorded in 2007.

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

The following tables contain selected unaudited quarterly financial data for the eight fiscal quarters in the period ended December 31, 2006. In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

The selected quarterly information has been restated for all quarters of fiscal 2005 and the first quarter of fiscal 2006 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of our financial results discussed in this Annual Report on Form 10-K.

ZORAN CORPORATION
SELECTED QUARTERLY FINANCIAL INFORMATION
(Unaudited)
(restated)

	Three Months Ended
				Mar. 31,	Dec. 31,	Sep 30,	Jun. 30,	Mar. 31,
	Dec. 31,	Sep 30,	Jun. 30,	2006	2005	2005	2005	2005
	2006	2006	2006	(restated)	(restated)	(restated)	(restated)	(restated)
	(In thousands, except per share data)
Total revenues	$96,251	$129,379	$127,929	$142,246	$109,311	$117,484	$95,079	$73,884
Gross profit	$50,806	$62,569	$67,574	$88,596	$59,359	$63,575	$49,703	$36,949
Operating income (loss)	$(14,644)	$(1,016)	$(496)	$26,712	$(3,459)	$4,517	$(12,111)	$(18,826)
Net income (loss)	$(10,986)	$1,852	$4,779	$20,683	$(3,769)	$3,995	$(11,775)	$(18,723)
Basic net income (loss) per share(1)	$(0.22)	$0.04	$0.10	$0.45	$(0.08)	$0.09	$(0.27)	$(0.43)
Diluted net income (loss) per share(1)	$(0.22)	$0.04	$0.09	$0.43	$(0.08)	$0.09	$(0.27)	$(0.43)
Shares used in basic per share calculations(1)	49,426	49,333	48,461	46,207	45,249	44,877	43,707	43,213
Shares used in diluted per share calculations(1)	49,426	50,712	51,311	48,487	45,249	46,622	43,707	43,213

(1)          Computed on the basis described in Note 3 of Notes to Consolidated Financial Statements.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Statements of Operations for the three month period ended March 31, 2006 (in thousands, except per share data):

	Three Months Ended March 31, 2006
	As previously reported	Adjustments(1)	As restated(1)
Revenues:
Hardware product revenues	$99,169	$—	$99,169
Software and other revenues	12,909	—	12,909
License revenues related to litigation settlement.	30,168	—	30,168
Total revenues	142,246	—	142,246
Costs and expenses:
Cost of hardware product revenues	54,466	(816)	53,650
Research and development	24,151	97	24,248
Selling, general and administrative	24,755	146	24,901
Amortization of intangible assets	12,735	—	12,735
Total costs and expenses	116,107	(573)	115,534
Operating income	26,139	573	26,712
Interest income	1,630	(37)	1,593
Other income (loss), net	1,193	—	1,193
Income before income taxes	28,962	536	29,498
Provision for income taxes	8,202	613	8,815
Net income	$20,760	$(77)	$20,683
Basic net income per share	$0.45	$—	$0.45
Diluted net income per share	$0.43	$—	$0.43
Shares used to compute basic net income per share	46,207		46,207
Shares used to compute diluted income per share	48,487		48,487

(1)    In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company has recorded additional non-cash adjustments that were considered to be immaterial to our previously filed consolidated financial statements relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the calculation of amortization of stock-based compensation relating to a business combination in 2003.  In addition, the Company is also recording losses under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was acquired by Zoran in 2005.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2005 and September 30, 2005 (in thousands, except per share data):

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended December 31, 2005			Three Months Ended September 30, 2005
	As previously reported	Adjustments(1)	As restated	As previously reported	Adjustments(1)	As restated
Revenues:
Hardware product revenues	$95,432	$—	$95,432	$104,208	$—	$104,208
Software and other revenues	13,879	—	13,879	13,276	—	13,276
Total revenues	109,311	—	109,311	117,484	—	117,484
Costs and expenses:
Cost of hardware product revenues	49,689	263	49,952	53,660	249	53,909
Research and development	24,138	379	24,517	23,469	213	23,682
Selling, general and administrative	24,522	815	25,337	21,817	458	22,275
Amortization of intangible assets	12,736	—	12,736	12,757	—	12,757
Amortization of stock-based compensation resulting from business combinations	228	—	228	344	—	344
Total costs and expenses	111,313	1,457	112,770	112,047	920	112,967
Operating income (loss)	(2,002)	(1,457)	(3,459)	5,437	(920)	4,517
Interest income	909	(42)	867	689	(43)	646
Other income (loss), net	(21)	—	(21)	32	—	32
Income (loss) before income taxes	(1,114)	(1,499)	(2,613)	6,158	(963)	5,195
Provision for income taxes	964	192	1,156	1,200	—	1,200
Net income (loss)	$(2,078)	$(1,691)	$(3,769)	$4,958	$(963)	$3,995
Basic net loss per share	$(0.05)	$(0.03)	$(0.08)	$0.11	$(0.02)	$0.09
Diluted net loss per share	$(0.05)	$(0.03)	$(0.08)	$0.11	$(0.02)	$0.09
Shares used to compute basic net loss per share	45,249		45,249	44,877		44,877
Shares used to compute diluted loss per share	45,249		45,349	46,622		46,622

(1)    In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company has recorded additional non-cash adjustments that were considered to be immaterial to our previously filed consolidated financial statements relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the calculation of amortization of stock-based compensation relating to a business combination in 2003.  In addition, the Company is also recording losses under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was acquired by Zoran in 2005.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2005 and March 31, 2005 (in thousands, except per share data):

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30, 2005			Three Months Ended March 31, 2005
	As previously reported	Adjustments(1)	As restated	As previously reported	Adjustments(1)	As restated
Revenues:
Hardware product revenues	$80,897	$—	$80,897	$59,002	$—	$59,002
Software and other revenues	14,182	—	14,182	14,882	—	14,882
Total revenues	95,079	—	95,079	73,884	—	73,884
Costs and expenses:
Cost of hardware product revenues	45,236	140	45,376	36,964	(29)	36,935
Research and development	21,321	202	21,523	20,100	(13)	20,087
Selling, general and administrative	24,318	435	24,753	23,174	(333)	22,841
Amortization of intangible assets	12,431	—	12,431	12,330	—	12,330
Amortization of stock-based compensation resulting from business combinations	457	—	457	517	—	517
In-process research and development	2,650	—	2,650	—	—	—
Total costs and expenses	106,413	777	107,190	93,085	(375)	92,710
Operating loss	(11,334)	(777)	(12,111)	(19,201)	375	(18,826)
Interest income	572	(19)	553	535	(8)	527
Other income (loss), net	(293)	76	(217)	(130)	(294)	(424)
Loss before income taxes	(11,055)	(720)	(11,775)	(18,796)	73	(18,723)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(11,055)	$(720)	$(11,775)	$(18,796)	$73	$(18,723)
Basic net loss per share	$(0.25)	$(0.02)	$(0.27)	$(0.43)	$—	$(0.43)
Diluted net loss per share	$(0.25)	$(0.02)	$(0.27)	$(0.43)	$—	$(0.43)
Shares used to compute basic net loss per share	43,707		43,707	43,213		43,213
Shares used to compute diluted loss per share	43,707		43,707	43,213		43,213

(1)          In addition to restating the consolidated financial statements in response to the Special Committee’s findings, the Company has recorded additional non-cash adjustments that were considered to be immaterial to our previously filed consolidated financial statements relating to the timing of revenue recognition, accrued expenses, amortization of premiums and discounts on investments, additional expense related to options granted to a consultant and the calculation of amortization of stock-based compensation relating to a business combination in 2003. In addition, the Company is also recording losses under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity method of accounting which was acquired by Zoran in 2005.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of March 31, 2006:

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	Adjustment(1)	March 31, 2006
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$113,752	$—	$113,752
Short-term investments	104,124	—	104,124
Accounts receivable, net	62,431	—	62,431
Inventories	38,663	—	38,663
Prepaid expenses and other current assets	9,800	—	9,800
Total current assets	328,770	—	328,770
Property and equipment, net	14,905	—	14,905
Other assets and investments	21,627	—	21,627
Goodwill	180,254	(1,592)	178,662
Intangible assets, net	106,496	—	106,496
	$652,052	$(1,592)	$650,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,737	$—	$44,737
Accrued expenses and other liabilities	53,562	621	54,183
Total current liabilities	98,299	621	98,920
Other long-term liabilities	12,770	—	12,770
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2006; 46,716,431 shares issued and outstanding as of March 31, 2006	47	—	47
Additional paid-in capital	748,792	10,907	759,699
Accumulated other comprehensive income	2,179	—	2,179
Accumulated deficit	(210,035)	(13,120)	(223,155)
Total stockholders’ equity	540,983	(2,213)	538,770
	$652,052	$(1,592)	$650,460

(1)          The restated consolidated balance sheet as of March 31, 2006 reflects a $13.1 million increase to accumulated deficit and a $10.9 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.6 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor and $0.6 million increase to accrued expenses and other liabilities relates to the tax adjustments associated with other adjustments at March 31, 2006.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of December 31, 2005:

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,2005	Adjustments(1)	December 31,2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$78,856	$—	$78,856
Short-term investments	70,490	—	70,490
Accounts receivable, net	70,174	—	70,174
Inventory	32,616	—	32,616
Prepaid expenses and other current assets	11,746	—	11,746
Total current assets	263,882	—	263,882
Property and equipment, net	16,057	—	16,057
Other assets and investments	20,799	—	20,799
Goodwill	184,254	(1,592)	182,662
Intangible assets, net	119,231	—	119,231
	$604,223	$(1,592)	$602,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,999	$—	$38,999
Accrued expenses and other liabilities	53,937	832	54,769
Total current liabilities	92,936	832	93,768
Other long-term liabilities	11,939	—	11,939
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2005 45,426,912 shares issued and outstanding as of December 31, 2005	45	—	45
Additional paid-in capital	727,597	10,656	738,253
Deferred stock-based compensation	(593)	—	(593)
Accumulated other comprehensive income	3,094	(37)	3,057
Accumulated deficit	(230,795)	(13,043)	(243,838)
Total stockholders’ equity	499,348	(2,424)	496,924
	$604,223	$(1,592)	$602,631

(1)          The restated consolidated balance sheet for the fiscal year ended 2005 reflects a $13.0 million increase to accumulated deficit and a $10.7 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.6 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor under the equity method of accounting and $0.8 million increase to accrued expenses and other liabilities relates to the accrual of royalty obligations that was previously not recorded at December 31, 2005.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of September 30, 2005:

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	Adjustments(1)	September 30, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$64,782	$—	$64,782
Short-term investments	65,412	—	65,412
Accounts receivable, net	80,735	—	80,735
Inventories	27,331	—	27,331
Prepaid expenses and other current assets	13,151	—	13,151
Total current assets	251,411	—	251,411
Property and equipment, net	16,627	—	16,627
Other assets and investments	20,488	—	20,488
Goodwill	185,456	(1,408)	184,048
Intangible assets, net	131,966	—	131,966
	$605,948	$(1,408)	$604,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,800	$—	$37,800
Accrued expenses and other liabilities	59,306	586	59,892
Total current liabilities	97,106	586	97,692
Other long-term liabilities	11,538	—	11,538
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2005; 45,011,293 shares issued and outstanding as of September 30, 2005	45	—	45
Additional paid-in capital	723,671	10,656	734,327
Deferred stock-based compensation	(957)	(1,219)	(2,176)
Accumulated other comprehensive income	3,262	(79)	3,183
Accumulated deficit	(228,717)	(11,352)	(240,069)
Total stockholders’ equity	497,304	(1,994)	495,310
	$605,948	$(1,408)	$604,540

(1)          The restated consolidated balance sheet as of September 30, 2005 reflects a $11.4 million increase to accumulated deficit and a $10.7 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.4 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor under the equity method of accounting and $0.6 million increase to accrued expenses and other liabilities relates to the accrual of royalty obligations that were previously not recorded at September 30, 2005.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of June 30, 2005:

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	Adjustments(1)	June 30, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$53,425	$—	$53,425
Short-term investments	62,618	—	62,618
Accounts receivable, net	68,454	—	68,454
Inventories	25,353	—	25,353
Prepaid expenses and other current assets	14,903	—	14,903
Total current assets	224,753	—	224,753
Property and equipment, net	17,233	—	17,233
Other assets and investments	24,435	—	24,435
Goodwill	185,456	(1,408)	184,048
Intangible assets, net	144,724	—	144,724
	$596,601	$(1,408)	$595,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,837	$—	$38,837
Accrued expenses and other liabilities	56,330	353	56,683
Total current liabilities	95,167	353	95,520
Other long-term liabilities	12,250	—	12,250
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2005; 44,759,422 shares issued and outstanding as of June 30, 2005	45	—	45
Additional paid-in capital	721,143	10,656	731,799
Deferred stock-based compensation	(1,417)	(1,906)	(3,323)
Accumulated other comprehensive income	3,088	(122)	2,966
Accumulated deficit	(233,675)	(10,389)	(244,064)
Total stockholders’ equity	489,184	(1,761)	487,423
	$596,601	$(1,408)	$595,193

(1)          The restated consolidated balance sheet as of June 30, 2005 reflects a $10.4 million increase to accumulated deficit and a $10.7 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.4 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor under the equity method of accounting and $0.4 million increase to accrued expenses and other liabilities relates to the accrual of royalty obligations that were previously not recorded at June 30, 2005.

The following tables present the impact of the financial statement adjustments on our previously reported Condensed Consolidated Balance Sheets as of March 31, 2005:

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2005	Adjustments(1)	March 31, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,025	$—	$31,025
Short-term investments	50,311	—	50,311
Accounts receivable, net	68,023	—	68,023
Inventories	34,207	—	34,207
Prepaid expenses and other current assets	17,995	—	17,995
Total current assets	201,561	—	201,561
Property and equipment, net	16,270	—	16,270
Other assets and investments	62,470	(1,484)	60,986
Goodwill	150,151	—	150,151
Intangible assets, net	148,054	—	148,054
	$578,506	$(1,484)	$577,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,955	$—	$27,955
Accrued expenses and other liabilities	53,797	227	54,024
Total current liabilities	81,752	227	81,979
Other long-term liabilities	13,064	—	13,064
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2005; 45,252,892 shares issued and outstanding as of March 31, 2005	43	—	43
Additional paid-in capital	705,761	10,656	716,417
Deferred stock-based compensation	(1,999)	(2,557)	(4,556)
Accumulated other comprehensive income	2,505	(141)	2,364
Accumulated deficit	(222,620)	(9,669)	(232,289)
Total stockholders’ equity	483,690	(1,711)	481,979
	$578,506	$(1,484)	$577,022

(1)          The restated consolidated balance sheet as of March 31, 2005 reflects a $9.7 million increase to accumulated deficit and a $10.7 million increase to additional paid-in capital primarily due to additional stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above and to reflect the cumulative impact of other adjustments that were previously considered to be immaterial. The $1.5 million decrease to goodwill is the impact of recording losses associated with our investment in Oren Semiconductor under the equity method of accounting and $0.2 million increase to accrued expenses and other liabilities relates to the accrual of royalty obligations that were previously not recorded at March 31, 2005.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

1.                pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.                provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.                provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Consideration of the Restatement

As disclosed in Note 2, “Restatement of Consolidated Financial Statements,” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we restated previously issued financial statements to record incremental non-cash stock based compensation charges under APB No. 25 in the amount of $11.7 million between 1997 and 2005 and an additional $0.4 million in 2006 under SFAS No. 123(R). These accounting errors arose from the use of incorrect stock option grant measurement dates for grants made during the period 1997 to 2003.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2006, management considered control deficiencies related to the stock option granting process that resulted in the need to restate our previously issued financial statements.

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

Item 10—Directors, Executive Officers and Corporate Governance

The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Proposal No. 1—Election of Directors.”

The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Executive Officers.”

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning whether we have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is incorporated by reference to the section in our Proxy Statement entitled “Committee Charters and Other Corporate Governance Materials.”

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Director Nominations.”

The information concerning the audit committee of the Board of Directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Board Meetings and Committees.”

Item 11—Executive Compensation

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Executive Compensation and Other Matters”.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Principal Stockholders and Stock Ownership by Management” and “Equity Compensation Plan Information.”

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item with respect to certain relationships and related transactions is incorporated by reference to the section of our Proxy Statement entitled “Certain Relationships and Related Transactions.”

The information required by this Item with respect to director independence is incorporated by reference to the section of our Proxy Statement entitled “Directors” “Independence of the Board of Directors and its Committees.”

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Principal Auditor Fees and Services.”

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)   Financial Statements:

See Index to Consolidated Financial Statements at page 62 of this report.

(2)   Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

(3)   Exhibits:

EXHIBIT LIST

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Registrant					X
3.2	Amended Bylaws of the Registrant					X
4.1	Form of Stock Certificate					X
*10.1	Form of Indemnity Agreement for officers and directors	SB-2	33-98630	10.4	12/14/1995
*10.2	2000 Nonstatutory Stock Option Plan	10-K	000-27246	10.39	03/31/2003
*10.3	Executive Retention and Severance Plan, as amended	8-K	000-27246	99.1	10/31/05
10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003
10.5	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003
*10.6	Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003
10.7	Asset Purchase Agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTD. dated February 5, 2003	8-K	000-25298	2.1	02/20/2003
10.8	First Amendment to Asset Purchase Agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTD. dated April 3, 2003	8-K	000-25298	2.2	04/18/2003
*10. 9	Summary of Compensation Arrangements with Named Executive Officers and Nonemployee Directors	8-K	000-27246	99.1	03/31/2006
*10.10	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005

10.11	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/05
10.12	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005
*10.13	Zoran Corporation 2005 Equity Incentive Plan	8-K	000-27246	99.1	07/13/2006
10.14	Zoran Corporation 2005 Outside Directors Equity Plan	8-K	000-27246	99.2	08/03/2005
10.15	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek, Inc	10-Q	000-27246	10.54	05/10/2006
10.16	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006
*10.17	1993 Stock Option Plan, as amended					X
*10.18	1995 Outside Directors Stock Option Plan					X
*10.19	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors					X
10.20	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation					X
10.21	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006					X
*10.22	Amended Summary of Compensation Arrangements with Named Executive Officers and Non Employee Directors	8-K	000-27246	99.1	03/31/2006
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*                    Constitutes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2007	ZORAN CORPORATION
	By:	/s/ LEVY GERZBERG
Levy Gerzberg, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEVY GERZBERG	President, Chief Executive Officer and Director	April 19, 2007
Levy Gerzberg	(Principal Executive Officer)
/s/ KARL SCHNEIDER	Senior Vice President, Finance and Chief Financial	April 19, 2007
Karl Schneider	Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ UZIA GALIL	Chairman of the Board of Directors	April 19, 2007
Uzia Galil
/s/ RAYMOND A. BURGESS	Director	April 19, 2007
Raymond A. Burgess
/s/ JAMES D. MEINDL	Director	April 19, 2007
James D. Meindl
/s/ JAMES B. OWENS	Director	April 19, 2007
James B. Owens, Jr.
/s/ DAVID RYNNE	Director	April 19, 2007
David Rynne
/s/ ARTHUR B. STABENOW	Director	April 19, 2007
Arthur B. Stabenow
/s/ PHILIP M. YOUNG	Director	April 19, 2007
Philip M. Young

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant					X
3.2	Amended Bylaws of the Registrant					X
4.1	Form of Stock Certificate					X
*10.1	Form of Indemnity Agreement for officers and directors	SB-2	33-98630	10.4	12/14/1995
*10.2	2000 Nonstatutory Stock Option Plan	10-K	000-27246	10.39	03/31/2003
*10.3	Executive Retention and Severance Plan, as amended	8-K	000-27246	99.1	10/31/05
10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003
10.5	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003
*10.6	Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003
10.7	Asset Purchase Agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTD. dated February 5, 2003	8-K	000-25298	2.1	02/20/2003
10.8	First Amendment to Asset Purchase Agreement between Oak Technology, Inc., and Sunplus Technology, Co. LTD. dated April 3, 2003	8-K	000-25298	2.2	04/18/2003
*10.9	Summary of Compensation Arrangements with Named Executive Officers and Nonemployee Directors	8-K	000-27246	99.1	03/31/2006
*10.10	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005
10.11	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/05
10.12	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005
*10.13	Zoran Corporation 2005 Equity Incentive Plan	8-K	000-27246	99.1	07/13/2006

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Zoran Corporation 2005 Outside Directors Equity Plan	8-K	000-27246	99.2	08/03/2005
10.15	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek, Inc	10-Q	000-27246	10.54	05/10/2006
10.16	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006
*10.17	1993 Stock Option Plan, as amended					X
*10.18	1995 Outside Directors Stock Option Plan					X
*10.19	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors					X
10.20	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation					X
10.21	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006					X
*10.22	Amended Summary of Compensation Arrangements with Named Executive Officers and Non Employee Directors	8-K	000-27246	99.1	03/31/2006
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a)					X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a)					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

*                    Constitutes a management contract or compensatory plan, contract or arrangement.