Form 10-K/A
period 2006-12-31
ZORAN CORP \DE\
filed 2007-04-30
CIK 1003022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2006, as reported on the Nasdaq Global Select Market, was approximately $1,105,691,000.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of March 31, 2007: 49,448,791.

ZORAN CORPORATION
INDEX TO
FIRST AMENDMENT TO FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amended Report”) amends the original Annual Report on Form 10-K of Zoran Corporation for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on April 19, 2007 (“Original Report”), to add information required by the following items:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

This Amended Report includes information required by Part III that we originally expected to be incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2007 annual meeting of stockholders. We hereby amend Items 10, 11, 12, 13 and 14 of Part III of the Original Report by deleting the text of such Items in their entirety and replacing them with the information provided below under the respective headings. This Amended Report does not affect any other items in the Original Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report.

i

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our Board of Directors consists of eight directors who will serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.   The following table and related narrative set forth certain information regarding our directors and executive officers.

DIRECTORS

Name	Principal Occupation	Age	Director Since
Levy Gerzberg, Ph.D.	President and Chief Executive Officer of Zoran	62	1981

Uzia Galil	Chairman and Chief Executive Officer of Uzia Initiative and Management Ltd.; Chairman of Board of Directors of Zoran	82	1983

Raymond A. Burgess	President and Chief Executive Officer of TeraVicta Technologies Inc.	48	2005

James D. Meindl, Ph.D.	Professor of Microelectronics, Georgia Institute of Technology	74	1986

James B. Owens, Jr.	Consultant	57	2003

David Rynne	Retired	65	2003

Arthur B. Stabenow	Private Investor	68	1990

Philip M. Young	General Partner, U.S. Venture Partners	67	1986

OFFICERS

Name	Title
Karl Schneider	Senior Vice President, Finance and Chief Financial Officer of Zoran	52

Isaac Shenberg, Ph.D.	Senior Vice President, Business Development of Zoran	56

Levy Gerzberg co-founded Zoran in 1981 and has served as Zoran’s President and Chief Executive Officer since December 1988 and as a director since 1981. Dr. Gerzberg also served as Zoran’s President from 1981 to 1984 and as Zoran’s Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to co-founding Zoran, Dr. Gerzberg was Associate Director of Stanford University’s Electronics Laboratory. Dr. Gerzberg has over 25 years of experience in the high technology industry in the areas related to integrated circuits, software and systems utilizing digital signal processing in communication, consumer electronics and PC markets. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

Uzia Galil has been a director of Zoran since 1983 and has served as Chairman of the Board of Directors since October 1993. Mr. Galil currently serves as Chairman and Chief Executive Officer of Uzia Initiative and Management Ltd., a company specializing in the promotion and nurturing of new businesses associated with mobile communication, electronic commerce and medical informatics, which he founded in November 1999. From 1962 until November 1999, Mr. Galil served as President and Chief Executive Officer of Elron Electronic Industries Ltd., an Israeli high technology holding company, where he also served as Chairman of the Board of Directors. From January 1981 until leaving Elron, Mr. Galil also served as Chairman of the Board of Directors of Elbit Ltd., an electronic communication affiliate of Elron, and as a member of the Board of Directors of Elbit Systems Ltd., a defense electronics affiliate of Elron, and all other private companies held in the Elron portfolio. Mr. Galil currently serves as a director of Orbotech Ltd., NetManage Inc. and Partner Communications Ltd. From 1980 to 1990, Mr. Galil served as Chairman of the International Board of Governors of the Technion.  Mr. Galil holds an M.S. in Electrical Engineering from Purdue University and a B.S. from the Technion. Mr. Galil has also been awarded an honorary doctorate in technical sciences by the Technion in recognition of his contribution to the development of science-based industries in Israel, an honorary doctorate in philosophy by the Weizmann Institute of Science, an honorary doctorate in engineering by Polytechnic University, New York, an honorary doctorate from the Ben-Gurion University of the Negev in Israel, and the Solomon Bublick Prize Laureate from the Hebrew University of Jerusalem. Mr. Galil is also a recipient of the Israel Prize.

Raymond A. Burgess has been a director of Zoran since April 2005. Since November 2006, Mr. Burgess has been Chief Executive Officer of TeraVicta Technologies Inc., a provider of broadband MEMS switches and modules.  From November 2005 to September 2006, Mr. Burgess was Chief Executive Officer of Tao Group, a private software company engaged in the development and sale of embedded software to enable multimedia in consumer and mobile communications devices. From July 2004 to November 2005, Mr. Burgess was engaged as a consultant to companies in the semiconductor industry and related fields. From April 2004 to July 2004, Mr. Burgess served as Senior Vice President, Strategy, Marketing and Communications of Freescale Semiconductor, Inc. From September 2000 to March 2004, Mr. Burgess served as Corporate Vice President, Strategy, Marketing and Communications for the Semiconductor Products Sector of Motorola, Inc., and he held a variety of other executive positions during a 20 year career at Motorola.

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

James B. Owens, Jr. has been a director of Zoran since May 2003. Since January 2005, Mr. Owens has been principally engaged as a consultant to companies in the semiconductor industry. From January 2002 to January 2005, Mr. Owens served as President and Chief Executive Officer and a director of Strasbaugh, a provider of semiconductor manufacturing equipment. From December 1999 to August 2001, Mr. Owens served as President and Chief Executive Officer of Surface Interface, a supplier of high-end metrology equipment to the semiconductor and hard disk markets. From August 1998 to December 1999, Mr. Owens served as President of Verdant Technologies, a division of Ultratech Stepper. Mr. Owens holds a B.S. in Physics from Stetson University, an M.S. in Management from the University of Arkansas and an M.S.E.E. from Georgia Institute of Technology.

David Rynne has been a director of Zoran since August 2003. Mr. Rynne is a retired senior financial executive with more than 35 years of experience in growing technology companies. Most recently, Mr. Rynne served as Chief Executive Officer of Receipt.com from July to December 1999 and as Vice President of Nortel Networks from August 1998 to June 1999. He served as Chief Financial Officer of Bay Networks from January 1997 to August 1998. Prior to joining Bay Networks, Mr. Rynne served as Chief Financial Officer at Tandem Computers from June 1983 to December 1996, and held a variety of financial management positions during an 18 year career at Burroughs Corporation. He is currently Chairman of the Board of Directors of Netfuel, Inc., a programmable network company, and serves on the Board of Directors of PD-LD, Inc., a fiber optic component company, and Synnex Corporation, an IT product distribution company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that one statement of changes in beneficial ownership of securities in connection with options granted to directors on June 23, 2006 was filed late for each of Messrs. Galil, Burgess, Meindl, Owens, Rynne, Stabenow and Young.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. This code is available on our website at http://www.zoran.com/Corporate-Governance. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by NASDAQ listing standards or applicable law.

Shareholder Nominations

There have been no material changes to the procedures by which shareholders may recommend nominees to Zoran’s Board of Directors.

Audit Committee

Zoran has an Audit Committee, the members of which are Messrs. Burgess, Owens, Rynne and Stabenow. Mr. Stabenow is Chairman of the committee. The Board of Directors has determined that each of the members of the Audit Committee is independent for purposes of the applicable rules of Nasdaq and the SEC. The Board has also determined that Messrs. Burgess, Owens, Rynne and Stabenow qualify as audit committee financial experts, as defined in the rules of the SEC. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information, retaining our independent registered public accounting firm, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our independent registered public accounting firm, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions, and the most important factors relevant to an analysis of these policies and decisions.  We provide qualitative information regarding how our executive officers are compensated, and provide perspective on the data presented in the tables and narrative that follow this section.

Our executive compensation program for executive officers is designed to attract individuals who have the skills we need to achieve our business plan, to motivate those individuals, to reward them fairly over time, and to retain those who continue to perform at or above the levels that we expect.  Our program is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit among executive officers, and to link rewards to measurable corporate and individual performance.

Compensation Program

Our executive compensation program currently has three primary components:

•                  Base salary

•                  Annual performance-based cash bonus

•                  Equity

Executive officers are eligible to participate in all of our respective local employee benefit plans, which may include medical, dental, vision, group life, employee assistance program, short term and long term disability, accidental death and dismemberment insurance, our 401(k) plan, or other benefit plans, in each case on the same basis as other employees.

We view the three primary components of executive compensation as related, but we do not believe that compensation should be derived entirely from one component, or that significant compensation from one component should necessarily reduce compensation from other components.  Our Compensation Committee determines the appropriate levels for each compensation component based primarily on:

•                  competitive benchmarking consistent with our recruiting and retention goals;

•                  internal consistency; and

•                  other relevant considerations such as rewarding extraordinary performance.

We fix executive officer base compensation at salary levels we believe enable us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. To this end, we access executive compensation surveys and other databases and review them when making crucial executive officer hiring decisions and annually when we review executive compensation. We designed our executive bonus plan to focus our management on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less, and we utilize salary as the base amount necessary to match our competitors for executive talent. We utilize stock options to reward long-term performance, with excellent corporate performance and extended officer tenure producing potentially significant value for the officer.

We believe that, as is common in the technology sector, stock option awards are the primary compensation-related motivator in attracting and retaining senior level employees, and that salary and bonus levels are secondary considerations for most senior level employees.  Our Compensation Committee has adopted no formal or informal policies or guidelines (except as described below) for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.  However, our Compensation Committee’s philosophy is to make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior and to keep cash compensation to the minimum competitive level while providing the opportunity to be well rewarded through equity if the company performs well over time.

Our Compensation Committee intends to continue its practice of performing an annual strategic review of our executive officer compensation to determine whether it provides adequate incentive and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may or may not be public companies or even in technology companies. Compensation Committee meetings often include other directors and typically include, for all or a portion of each meeting, our Chief Executive Officer, Chief Financial Officer, Vice President, Human Resources and our external counsel. For compensation decisions, including equity compensation decisions, relating to executive officers other than our Chief Executive Officer, our Compensation Committee typically considers recommendations from the Chief Executive Officer.

Base Salary

For 2006, our Compensation Committee set executive officer salaries at approximately the 50th percentile of salaries of executives with similar roles at comparable public companies, based on the semiannual Radford Executive Survey of technology companies, with reference to companies having revenues in the range of $200 million to $500 million.

For 2007, our Compensation Committee approved salary increases of four percent for each of our named executive officers, to maintain those salaries at approximately the 50th percentile under the Radford Executive Survey, which is expected to show an increase of this magnitude in 2007.

Annual Performance-Based Cash Bonuses

We use incentive cash bonuses to reward performance and achievements with a time horizon of approximately one year.  Compensation Committee approved bonus arrangements for 2006 (“2006 Bonus Plan”) that were designed to reward executives for achieving key financial objectives and individual goals. The 2006 Bonus Plan was unwritten.  The Compensation Committee determined the amount of the target bonus for an executive as a percentage of the executive’s base salary, and selected the financial targets and individual goals that would result in payment of the bonus. The committee also retained discretion to adjust the targets or pay discretionary bonuses as appropriate.

For 2006, our Compensation Committee set executive officer incentive bonus levels at approximately the 75th percentile of incentive bonus compensation for executives with similar roles at comparable public companies.

Under the 2006 Bonus Plan, Chief Executive Officer Levy Gerzberg was eligible to receive a bonus of 100% of his base salary, Chief Financial Officer Karl Schneider was eligible to receive a bonus of 70% of his base salary, and Senior Vice President, Business Development Isaac Shenberg was eligible to receive a bonus of 60% of his base salary.  Dr. Gerzberg’s 2006 target bonus was earned by the degree to which the Company achieved the financial targets selected by the Compensation Committee (revenue and non-GAAP earnings per share) and set by the Board of Directors by their approval of the Company’s 2006 annual operating plan.  For Mr. Schneider and Dr. Shenberg, two-thirds of the target bonus was earned by achievement of those same financial targets, and one-third was earned by achievement of specific management objectives recommended by the Chief Executive Officer and approved by the Compensation Committee.  In all cases, a proportional amount of the bonuses may be earned if the financial targets are achieved at the level of 80% or more, and proportional extra bonus may be earned if the financial targets are over-achieved, to a cap to 120%.  When multiple financial targets are measured, the results on each are combined for a blended result in calculating bonus achievement.  In 2006, the financial targets for bonus purposes were a revenue target of $520.3 million and a non-GAAP earnings-per-share target of $0.92.  The Company’s actual revenues were below target and its earnings per share were above target, with the result that the executive officers were entitled to bonuses below target levels.  We define non-GAAP earnings per share, for bonus purposes, to mean the non-GAAP earnings per share that we report in connection with our quarterly announcement of financial results.

The Compensation Committee recently approved a performance-based cash bonus plan for 2007 (“2007 Bonus Plan”), in which all vice presidents, including the named executive officers, are eligible to participate. The target bonus pool for all employees, including the named executive officers, is 10% of non-GAAP net income for 2007 before any bonus deduction, of which no more than 25% may be paid to executive officers and non-executive vice presidents.  The 2007 Bonus Plan is substantially the same as the 2006 Bonus Plan, and the Compensation Committee has again selected revenue and non-GAAP earnings-per-share measured, fixed at particular targets by Board approval of our 2007 annual operating plan, and has selected particular management objectives for executives other than the Chief Executive Officer.

Generally, the Committee tries to establish both target financial objectives and individual objectives each year so that the relative difficulty of achieving the objectives is roughly consistent from year to year. Over the past several years, the Company’s performance has ranged from exceeding the target level corporate objectives, to meeting the objectives and failing to achieve the objectives. The level of achievement of individual performance objectives has also varied by individual in any given year, as well as by the named executive officers as a group from year to year. The amounts of actual bonus payments under the 2007 Bonus Plan could be higher or lower than the target levels, at the discretion of the Committee, based on achievement of Company and individual goals.

The Compensation Committee felt that the largest portion of each bonus should be based on our executive officers’ success as a team and thus based on corporate financial goals. Each component of the bonus is independent of the other components, and we will pay the applicable percentage of the bonus if an objective is attained, regardless of whether any or all of the other objectives are attained. The Compensation Committee chose revenues and non-GAAP net income per share because it believed that, as a “growth company,” we should reward revenue growth, but only if that revenue growth is achieved cost effectively. Likewise, it believed a “profitable company” with little or no growth was not acceptable. Thus, the Compensation Committee considered the chosen metrics to be the best indicators of financial success and stockholder value creation. The individual performance objectives are determined by the Chief Executive Officer.

Our bonus plan does not formally provide for the exercise of discretion, but our Compensation Committee may exercise discretion such as awarding an exceptional bonus amount for specific performance achievement beyond established goals.  There were no such discretionary awards in 2006. Further details about our executive bonus plan are provided below in the footnotes to the “2006 Grants of Plan-Based Awards” table, which shows the “threshold” and “maximum” bonus amounts that could have been earned by each named executive officer in 2006.

Stock Options

We use stock options as a long-term incentive vehicle for several reasons:

•                  In the technology sector, equity awards are the primary factor in attracting and retaining executive officers, while salary and bonus levels are secondary considerations to most executives.

•                  Stock options foster attention to stock ownership and focus executives on increasing long-term value for the stockholders. Thus, options align the interests of executives with those of our stockholders.

•                  Stock options are performance-based. Their value depends entirely on an increase in the stock price above the option exercise price.  Our stock options are granted with an exercise price no less than the fair market value of the stock on the grant date.

•                  The vesting period for stock options granted to executives is four years, which encourages executive retention.

In 2005 we used restricted stock units as an element of equity incentive compensation, in conjunction with stock option grants.  In 2006 our compensation committee consulted with our management and determined that management believed that the options provided them with a greater incentive to enhance shareholder value.  Accordingly, in 2006 and 2007 our Compensation Committee has used stock options as the exclusive equity incentive compensation mechanism.

Our 2005 Equity Incentive Plan (“2005 Equity Incentive Plan”) was approved by our stockholders at our annual meeting of stockholders in 2006.  The 2005 Equity Incentive Plan gives the Compensation Committee latitude to design stock-based incentive compensation by awarding stock options, restricted stock, stock bonuses, stock appreciation rights, and restricted stock units in order to promote high performance and achievement of corporate goals, and to encourage the growth of stockholder value.

In determining the number of options to be granted to executive officers, the Committee takes into account: the individual’s position and scope of responsibility; the vesting period (and thus, retention value) remaining on the executive’s existing options; the executive’s ability to affect profitability and stockholder value; the individual’s historic and recent job performance; equity compensation for similar positions at comparable companies; and the value of stock options in relation to other elements of total compensation.

Despite the Compensation Committee’s belief that the 75th percentile was the appropriate target for executive equity incentive compensation, for 2006, our Compensation Committee set executive officer equity incentive compensation levels that were at or below approximately the 50th percentile of equity incentive compensation for executives with similar roles at comparable public companies.  This reduction from target compensation levels was due to the fact that the Company had a limited number of shares available for grants to employees generally, so the executive option grants were reduced.

In April 2007 the Compensation Committee gave final approval to executive officer stock option grants that it had reviewed in October 2006, but had not determined with finality until the Company’s release of quarterly results after it was once again current with its period reports under the Securities Exchange Act of 1934.

Tax and Accounting Considerations

We record cash compensation as an expense at the time the obligation is incurred. Historically, all cash compensation we have paid has been tax deductible for us. Under Section 162(m) of the Internal Revenue Code, compensation in excess of $1,000,000 per year to named executive officers is not tax deductible to us unless certain requirements are met. The deductibility of compensation to the named executive officers in 2006 was affected by the limitations of Section 162(m) and it is conceivable that future compensation may also be non-deductible under Section 162(m).

We account for equity compensation paid to our executives and employees under the rules of SFAS No. 123R, which requires us to estimate and record a non-cash expense over the vesting period of the equity compensation award. Any gain recognized by employees from nonqualified stock options is tax-deductible for us. However, gains recognized by an employee with respect to an incentive stock option will not be deductible unless there is a “disqualifying disposition” of the shares by the employee. A disqualifying disposition occurs when an employee sells or disposes of incentive stock option shares within two years after the grant date or within one year after the exercise date. The employee is taxed on the gain at ordinary income tax rates. In addition, if in the future we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Overview of the Executive Compensation Process

The Compensation Committee makes all decisions regarding compensation (including salary and bonus levels and specific bonus and equity awards) for all of our executive officers, including our named executive officers. The Committee meets on a regularly scheduled basis and at other times as needed. At the Committee’s request,

Committee meetings typically have included, for all or a portion of each meeting, our Chief Executive Officer, our Chief Financial Officer, our Vice President, Human Resources, our Vice President, Legal and our outside corporate legal counsel.

The Committee generally conducts an annual review of our executive officer compensation to assess whether compensation programs and decisions are aligned with our corporate goals, provide appropriate incentives and motivation to our executive officers, and are competitive with compensation for comparable officers in companies with which we compete for executives. The Chief Executive Officer annually evaluates the performance of each member of the senior executive team other than himself. He makes recommendations to the Committee regarding salary adjustments for the current year, as well as performance bonus payments and equity awards based on performance of the company and individual performance of each executive during the preceding year. The conclusions reached and recommendations based on these evaluations are presented to the Committee. The Committee, in its sole discretion, determines whether to accept, modify or reject any recommended adjustments or awards to the senior executives. The Committee evaluates the performance of the Chief Executive Officer each year and makes all decisions regarding salary adjustments, bonus payments and equity awards.

Benchmarking of Executive Compensation

In January 2006, our Compensation Committee decided to set executive officer salaries and executive officer incentive cash bonus target compensation at approximately the 50th percentile and 75th percentile, respectively, for executives with similar roles at comparable public companies.  Our Compensation Committee believes that the 50th percentile for base salaries and the 75th percentile for incentive cash bonus is the minimum cash compensation level that would allow us to attract and retain talented officers.  Our Compensation Committee also set executive officer equity incentive compensation at approximately the 75th percentile for executives in similar positions at comparable companies.  The Compensation Committee believes that this greater focus on equity incentive compensation is appropriate given the Company’s growth objectives.  For benchmarking information on salary and incentive cash bonus compensation, the Company uses the semiannual Radford Executive Survey of technology companies, with reference to companies having revenues in the range of $200 million to $500 million.  For benchmarking information on equity incentive compensation for executives the Company engaged a consultant to survey face value of equity awards to executives at comparable companies selected by Company management.  Benchmarking of equity incentive compensation amounts was a gross measure of the number of shares covered by the award and the fair market value of the comparable company shares on the date of grant.

Our Compensation Committee realizes that using benchmarks may be inappropriate in some circumstances, but believes that it is generally the best approach at this point in the life cycle of our company.  In instances where an executive officer is uniquely key to our success, our Compensation Committee may provide compensation in excess of stated percentiles. Our Compensation Committee’s judgments about market levels of equity incentive compensation awards were based on a report obtained from an independent consulting firm specializing in executive compensation, which was engaged by the Company.  Our Compensation Committee used this report to assist in the adjustment of the equity incentive compensation to our executives; the report compared the Company’s executive compensation with that of our competitors and other similar sized companies in the semiconductor industry.  The Compensation Committee’s choice of the stated percentiles to apply to the data in the report reflected consideration of our stockholders’ interests in paying what was necessary, but not significantly more than necessary, to achieve our corporate goals, while conserving cash and equity as much as practicable.

Stock Option Practices

In 2006 we adopted new policies governing stock option grants and other equity awards, including the following:

•                  All awards including awards to executive officers are granted by the Compensation Committee or the Board of Directors.

•                  Awards are generally considered at regularly scheduled quarterly meetings of the Board or Committee, and action may not be taken by unanimous written consent.

•                  Awards are generally granted effective as of the later of (i) the second trading day following the Company’s public announcement of its financial results for the preceding quarter or (ii) the date of the Compensation Committee or Board of Directors meeting.

•                  The exercise price of stock options and stock appreciation rights is generally the closing price of the Company’s common stock on the grant date, as reported by the Nasdaq National Market.

•                  Key terms and conditions of awards shall be communicated to recipients promptly.

Severance and Change of Control Payments

We maintain an Executive Retention and Severance Plan (“Retention Plan”) that provides for benefits for our executive officers and key employees upon a change in control of Zoran. We maintain the Retention Plan to provide severance and change of control arrangements to enable us to induce these executives to work at a dynamic and rapidly growing company where their longer-term compensation largely depends on future stock appreciation.  The arrangements also mitigate a potential disincentive for executives when they are evaluating a potential acquisition of the company, particularly when the services of the executive officers may not be required by the acquiring company. For a detailed description of these severance and change of control benefits, please see the discussion under “— Change of Control Agreements” below. Absent a change of control event, no executive officer is entitled upon termination to either equity vesting acceleration or cash severance payments.

Other Benefits

Executive officers are eligible to participate in all of our respective local employee benefit plans, which may include medical, dental, vision, group life, employee assistance program, short term and long term disability, and accidental death and dismemberment insurance, our 401(k) plan or other such benefit plans, in each case on the same basis as other employees.  There were no special benefits or perquisites provided to any executive officer in 2006.

Executive Compensation Tables

The following table summarizes the compensation earned during the year ended December 31, 2006, by our Chief Executive Officer, our Chief Financial Officer and each other executive officer serving as such at the end of 2006  (collectively, “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Levy Gerzberg, Ph.D.	2006	$437,500	—	$216,291	$2,238,193	$398,600	$2,594 (2)	$3,293,178
President and Chief
Executive Officer

Karl Schneider	2006	$275,000	—	$72,095	$737,398	$167,500	$2,522 (2)	$1,254,515
Senior Vice President,
Finance and Chief
Financial Officer

Isaac Shenberg, Ph.D.	2006	$210,000	—	$64,887	$752,359	$109,300	$36,953 (3)	$1,173,499
Senior Vice President,
Business Development

(1)

These amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. Assumptions used in the calculation of this amount for purposes of our financial statements for the years ended December 31, 2004, 2005 and 2006 are included in Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC.

(2)	Represents matching contributions to the named executive officer’s 401(k) plan, and premiums paid by Zoran with respect to term life insurance for the benefit of the named executive officer.

(3)

Consists of premiums paid under an insurance/pension policy that covers certain severance and other benefits totaling $22,779, payments towards the lease of an automobile totaling $11,000 and continuing education contributions totaling $3,174.

The following table provides certain information concerning grants of options to purchase our common stock made to the named executive officers during the year ended December 31, 2006.  The table also provides information with regard to cash bonuses for 2006 under our performance-based, non-equity incentive plan to each named executive officer.

2006 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units ($)	All Other Option Awards: Number of Securities Under-lying Options ($)	Exercise or Base Price of Option Awards ($/sh)
		Threshold ($)	Target ($)	Maximum ($)
Levy Gerzberg, Ph.D.	N/A	$350,000	$437,500	$525,500	—	—	n.a.
President and Chief
Executive Officer

Karl Schneider	N/A	$154,000	$192,500	$231,000	—	—	n.a.
Senior Vice President,
Finance and Chief Financial
Officer

Isaac Shenberg, Ph.D.	N/A	$100,800	$126,000	$151,200	—	—	n.a.
Senior Vice President,
Business Development

(1)

In 2006 the compensation committee put in place a bonus plan under which the named executive officers could earn bonus payments if objectives and targets were met. The actual bonus amounts that were earned are reflected in the Summary Compensation Table above.

The following table provides certain information concerning each unexercised stock option held by the named executive officers as of December 31, 2006.

Outstanding Equity Awards at December 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Levy Gerzberg, Ph.D.	29,218	—	$13.5833	8/4/2009	(1)
President and	135,000	—	$27.3333	7/28/2010	(1)
Chief Executive Officer	42,375	—	$12.3600	8/9/2012	(1)
	304,679	—	$24.7800	7/15/2013	(1)(5)
	304,679	—	$24.7800	7/15/2013	(2)(6)
	60,000	120,000	$13.5900	8/19/2015	(3)
	178,125	—	$14.6900	8/9/2012	(1)
						27,500	$400,950	(4)

Karl Schneider	45,000	—	$27.3333	7/28/2010	(1)
Senior Vice President,	11,563	—	$11.5200	9/19/2011	(1)
Finance and Chief	43,750	—	$12.3600	8/9/2012	(1)
Financial Officer	100,000	—	$24.7800	7/15/2013	(1)(7)
	100,000	—	$24.7800	7/15/2013	(2)(8)
	20,000	40,000	$13.5900	8/19/2015	(3)
	31,250	—	$14.6900	8/9/2012	(1)
	8,437	—	$15.4700	9/19/2011	(1)
						9,167	$133,655	(4)

Isaac Shenberg, Ph.D.	20,625	—	$13.5833	8/4/2009	(1)
Senior Vice President,	60,000	—	$27.3333	7/28/2010	(1)
Business Development	40,500	—	$10.3333	2/7/2011	(1)
	49,719	—	$11.5200	9/19/2011	(1)
	82,500	—	$12.3600	8/9/2012	(1)
	100,000	—	$24.7800	7/15/2013	(1)(7)
	100,000	—	$24.7800	7/15/2013	(2)(8)
	18,000	36,000	$13.5900	8/19/2015	(3)
						8,250	$120,285	(4)

(1)             Option is immediately exercisable and vests over four years with 1/48th of the shares vesting each month.

(2)             Option is immediately exercisable and vests over four years, 25% of the shares vesting after one year, and 1/48th of the shares vesting each month thereafter.

(3)             Option vests over four years, with 25% vested and exercisable after one year, and 1/48th of the shares vesting each month thereafter.

(4)             Restricted stock unit award, vesting over four years with 25% of the units vested after one year and 1/16th of the units vesting each quarter thereafter.  Market value based on the closing price of Zoran common stock on December 29, 2006.

(5)             44,432 shares were unvested as of December 31, 2006.

(6)             120,602 shares were unvested as of December 31, 2006.

(7)             14,583 shares were unvested as of December 31, 2006.

(8)             39,583 shares were unvested as of December 31, 2006.

The following table provides information with respect to options exercised during 2006 by the named executive officers.

2006 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Levy Gerzberg, Ph.D.	30,937	$304,781
President and Chief	70,000	$606,548
Executive Officer	36,000	$387,720
	96,000	$1,429,498
			2,500	$39,400
			10,000	$170,600

Karl Schneider	28,200	$655,086
Senior Vice President,	22,500	$306,151
Finance and Chief Financial	37,500	$632,126
Officer	25,000	$391,750
			833	$13,128
			3,333	$56,861

Isaac Shenberg, Ph.D.	14,482	$340,037
Senior Vice President,	18,000	$427,320
Business Development	5,518	$130,997
	13,500	$228,960
	9,000	$158,040
			750	$11,820
			3,000	$51,180

Potential Payments upon Termination or Change-in-Control

Change-in-Control Agreements

Zoran maintains an Executive Retention and Severance Plan (“Retention Plan”), which provides for certain benefits for Zoran’s executive officers and certain key employees upon a change in control of Zoran. The Retention Plan provides that if, in the event of a change in control of Zoran, the company acquiring Zoran does not assume, continue or substitute for the outstanding options, stock appreciation rights or restricted stock units of the participants in the Retention Plan, then the vesting, exercisability and settlement of such awards will be accelerated in full immediately prior to, but conditioned upon, the consummation of the change in control. The Retention Plan provides for additional benefits if a participant is terminated without “cause” (as that term is defined in the Retention Plan) or resigns as a result of certain adverse circumstances described in the Retention Plan, within 18 months after a change in control. Upon such termination, a participant would be entitled to a lump sum payment in an amount equal to the aggregate amount of his monthly salary and prorated annual bonus for a period of 36 months in the case of the chief executive officer, 18 months in the case of other executive officers and nine months in the case of other eligible key employees, with the applicable annual bonus amount to be determined at the time of termination. The annual bonus amount will equal the greatest of (i) the aggregate of all bonuses earned by the participant (whether or not paid) for the fiscal year immediately preceding the fiscal year of the change in control, (ii) the aggregate of all bonuses earned by the participant (whether or not paid) for the fiscal year immediately preceding the fiscal year of the participant’s termination within 18 months following a change in control, or (iii) the aggregate of all targeted bonus the participant would have earned (assuming attainment of 100% of all applicable performance goals) for the fiscal year of the participant’s termination within 18 months following a change in control. In addition, Zoran will arrange to provide health (including medical and dental) benefits to the participant and his or her dependents and life insurance benefits to the participant for 36 months in the case of the chief executive officer, 18 months in the case of other executive officers and nine months in the case of other eligible key employees. Zoran may satisfy its obligation to provide continued health insurance benefits by paying that portion of a participant’s premiums under the Consolidated Omnibus Budget Reconciliation Act (i.e., COBRA) that exceed the amount of premiums that the participant would have been required to pay had he or she continued in employment.  The Retention Plan also provides that, upon such termination of a participant within 18 months following a change in control, the vesting of outstanding equity awards of such participant will be accelerated in full. In addition, options and stock appreciation rights held by such participant will generally remain exercisable for a period of one year after such termination.  Additionally, the Retention Plan provides that Zoran will indemnify the participant for claims or actions arising out of a participant’s services to Zoran and Zoran will also maintain directors’ and officers’ liability insurance for 6 years following the date of the participant’s termination.  Finally, pursuant the Retention Plan, if the benefits described above or otherwise received by a participant in connection with a change in control would cause a participant to be subject to any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the payments under the Retention Plan will be automatically reduced if such reduction would result in a greater after-tax benefits to such participant

Agreements Separate from a Change of Control

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

Managers’ Insurance and Education Fund

We offer to make contributions on behalf of all of our full time Israeli employees, including our named executive officer who is resident in Israel, to a fund known as Managers’ Insurance. This fund provides a combination of retirement plan, insurance and severance pay benefits to the employee, giving the employee or his or her estate payments upon retirement, disability or death and securing the severance pay, if legally entitled, upon termination of employment. Each full-time employee is entitled to participate in the plan, and each employee who participates contributes an amount equal to 5% of his or her salary to the retirement plan and we contribute between 13.33% and 15.83% of his or her salary (consisting of 5% to the retirement plan, 8.33% to secure severance payments and up to 2.5% for disability insurance). Under the retirement plan component of the Managers’ Insurance, all of the contributions made by the company and by the employee are immediately vested and non-forfeitable upon contribution to the Managers’ Insurance.

We also provide all of our full-time Israeli employees, including our named executive officer who is resident in Israel, with an education fund benefit. We contribute to the education fund an amount equal to 7.5% of the employee’s monthly salary and the employee contributes an additional amount equal to 2.5% of his or her monthly salary. The amounts contributed up to the legally recognized limit are available to the employee on a tax-free basis after the lapse of six years from the initial contribution.

Potential Payments

The following table describes the dollar value of vacation benefits to our named executive officers in the event they voluntarily terminate their employment or are terminated due to death or disability.

Name	Accrued Vacation
Levy Gerzberg	$77,405
Karl Schneider	$46,538
Issac Shenberg	$40,000

The following table describes the dollar value of payments upon a termination of employment of our named executive officers in the event of their termination without cause or good reason (as is applicable) within 18 months following a change of control, assuming that termination took place on December 29, 2006.

Name	Salary	Perquisites and Benefits	Accrued Vacation	Bonus(1)
Levy Gerzberg	$1,312,500	$35,475	$77,405	$1,312,500
Karl Schneider	$412,500	$27,536	$46,538	$288,750
Isaac Shenberg	$315,000	$169	$40,000	$189,000

(1)             For 2006, bonus means the greater of (i) the aggregate of all bonuses earned by the participant (whether or not actually paid) for 2005, (ii) the aggregate of all bonuses earned by the participant (whether or not actually paid) for 2005, or (iii) the targeted bonus the participant would have earned (assuming attainment of 100% of all applicable performance goals) for 2006.

The following table describes the dollar value of payments and benefits upon termination of employment of our named executive officers in the event of their termination without cause or good reason (as applicable) within 18 months following a change of control, assuming that termination took place on December 29, 2006 and that the price per share of our common stock was $14.58, the closing price of our stock as reported on the Nasdaq Global Select Market on that date.

Name	Acceleration of Equity Awards
Levy Gerzberg	$410,400
Karl Schneider	$136,805
Isaac Shenberg	$123,120

DIRECTOR COMPENSATION

Cash Compensation

For serving as a member of our Board of Directors, each independent director receives an annual retainer of $20,000 and a fee of $2,000 for each Board meeting attended.  Board committee chairs receive $2,500 per quarter, and other committee members receive $1,500 per quarter, and all committee members receive $750 for each committee meeting attended.  In addition, Special Committee members received a quarterly fee of $2,500 plus $750 for each conference attended (regardless of whether it was a formal committee meeting) in 2006, with a cap of $10,000 per quarter.

Stock Options

Upon appointment or election to the Board of Directors, each independent director receives an option to purchase 30,000 shares of common stock, vesting in four equal annual installments.  Each incumbent independent director receives an annual grant of an option to purchase 15,000 shares of our common stock, vesting in full the day preceding the first annual meeting of stockholders after the date of grant of such annual option, subject to the director’s continued service.  All such options are effective and priced at the closing price of our common stock on the date of grant.  These options expire after ten years.

The following table provides information for 2006 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2006. Other than as set forth in the table and the narrative that follows it, to date we have not paid any fees to or reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Levy Gerzberg, Ph.D (2)	—	—	—	—
Uzia Galil	$63,000	$237,658	—	$300,658
Raymond A. Burgess	$76,250	$166,494	—	$242,744
James D. Meindl	$52,500	$237,658	—	$290,158
James B. Owens, Jr.	$67,250	$277,067	—	$344,317
David Rynne	$74,500	$237,658	—	$312,158
Arthur B. Stabenow	$80,500	$237,658	—	$318,158
Philip M. Young	$57,000	$237,658	—	$294,658

(1)             These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts.  Assumptions used in the calculation of this amount for purposes of our financial statements for the years ended December 31, 2004, 2005 and 2006 are included in Note 11 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K. At December 31, 2006, the following directors had outstanding options to purchase the number of shares of Zoran common stock set forth following their respective names:  Mr. Galil, 111,000 shares; Mr. Burgess, 45,000 shares; Dr. Meindl, 103,800 shares; Mr. Owens, 75,000 shares; Mr. Rynne, 101,733 shares; Mr. Stabenow, 130,050 shares; Mr. Young, 111,000 shares.

(2)             Dr. Gerzberg receives no compensation for serving as a member of the Board of Directors.

Director Stock Ownership Guidelines

The Board of Directors adopted stock ownership guidelines requiring minimum stock ownership levels for our non-employee directors.  Holdings include Zoran shares from all sources, including personal and trust holdings, restricted stock, restricted stock units, stock options and stock appreciation rights.  The current members of the Board of Directors are expected are each expected to own, by May 25, 2008, a number of shares of Zoran common stock that have a value at least equal to three times the annual cash retainer paid for Board service.  New members of the Board of Directors have three years after their initial election or appointment to comply with this guideline.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Galil, Mr. Stabenow and Dr. Meindl. Mr. Galil is Chairman of the committee. The Board of Directors has determined that each of the members of the Compensation Committee is independent for purposes of the Nasdaq rules. The Compensation Committee reviews the performance of our executive officers and approves their salaries and incentive compensation.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Uzia Galil, Chairman

James Meindl

Arthur B. Stabenow

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Zoran currently maintains three compensation plans that provide for the issuance of Zoran common stock to officers and other employees, directors or consultants. These consist of the 2005 Outside Directors Equity Plan, the 1995 Employee Stock Purchase Plan (“Purchase Plan”), and the 2005 Equity Incentive Plan, all of which have been approved by stockholders. The Company previously maintained the 2000 Nonstatutory Stock Option Plan (“2000 Plan”) which was not approved by stockholders, and which was terminated in 2005 upon the approval of the 2005 Equity Incentive Plan by the stockholders. The following tables set forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006.

Equity Compensation Plan Information as of December 31, 2006

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,969,585	$18.30	6,271,896	(1)
Equity compensation plans not approved by security holders (2)	4,126,759	$14.80	—
Total	8,096,344	$16.52	6,271,896	(1)

(1)             Includes 2,311,447 shares available for future issuance under the Purchase Plan as of December 31, 2006.

(2)             Consists of options outstanding under the 2000 Plan. We terminated the 2000 Plan effective July 29, 2005, however, all options granted to employees and consultants pursuant to the 2000 Plan continue to be governed by the terms and conditions of the 2000 Plan. The material features of the 2000 Plan are described below.

2000 Nonstatutory Stock Option Plan

The 2000 Plan was terminated effective July 29, 2005. The 2000 Plan provided for the grant of nonstatutory stock options to employees or consultants with exercise prices typically equal to (but not less than 85% of) the fair market value of Zoran common stock on the date of grant. No current officer or other person whose eligibility would require stockholder approval of the 2000 Plan under any law or stock exchange rules was granted an option under the plan, except as permitted under Nasdaq Rule 4350(i)(1)(A)(iii). Under that rule, a company that assumes a pre-existing, stockholder-approved plan in a merger is permitted to use the share reserve under the assumed plan (after appropriate adjustment to reflect the merger) to issue options to any persons, including officers or directors, who were not employed by the company at the effective time of the merger, so long as the options are granted on or prior to the expiration date of the assumed plan. Such options may be issued under the assumed plan or any other plan maintained by the issuer. In its acquisition of Oak Technology, Inc. (“Oak”), Zoran assumed the stockholder-approved stock option plans of Oak that were in effect immediately prior to the effective time of the merger with Oak. As a result, 2,832,210 shares that were available for issuance under those plans (as adjusted to reflect the merger) became available for issuance under the 2000 Plan until the termination of the 2000 Plan.

The 2000 Plan was administered by the Compensation Committee, which determined the optionees and the terms of the options granted, including exercise price and number of shares subject to the options granted. However, Dr. Gerzberg was authorized by the Board of Directors to grant options to non-executive officer employees to purchase up to 30,000 shares. Certain options granted under the 2000 Plan were fully exercisable from the date of grant, subject to Zoran’s right to repurchase unvested shares at the original purchase price upon the optionee’s termination of service. Subject to the optionee’s continued service, the options generally vested at the rate of 25% of the shares on the first anniversary of the date of grant and at the rate of 1/48th of the shares on the last day of each of the next 36 calendar months thereafter. Options granted under the 2000 Plan had 10-year terms and terminate three months after the termination of service, except where service terminates due to the optionee’s death or permanent and total disability, in which case the option remained exercisable for one year after such termination but in no event beyond the expiration of the option’s term.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2007, certain information with respect to the beneficial ownership of Zoran’s common stock by (i) each stockholder known by Zoran to be the beneficial owner of more than 5% of Zoran’s common stock, (ii) each director and director-nominee of Zoran, (iii) each executive officer named in the Summary Compensation Table below, and (iv) all directors and executive officers of Zoran as a group. The number of shares beneficially owned by each stock holder is calculated on the basis of 49,448,791 shares of common stock outstanding as of March 31, 2007, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 31, 2007 are deemed to be outstanding and beneficially owned for the purpose of calculating that stockholder’s percentage beneficial ownership. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent

Dimensional Fund Advisors, Inc. (3)	2,345,383	4.70%

Barclays Global Investors, NA. and affiliated entities (4)	3,209,282	6.50%

AXA and affiliated entities (5)	3,017,102	6.10%

Levy Gerzberg, Ph.D. (6)	1,213,964	2.50%

Isaac Shenberg, Ph.D. (7)	476,969	*

Karl Schneider (8)	373,342	*

Uzia Galil (9)	124,886	*

Arthur B. Stabenow (10)	172,446	*

James D. Meindl, Ph.D. (11)	90,820	*

Philip M. Young (12)	103,200	*

David Rynne (13)	86,733	*

James B. Owens, Jr. (14)	60,000	*

Raymond A. Burgess (15)	15,000	*

Directors and executive officers as a group (10 persons) (16)	2,717,360	5.50%

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

(2)             Under the rules of the SEC, on a given date a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days following such date upon the exercise of options. Excluding options granted under the 2005 Equity Incentive Plan and 2005 Outside Directors Plan and as otherwise noted, options are immediately exercisable, subject to our right to repurchase unvested shares upon termination of employment or other service at a price equal to the option exercise price.

(3)             Based on information contained in a Schedule 13G filed by the stockholder with the SEC on February 9, 2007. According to the Schedule 13G, all securities are beneficially owned by advisory clients of Dimensional Fund Advisors, Inc., no one of which, to the knowledge of Dimensional Fund Advisors, Inc., owns more than 5% of the class. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such securities. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4)             Based on information contained in a Schedule 13G filed by the stockholder with the SEC on January 23, 2007. Includes 2,457,588 shares beneficially held by Barclays Global Investors, NA, 2,284,696 shares for which it possesses sole voting power and 2,457,588 shares for which it possesses sole dispositive power. Of those shares beneficially held by Barclays Global Investors, NA, 751,694 shares are beneficially held by Barclays Global Fund Advisors for which it possesses shared dispositive power.  The address of Barclays Global Investors, NA is 45 Fremont Street, 17th Floor, San Francisco, CA 94105.

(5)             Based on information contained in a Schedule 13G filed by the stockholder with the SEC on February 13, 2007.  AXA is the parent holding company for several entities that hold our common stock as investment advisors, including AllianceBernstein L.P. Collectively, these entities have shared voting power with respect to 26,225 shares and shared dispositive power with respect to 75 shares.  The address of AXA is 25, avenue Matignon, 75008 Paris, France.

(6)             Includes options to purchase 1,072,826 shares of common stock, all of which are exercisable.  Also includes 141,138 shares beneficially owned by Levy Gerzberg.

(7)             Consists of options to purchase 476,969 shares of common stock, all of which are exercisable.

(8)             Includes options to purchase 366,250 shares of common stock, all of which are exercisable.  Also includes 7,092 shares beneficially owned by Karl Schneider.

(9)             Includes 4,512 shares held by Mr. Galil’s spouse. Mr. Galil may be deemed to be a beneficial owner of these shares, although Mr. Galil disclaims such beneficial ownership. Also includes options to purchase 96,000 shares of common stock. Also includes 24,374 shares beneficially owned by Uzia Galil.

(10)       Includes options to purchase 115,050 shares of common stock.  Also includes 57,396 shares beneficially owned by Art Stabenow.

(11)       Includes 111 shares held jointly with Dr. Meindl’s spouse and 1,909 shares held by James and Frederica Meindl as trustees of the Meindl Trust dated February 4, 1972. Also includes options to purchase 88,800 shares of common stock.

(12)       Consists of options to purchase 96,000 shares of common stock. Also includes 7,200 shares beneficially owned by Philip Young.

(13)       Consists of options to purchase 86,733 shares of common stock.

(14)       Consists of options to purchase 60,000 shares of common stock.

(15)       Consists of options to purchase 15,000 shares of common stock.

(16)       See notes 6 through 15. Includes an aggregate of 2,473,628 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 31, 2007 beneficially owned by executive officers and directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In Fiscal Year 2006, Zoran has not participated, and is not currently participating in, any transaction or proposed transaction in which the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee reviews and approves all related person transactions.

Director Independence

Uzia Galil, Raymond A. Burgess, James D. Meindl, James B. Owens, Jr., David Rynne, Arthur B. Stabenow, and Philip M. Young are “independent directors” for purposes of the rules of the Nasdaq Stock Market (“Nasdaq”), as currently in effect.

All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are “independent” directors for purposes of the rules of Nasdaq, as currently in effect.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed to Zoran for the years ended December 31, 2005 and 2006 by PricewaterhouseCoopers LLP:

	2005	2006
Audit fees(1)	$1,101,366	$3,829,639
Tax fees(2)	$54,765	$23,572
All other fees(3)	$5,500	$1,500

Total	$1,161,631	$3,854,711

(1)             Audit fees consist of fees billed for professional services rendered for the audit of Zoran’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements. Audit fees also include fees related to PricewaterhouseCoopers LLP’s audit of the effectiveness of Zoran’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.  Audit fees for 2006 also includes $2,421,372 associated with services provided in conjunction with the Company’s review of historical stock option practices and the associated restatements.

(2)             Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(3)             Other fees include fees for accounting library software and other miscellaneous services.

Company policy requires the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Management is responsible for reporting to the Audit Committee on a quarterly basis regarding expenditures for non-audit services made in accordance with this pre-approval.

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)   Exhibits:

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

Dated: April 30, 2007	ZORAN CORPORATION

	By:	/s/ KARL SCHNEIDER
Karl Schneider Senior Vice President, Finance and Chief Financial Officer