Form 10-Q
period 2007-03-31
ZORAN CORP \DE\
filed 2007-05-10
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 8, 2007, there were outstanding 49,598,486 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$90,510	$100,034
Short-term investments	205,432	196,195
Accounts receivable, net	44,624	42,640
Inventories	44,630	45,044
Prepaid expenses and other current assets	9,639	10,726
Total current assets	394,835	394,639
Property and equipment, net	15,179	15,673
Other assets and investments	22,890	22,890
Goodwill	173,079	174,259
Intangible assets, net	57,000	69,169
	$662,983	$676,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,369	$33,767
Accrued expenses and other liabilities	36,138	46,082
Total current liabilities	63,507	79,849
Other long-term liabilities	19,840	12,784
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2007 and December 31, 2006; 49,448,791 shares issued and outstanding as of March 31, 2007; and 49,433,780 shares issued and outstanding as of December 31, 2006	49	49
Additional paid-in capital	809,732	807,220
Accumulated other comprehensive income	2,796	4,238
Accumulated deficit	(232,941)	(227,510)
Total stockholders’ equity	579,636	583,997
	$662,983	$676,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Hardware product revenues	$87,182	$99,169
Software and other revenues	14,477	12,909
License revenues related to litigation settlement	—	30,168
Total revenues	101,659	142,246

Costs and expenses:
Cost of hardware product revenues	44,198	53,650
Research and development	24,988	24,248
Selling, general and administrative	28,593	24,901
Amortization of intangible assets	12,169	12,735
Total costs and expenses	109,948	115,534

Operating income (loss)	(8,289)	26,712

Interest income	3,603	1,593

Other income, net	602	1,193

Income (loss) before income taxes	(4,084)	29,498

Provision for income taxes	1,800	8,815

Net income (loss)	$(5,884)	$20,683

Basic net income (loss) per share	$(0.12)	$0.45

Diluted net income (loss) per share	$(0.12)	$0.43

Shares used to compute basic net income (loss) per share	49,442	46,207

Shares used to compute diluted net income (loss) per share	49,442	48,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(5,884)	$20,683
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	2,080	2,361
Amortization	12,169	12,772
Stock-based compensation expense	2,512	4,813
Gain on sale of investments, net	(809)	(1,044)
Changes in assets and liabilities:
Accounts receivable	(1,984)	7,743
Inventories	414	(6,047)
Prepaid expenses and other current assets and other assets	1,087	176
Accounts payable	(6,398)	5,738
Accrued expenses and other liabilities, goodwill and other long term liabilities	(1,255)	4,245
Net cash provided by operating activities	1,932	51,440

Cash flows from investing activities:
Purchases of property and equipment	(1,586)	(1,209)
Purchases of investments	(85,358)	(90,037)
Proceeds from sales and maturities of investments	75,488	57,474
Net cash used in investing activities	(11,456)	(33,772)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	17,228
Net cash provided by financing activities	—	17,228

Net increase (decrease) in cash and cash equivalents	(9,524)	34,896

Cash and cash equivalents at beginning of period	100,034	78,856

Cash and cash equivalents at end of period	$90,510	$113,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurement,” to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS No. 159 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

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

2.                                      Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended March 31, 2007 and 2006 as recorded in accordance with SFAS No. 123(R) (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cost of hardware product revenues	$60	$153
Research and development	695	1,610
Selling, general and administrative	1,757	3,050
Total costs and expenses	$2,512	$4,813

The expense for the quarter ended March 31, 2007 includes a one-time charge of $0.2 million attributable to the extension of exercise periods for the modification of vested options under SFAS No. 123(R) for employees terminated during the three months ended March 31, 2007.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	8,096,344	$16.58
Granted	—	—
Exercised	—	—
Canceled	(71,978)	$15.68
Outstanding at March 31, 2007	8,024,366	$16.59

Significant option groups outstanding as of March 31, 2007 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)

$0.00 to $9.99	574,561	4.86	$6.28	$6,169	551,684	4.72	$6.17	$5,987
$10.00 to $11.99	1,331,559	7.15	$10.56	8,604	1,331,559	7.15	$10.56	8,604
$12.00 to $14.99	1,617,458	6.63	$13.30	6,021	1,399,399	6.36	$13.24	5,294
$15.00 to $19.99	2,314,688	6.84	$17.10	540	2,022,308	6.70	$17.10	448
$20.00 to $25.99	1,793,649	6.41	$24.05	—	1,570,977	6.03	$24.20	—
$26.00 to $46.53	392,451	3.51	$28.59	—	385,631	3.41	$28.61	—
Total	8,024,366	6.45	$16.59	$21,334	7,261,558	6.25	$16.47	$20,333

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended March 31, 2006 was $11.09 per share.  There were no grants in the three months ended March 31, 2007.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.02 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of March 31, 2007 was 3.8 million.

As of March 31, 2007, the total unrecognized compensation cost related to stock options not yet recognized was $7.1 million after estimated forfeitures which are expected to be recognized over an estimated amortization period of up to four years.

The Company settles employee stock option exercises with newly issued common shares.

3.                                      Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS No. 130 “Reporting Comprehensive Income.”  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$(5,884)	$20,683
Change in unrealized gain (loss) on investments, net	(1,442)	(878)
Total comprehensive income (loss)	$(7,326)	$19,805

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities.

4.                    Marketable Securities

The Company’s portfolio of marketable securities at March 31, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$93,663	$30	$(98)	$93,595
U.S. government securities	58,402	41	(66)	58,377
Auction rate securities	40,575	—	—	40,575
Foreign bonds	7,269	—	(6)	7,263
Municipal bonds	1,500	—	(1)	1,499
Total fixed income securities	201,409	71	(171)	201,309
Publicly traded equity securities	1,227	2,896	—	4,123
Total	$202,636	$2,967	$(171)	$205,432

The Company’s portfolio of marketable securities at December 31, 2006 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$97,175	$10	$(245)	$96,940
U.S. government securities	42,822	7	(141)	42,688
Auction rate securities	37,550	—	—	37,550
Foreign bonds	11,427	1	(12)	11,416
Municipal bonds	1,500	—	(1)	1,499
Total fixed income securities	190,474	18	(399)	190,093
Publicly traded equity securities	1,483	4,619	—	6,102
Total	$191,957	$4,637	$(399)	$196,195

The following table summarizes the maturities of the Company’s fixed income securities at March 31, 2007 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$83,369	$83,290
Due in 1 to 2 years	46,422	46,387
Due in 2 to 5 years	31,043	31,057
Greater than 5 years*	40,575	40,575
Total fixed income securities	$201,409	$201,309

*Comprised of auction rate securities with reset dates of 90 days or less but final expiration dates beyond 5 years.

5.     Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006

Purchased parts and work in process	$17,468	$18,748
Finished goods	27,162	26,296
	$44,630	$45,044

6.              Goodwill and Other Intangible Assets

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

Components of Acquired Intangible Assets (in thousands):

		March 31, 2007			December 31, 2006
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(151,704)	$43,801	$195,505	$(142,658)	$52,847
Patents	3-5	40,265	(31,881)	8,384	40,265	(29,500)	10,765
Customer base	3-5	13,860	(10,198)	3,662	13,860	(9,583)	4,277
Tradename and others	3-5	3,350	(2,197)	1,153	3,350	(2,070)	1,280
Total		$252,980	$(195,980)	$57,000	$252,980	$(183,811)	$69,169

Estimated future intangible amortization expense, based on current balances, as of March 31, 2007 is as follows (in thousands):

Remaining nine months of 2007	$31,055
Year ending December 31, 2008	23,315
Year ending December 31, 2009	1,820
Year ending December 31, 2010	810
$57,000

Goodwill by reporting units was as follows (in thousands):

	March 31,	December 31,
	2007	2006

Consumer	$167,999	$169,060
Imaging	5,080	5,199
	$173,079	$174,259

7.              Income Taxes

The provision for income taxes reflects the effective tax rate applied to pretax earnings adjusted for amortization of intangible assets and stock-based compensation expense for the interim periods.  The effective tax rate differs from the U.S. statutory rate due to utilization of previously unbenefitted operating losses and State of Israel tax benefits on foreign earnings.  The provision is due primarily to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income taxes (“FIN No. 48”) an interpretation of FASB Statement No. 109 (“SFAS No. 109”) on January 1, 2007.  As a result of the implementation of FIN No. 48, the Company reduced its tax liability by $1.6 million with an offsetting increase of $0.4 million to retained earnings, and a decrease in goodwill by $1.2 million.  Additionally, the Company decreased deferred tax assets and their associated valuation allowance by $12.7 million. The adoption resulted in a reclassification of certain tax liabilities from current to non-current.

At the adoption date of January 1, 2007, the Company had $27.5 million of unrecognized tax benefits, $6.5 million of which is classified as other long-term liabilities and would affect our effective tax rate.  The remainder would increase deferred tax assets for which the Company would require a full valuation allowance.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company accounts for tax related interest and penalties as part of the income tax provision.  At January 1, 2007 accrued interest and penalties were immaterial.

Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  Historical operating results and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. The amount of the deferred tax asset valuation allowance, however, could be reduced in the near term if it becomes more likely than not that some or all of the Company’s deferred tax assets will be realized.

8.              Segment Reporting

The Company’s products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The Company also licenses certain software and other intellectual property.  The Company has two operating segments – Consumer group and Imaging group.

The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Information about reported segment income or loss is as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Net revenues:
Consumer	$81,452	$123,556
Imaging	20,207	18,690
	$101,659	$142,246

Operating expenses:
Consumer	$82,286	$87,615
Imaging	15,493	15,184
	$97,779	$102,799

Contribution margin:
Consumer	$(834)	$35,941
Imaging	4,714	3,506
	$3,880	$39,447

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Contribution margin from operating segments	$3,880	$39,447
Amortization of intangibles	12,169	12,735
Total operating income (loss)	$(8,289)	$26,712

Zoran maintains operations in Canada, China, Germany, Israel, India, Japan, Korea, Taiwan, the United Kingdom and the United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue from unaffiliated customers originating from:
China	$30,513	$39,605
Japan	25,098	27,364
Korea	6,067	8,562
Taiwan	25,669	53,708
United States	7,169	7,118
North America (excluding United States)	82	12
Other	7,061	5,877
Total revenues	$101,659	$142,246

For the three months ended March 31, 2007, one customer accounted for 13% of total revenues.  For the same period of 2006, one customer accounted for 21% of total revenues attributable to the license revenue related to litigation settlement.

As of March 31, 2007, three customers accounted for approximately 12%, 10% and 10% of total net accounts receivable, respectively, and as of December 31, 2006 four customers accounted for approximately 13%, 10%, 10% and 10% of the net accounts receivable balance, respectively.

9.              Employee Benefit Plans

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other non-current assets. The severance pay expenses for the three months ended March 31, 2007 and 2006 were $49,000 and $46,000 respectively.

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

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006

Net income (loss)	$(5,884)	$20,683

Weighted average shares outstanding	49,442	46,207
Effect of dilutive options and restricted stock units	—	2,280
Dilutive weighted average shares	49,442	48,487

Net income (loss) per share:
Basic	$(0.12)	$0.45
Diluted	$(0.12)	$0.43

For the three months ended March 31, 2007 and 2006 outstanding options and restricted stock units totaling 5.0 million and 3.4 million shares, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

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

Late SEC Filings and Nasdaq Delisting Proceedings Due to the Special Committee investigation and the resulting restatements, the Company did not file on time its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 or its Annual Report on Form 10-K for the year ended December 31, 2006. As a result, the Company received Nasdaq Staff Determination letters dated August 14, 2006, November 15, 2006 and March 20, 2007 stating that it was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. On April 20, 2007, the Company filed its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and its Annual Report on Form 10-K for the year ended December 31, 2006.  On April 30, 2007, the Company announced in a press release that a Nasdaq Listing Qualifications Panel has notified the Company that is has regained compliance with the continued listing requirements of Nasdaq Marketplace Rule 4310(c) (14) related to the filing of periodic reports with the U.S Securities and Exchange Commission and has demonstrated compliance with all other Nasdaq Marketplace Rules.  Accordingly, the Nasdaq Listing Qualification Panel has determined that the Company’s common stock will continue to be listed on the Nasdaq Global Select Market.

Shareholder Class Actions and Derivative Litigation Relating to Historical Stock Option Practices: As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed class action complaints against the Company and derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to its historical accounting for stock options. The Company intends to defend itself vigorously. However it is not possible at this time to make a reasonable estimate of any potential loss or range of loss.

Zucker v. Zoran Corporation, et al.  On August 10, 2006, a securities class action complaint was filed against Zoran and certain of its officers and directors in the United States District Court, Northern District of California, alleging violations of federal securities laws.  The Court selected Middlesex Pension Fund as lead plaintiff and approved lead plaintiff’s selection of counsel for the class.  Plaintiff filed an amended complaint on February 1, 2007 and a second amended complaint on February 20, 2007.  On March 8, 2007, Defendants filed a motion to dismiss.  On March 20, 2007, lead plaintiff filed a notice voluntarily dismissing the action with prejudice as to the lead plaintiff.

NCEA-IBEW Pension Fund (The Decatur Plan) v. Galil, et al.  On June 12, 2006, a purported shareholder derivative action was filed by the Decatur Plan against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal and state securities laws and breaches of fiduciary duty.  On December 4, 2006, the Decatur Plan filed a notice of voluntary dismissal.

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

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking, payment of $4 million in principal, included in other assets, together with accrued interest then in the amount of approximately $525,000, under four separate convertible promissory notes.  On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004. At that time Zoran also entered into a transaction with ArcSoft involving the licensing and grant of certain rights to ArcSoft related to a certain product then under development and related agreements regarding the continued development and commercialization of the product. On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  The hearing on our application for an attachment is currently scheduled for May 14, 2007.  The Company has also filed a petition to compel arbitration of ArcSoft’s cross-complaint, which is currently scheduled to be heard on May 18, 2007.

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

Overview

Our products consist of integrated circuits and related products used in digital versatile disc players, or DVDs, movie and home theater systems, digital cameras and video editing systems.  We also provide integrated circuits, software and platforms for standard and high definition digital television applications that enable the delivery and display of digital video content through a set-top box or television, demodulator IC technology for the global high definition television market. We also provide digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. We also provide high performance, low-power application processors, technology and products for the multimedia mobile telephone market.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement expands the standards under SFAS No. 157, “Fair Value Measurement,” to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. The provisions of SFAS No. 159 are effective for fiscal years beginning January 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after December 31, 2007. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Segments

Our products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  We also license certain software and other intellectual property.  We operate in two operating segments – Consumer group and Imaging group. The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Results of Operations

Revenues

Total revenues were $101.7 million for the three months ended March 31, 2007 compared to $142.2 million for the three months ended March 31, 2006.  Revenues in 2006 were higher due to license revenues related to litigation settlement of $30.2 million recorded during the first quarter of 2006.  For the three months ended March 31, 2007, Consumer segment revenues decreased by $11.8 million while Imaging segment revenues increased $1.5 million.  Excluding revenues related to litigation settlement, the decrease in Consumer segment revenues was a result of decrease in revenues in the DVD and DTV products of $9.4 million and $4.1million, respectively, which was partially offset by an increase in Mobile products by $1.7 million.

Hardware product revenues for the three months ended March 31, 2007 were $87.2 million compared to $99.2 million for the comparable period of the prior year.  Hardware product revenues decreased $13.5 million in the Consumer segment and increased $1.5 million in the Imaging segment.  Within the Consumer segment, hardware product revenues increased $1.7 million in the Mobile products driven by increased unit shipments. This increase was offset by decreases of $11.2 million in the DVD products attributable to reductions in unit shipments and average selling prices and $4.0 million in the DTV products due to decrease in unit shipments of stand alone front end integrated circuits and a decrease in average selling prices.

Software and other revenues were $14.5 million and $12.9 million for the three months ended March 31, 2007 and 2006, respectively.  The increase in software and other revenues was largely attributable to a $1.5 million increase in the Consumer segment.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $44.2 million for the quarter ended March 31, 2007 compared to $53.7 million for the same period of 2006.  The decrease in costs was primarily a result of the corresponding decrease in hardware product revenues.  As a percentage of hardware product revenues, hardware product costs decreased from 54.1% for the three months ended March 31, 2006 to 50.7% for the three months ended March 31, 2007.  The decrease in hardware product costs as a percentage of hardware product revenues was primarily due to a change in product mix with an increase in the revenue share from higher margin Mobile and Imaging products.

Research and Development

Research and development expenses were $25.0 million for the three months ended March 31, 2007, compared to $24.2 million for the same period of 2006. Research and development expenses tend to fluctuate based on the timing of major engineering-related expenses, such as tape-outs as well as continued investments in research and development across all our segments.

Selling, General and Administrative

Selling, general and administrative expenses were $28.6 million for the three months ended March 31, 2007 compared to $24.9 million for the same period of 2006.  This increase was primarily attributed to $3.8 million of legal and accounting expenses incurred in connection with our review of historical stock option granting practices which commenced in the third quarter of 2006.

Amortization of Intangible Assets

During the three months ended March 31, 2007, we incurred charges of $12.2 million related to the amortization of intangible assets compared to $12.7 million for the three months ended March 31, 2006.  At March 31, 2007, we had approximately $57.0 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis through 2010.

Interest and Other Income

Interest and other income was $4.2 million for the three month period ended March 31, 2007, compared to $2.8 million for the same period of 2006.  This increase was a result of an increase in interest income as a result of our higher average cash and short term investment balances.

Provision for Income Taxes

We recorded a tax provision of $1.8 million for the three month period ended March 31, 2007 compared to a tax provision of $8.8 million for the three month period ended March 31, 2006. The tax provision for the three month period ended March 31, 2006 included a one time charge of $6.7 million related to license litigation settlement revenues.  Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce taxable income for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008. At March 31, 2007, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.

Liquidity and Capital Resources

At March 31, 2007, we had $90.5 million of cash and cash equivalents and $205.4 million of short-term investments.  At March 31, 2007, we had $331.3 million of working capital.

Our operating activities generated cash of $1.9 million during the first quarter of 2007. While we recorded a net loss of $5.9 million, this loss included non-cash items such as amortization of $12.2 million, depreciation of $2.1 million and stock- based compensation expense of $2.5 million.  Cash provided by operations also increased due to a decrease in prepaid expenses and other current assets of $1.1 million and a net decrease in inventory by $0.4 million.  These increases were partially offset by a decrease in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $7.7 million and an increase in accounts receivable by $2.0 million due to the timing of collections and payments.

Cash used in investing activities was $11.5 million during the three months ended March 31, 2007, principally reflecting the net purchase of investments of $9.9 million. In addition we spent $1.6 million for the purchases of property and equipment.

Our operating activities generated cash of $51.4 million during the first quarter of 2006, primarily due to net income of $20.7 million and non-cash items such as amortization of $12.8 million, depreciation of $2.4 million and stock-based compensation expense of $4.8 million.  Cash provided by operations also increased due to a decrease of $7.7 million in accounts receivable due to the timing of collections and a net increase in accounts payable, accrued expenses and other liabilities, goodwill and other long term liabilities totaling $10.1 million.  These increases were partially offset by a $6.0 million increase in inventories to meet the increasing demand for our products.

Cash used in investing activities was $33.8 million during the three months ended March 31, 2006, principally reflecting the net purchase of investments of $32.6 million. In addition we spent $1.2 million for property and equipment.

Cash provided by financing activities was $17.2 million during the three months ended March 31, 2006 due to proceeds received from issuances of common stock through exercises of employee stock options.

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of U.S. dollars compared to the Israeli shekel will increase our costs as expressed in U.S. dollars. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at March 31, 2007, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The discussion of our legal proceedings contained in Note 11, “Legal Proceedings” of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this report is incorporated herein by reference.

Item 1A.   Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

The discovery that the appropriate measurement dates for financial accounting purposes of certain stock option grants differed from the recorded grant dates of those awards has had, and may continue to have, a material adverse effect on our historical financial results and could have a material adverse effect on our financial results going forward.

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

The independent investigation of our historical stock option practices and resulting restatements has been time consuming and expensive, and has had an adverse effect on our financial performance.

The independent investigation of our historical stock option practices and resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $5.8 million in 2006 and $3.8 million in the three months ended March 31, 2007. We expect to incur additional costs in the future periods. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets. In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements reflect a decrease in net income of $13.0 million for the period of 1997 to 2005. The effect of the restatement adjustments on our consolidated balance sheet at December 31, 2005 resulted in a $2.4 million decrease in stockholders’ equity.

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

During parts of 2006 and 2007 we were not timely in the filing of our periodic reports with the SEC, which led Nasdaq to warn us of a possible de-listing of our common stock.  Should we have similar issues in the future, our listing on Nasdaq, and the availability of a liquid market for resale of your shares, could be at risk.

From August 2006 to April 2007, we we were unable to file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market. As a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months. If in the future we have similar issues filing periodic reports and fail to comply with applicable listing requirements, then our common stock may be de-listed and the market for resales of our common stock may become less liquid.  If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

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

We are required to include a report of management on internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of March 31, 2007 because management determined that as of March 31, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

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

It may be difficult or costly to obtain director and officer liability insurance coverage as a result of our stock options issues.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS, LSI Logic, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Mediatek, Sunplus and Texas Instruments. In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Freescale Semiconductor, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Advanced Micro Devices, Broadcom, Renesas Technology, M-Star, Mediatek and ST Microelectronics. Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, Genesis Microchip, NEC, Pixelworks and Trident Microsystems. Competitors in the Printer and Multifunction peripheral space include Sigmatel Inc., Marvell Semiconductor, TAK Imaging, Peerless Systems, Global Graphics and in-house captive suppliers.

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

Our largest customers have accounted for a substantial percentage of our revenues. In 2006, one customer accounted for 12% of our total revenues, while sales to our four largest customers accounted for 34% of our total revenues. In 2005, no single customer accounted for more than 10% of our total revenues, and sales to our four largest customers accounted for 29% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of December 31, 2006 four customers accounted for approximately 13%, 10%, 10% and 10% of the net accounts receivable balance, respectively.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2006 and March 31, 2007, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $13.57 to a high of $29.13.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: May 10, 2007	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)