Form 10-Q
period 2007-06-30
ZORAN CORP \DE\
filed 2007-08-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 7, 2007, there were outstanding 49,828,457 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$98,494	$100,034
Short-term investments	238,195	196,195
Accounts receivable, net	49,048	42,640
Inventories	47,065	45,044
Prepaid expenses and other current assets	9,418	10,726
Total current assets	442,220	394,639
Property and equipment, net	15,612	15,673
Other assets and investments	25,989	22,890
Goodwill	172,796	174,259
Intangible assets, net	44,831	69,169
	$701,448	$676,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,638	$33,767
Accrued expenses and other liabilities	45,960	46,082
Total current liabilities	94,598	79,849
Other long-term liabilities	19,721	12,784
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2007 and December 31, 2006; 49,759,737 shares issued and outstanding as of June 30, 2007; and 49,433,780 shares issued and outstanding as of December 31, 2006	50	49
Additional paid-in capital	817,933	807,220
Accumulated other comprehensive income	1,889	4,238
Accumulated deficit	(232,743)	(227,510)
Total stockholders’ equity	587,129	583,997
	$701,448	$676,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Hardware product revenues	$114,508	$108,236	$201,690	$207,405
Software and other revenues	15,395	14,069	29,872	26,978
License revenues related to litigation settlement	—	5,624	—	35,792
Total revenues	129,903	127,929	231,562	270,175

Costs and expenses:
Cost of hardware product revenues	60,178	60,355	104,376	114,005
Research and development	29,976	25,226	54,964	49,474
Selling, general and administrative	28,414	30,109	57,007	55,010
Amortization of intangible assets	12,169	12,735	24,338	25,470
Total costs and expenses	130,737	128,425	240,685	243,959

Operating income (loss)	(834)	(496)	(9,123)	26,216

Interest income	3,845	2,867	7,448	4,460

Other income (loss), net	37	(416)	639	777

Income (loss) before income taxes	3,048	1,955	(1,036)	31,453

Provision (benefit) for income taxes	2,850	(2,824)	4,650	5,991

Net income (loss)	$198	$4,779	$(5,686)	$25,462

Basic net income (loss) per share	$0.00	$0.10	$(0.11)	$0.54

Diluted net income (loss) per share	$0.00	$0.09	$(0.11)	$0.51

Shares used to compute basic net income (loss) per share	49,600	48,461	49,527	47,341

Shares used to compute diluted net income (loss) per share	51,187	51,311	49,527	50,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(5,686)	$25,462
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	4,021	4,763
Amortization	24,338	25,507
Stock-based compensation expense	7,032	9,959
Gain on sale of investments, net.	(809)	(1,044)
Changes in current assets and liabilities:
Accounts receivable, net	(6,408)	9,559
Inventories	(2,021)	(15,324)
Prepaid expenses and other current assets and other assets	(1,791)	(123)
Accounts payable	14,871	6,430
Accrued expenses and other liabilities, goodwill and other long term liabilities	8,731	682
Net cash provided by operating activities	42,278	65,871

Cash flows from investing activities:
Purchases of property and equipment	(3,960)	(3,243)
Purchases of investments	(204,086)	(237,150)
Proceeds from sales and maturities of investments	160,546	133,386
Net cash used in investing activities	(47,500)	(107,007)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,682	51,637
Net cash provided by financing activities	3,682	51,637

Net increase (decrease) in cash and cash equivalents	(1,540)	10,501

Cash and cash equivalents at beginning of period	100,034	78,856

Cash and cash equivalents at end of period	$98,494	$89,357

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

Revenues

On January 25, 2006, the Company entered into an agreement with MediaTek to settle patent litigation between the companies.  In consideration for licenses granted by Zoran, MediaTek agreed to pay Zoran $55 million, of which $44 million was paid in February 2006 and $11 million was paid in April 2006.  These two payments, net of amounts attributable to a holder of rights under the Oak patents involved in the litigation, and amounts payable as legal fees, were recognized as license revenues related to litigation settlement. Revenues for the three and six month periods ended June 30, 2006 include $5.6 million and $35.8 million, respectively, in license payments related to the litigation settlement.  MediaTek is required to pay quarterly royalties totaling $30 million over a 30-month period that commenced on the date of the agreement based on future sales of covered MediaTek products.  These royalty payments, net of amounts payable by Zoran to a holder of rights under the Oak patents involved in the litigation, and amounts payable as legal fees, are recognized as software and other revenues as they are received.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

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

2.              Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock shares and restricted stock unit grants for the three and six months ended June 30, 2007 and 2006 as recorded in accordance with SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cost of hardware product revenues	$116	$138	$176	$291
Research and development	1,468	1,444	2,163	3,054
Selling, general and administrative	2,936	3,564	4,693	6,614
Total costs and expenses	$4,520	$5,146	$7,032	$9,959

Valuation Assumptions

For purposes of the disclosure requirements of SFAS No. 123 and the requirements of SFAS No. 123(R), the Company estimates the fair value of stock options using the Black-Scholes valuation model using the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average expected term (years)	5.5	5.7	5.5	5.7
Expected volatility	60%	72%	60%	72%
Risk-free interest rate	4.8%	5.0%	4.8%	4.8%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average expected term (years)	1.27	1.25	1.28	1.25
Expected volatility	46%	57%	47%	57%
Risk-free interest rate	4.9%	2.3%	4.8%	2.3%
Dividend yield	0%	0%	0%	0%

Expected Term:  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  For the three and six months ended June 30, 2007 and 2006, the Company used historical volatility in deriving its volatility assumption. Management believes that historical volatility appropriately reflects the market’s expectations of future volatility.

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

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	8,096,344	$16.58
Granted	1,253,593	$19.95
Exercised	(276,077)	$13.27
Canceled	(106,661)	$17.22
Outstanding at June 30, 2007	8,967,199	$17.15

Significant option groups outstanding as of June 30, 2007 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at June 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at June 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)

$0.00 to $9.99	532,016	4.61	$6.57	$7,166	517,016	4.51	$6.50	$7,001
$10.00 to $11.99	1,274,545	6.89	$10.56	12,081	1,274,545	6.89	$10.56	12,081
$12.00 to $14.99	1,515,067	5.85	$13.34	10,148	1,320,538	5.51	$13.29	8,911
$15.00 to $19.99	3,470,383	7.71	$18.00	7,079	2,047,183	6.47	$17.07	6,089
$20.00 to $25.99	1,782,737	6.15	$24.06	—	1,692,826	6.01	$24.15	—
$26.00 to $46.53	392,451	3.26	$28.59	—	387,468	3.19	$28.61	—
Total	8,967,199	6.59	$17.15	$36,474	7,239,576	5.95	$16.75	$34,082

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and six months ended June 30, 2007 was $11.47 per share. The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months and six months ended June 30, 2006 was $12.65 and $12.21 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.04 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of June 30, 2007 was 5.2 million.

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $1.8 million.  The total cash received from employees as a result of employee stock option exercises during the three and six months ended June 30, 2007 was approximately $3.7 million.  In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s full valuation on its deferred tax assets.

As of June 30, 2007, the total unrecognized compensation cost related to stock options not yet recognized was $20.5 million after estimated forfeitures which are expected to be recognized over an estimated amortization period of up to four years.

Pursuant to a tender offer that expired on July 2, 2007, the Company amended certain outstanding options covering approximately 204,556 shares of Zoran common stock to increase the per-share exercise price of each such option to the fair market value of a share of Zoran common stock on the remeasured grant date of that option. Under the tender offer, current employees subject to taxation in the United States had the opportunity to increase the per-share exercise price of the eligible options so that those options will not be subject to adverse tax consequences under Internal Revenue Code Section 409A.  In addition, participants in the tender offer whose eligible options were so amended are eligible for cash bonuses in the aggregate amount of $423,000 to compensate them for the higher per-share exercise prices.  The cash bonuses are expected to be paid on January 4, 2008.  The Company expects to record approximately $120,000 as expense in the quarter ending September 30, 2007 related to the amendment of eligible options.

The Company settles employee stock option exercises with newly issued common shares.

Stock Option Plans

As of June 30, 2007, the Company had outstanding options for the purchase of 9.0 million shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2002 Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of June 30, 2007, 2.8 million shares remained available for future grants and awards. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of June 30, 2007, there was $0.1 million of total unrecognized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the remaining period of two years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding restricted shares and stock units	Weighted- average grant- date fair value
Balances, December 31, 2006	189,716	$19.50
Released	(58,982)	$13.59
Forfeited	(2,791)	$21.56
Balances, June 30, 2007	127,943	$19.27

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  There were no purchases during the quarter ended June 30, 2007.  As of June 30, 2007, 2.3 million shares were reserved and available for issuance under this plan.

3.     Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS No. 130 “Reporting Comprehensive Income.”  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$198	$4,779	$(5,686)	$25,462
Change in unrealized gain (loss) on investments, net	(907)	309	(2,349)	(569)
Total comprehensive income (loss)	$(709)	$5,088	$(8,035)	$24,893

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities.

4.              Marketable Securities

The Company’s portfolio of marketable securities at June 30, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$98,900	$—	$(322)	$98,578
U.S. government securities	65,858	18	(152)	65,724
Auction rate securities	55,650	—	—	55,650
Foreign bonds	13,171	—	(46)	13,125
Municipal bonds	1,500	—	—	1,500
Total fixed income securities	235,079	18	(520)	234,577
Publicly traded equity securities	1,227	2,391	—	3,618
Total	$236,306	$2,409	$(520)	$238,195

The Company’s portfolio of marketable securities at December 31, 2006 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$97,175	$10	$(245)	$96,940
U.S. government securities	42,822	7	(141)	42,688
Auction rate securities	37,550	—	—	37,550
Foreign bonds	11,427	1	(12)	11,416
Municipal bonds	1,500	—	(1)	1,499
Total fixed income securities	190,474	18	(399)	190,093
Publicly traded equity securities	1,483	4,619	—	6,102
Total	$191,957	$4,637	$(399)	$196,195

The following table summarizes the maturities of the Company’s fixed income securities at June 30, 2007 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$59,275	$59,195
Due in 1 to 2 years	81,020	80,725
Due in 2 to 5 years	39,134	39,007
Greater than 5 years*	55,650	55,650
Total fixed income securities	$235,079	$234,577

*Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over 5 years.

5.     Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Purchased parts and work in process	$24,339	$18,748
Finished goods	22,726	26,296
	$47,065	$45,044

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

Components of Acquired Intangible Assets (in thousands):

		June 30, 2007			December 31, 2006
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(160,750)	$34,755	$195,505	$(142,658)	$52,847
Patents	3-5	40,265	(34,261)	6,004	40,265	(29,500)	10,765
Customer base	3-5	13,860	(10,813)	3,047	13,860	(9,583)	4,277
Tradename and others	3-5	3,350	(2,325)	1,025	3,350	(2,070)	1,280
Total		$252,980	$(208,149)	$44,831	$252,980	$(183,811)	$69,169

Estimated future intangible amortization expense, based on current balances, as of June 30, 2007 is as follows (in thousands):

Remaining six months of 2007	$18,886
Year ending December 31, 2008	23,315
Year ending December 31, 2009	1,820
Year ending December 31, 2010	810
$44,831

Goodwill by reportable segment was as follows (in thousands):

	June 30, 2007	December 31, 2006

Consumer	$167,744	$169,060
Imaging	5,052	5,199
	$172,796	$174,259

7.     Income Taxes

The provision for income taxes reflects the effective tax rate applied to year to date earnings adjusted to exclude charges for amortization of intangible assets and stock-based compensation expense.  The effective tax rate differs from the U.S. statutory rate due to utilization of previously unbenefitted operating losses and State of Israel tax benefits on foreign earnings.  The provision is due primarily to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”) an interpretation of FASB Statement No. 109 (“SFAS No. 109”) on January 1, 2007.  As a result of the implementation of FIN No. 48 on January 1, 2007,  the Company reduced its tax liability by $1.6 million with an offsetting increase of $0.4 million to opening accumulated deficit, and a decrease in goodwill of $1.2 million.  Additionally, the Company decreased deferred tax assets and their associated valuation allowance by $12.7 million. The adoption resulted in a reclassification of certain tax liabilities from current to non-current.

At the adoption date of January 1, 2007, the Company had $27.5 million of unrecognized tax benefits, $6.5 million of which was classified as other long-term liabilities, which if recognized in the future would affect our effective tax rate.  The remainder would increase deferred tax assets for which the Company would require a full valuation allowance.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.  During the second quarter of 2007 the Company was contacted by the ITA (Israel Tax Authority) in regards to an audit of its 2003, 2004 and 2005 tax returns.  It is possible that the audit will result in a positive or negative adjustment to the Company’s unrecognized tax benefits within the next 12 months.  The Company is unable to estimate the range of the benefit or detriment at this point.   The Company continues to account for tax related interest and penalties as part of the income tax provision.  At January 1, 2007, accrued interest and penalties were immaterial.

Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  Historical operating results and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome and accordingly, a full valuation allowance was recorded. The amount of the deferred tax asset valuation allowance, however, could be reduced in the near term if it becomes more likely than not that some or all of the Company’s deferred tax assets will be realized.

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

Information about reported segment income or loss is as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net revenues:
Consumer	$107,281	$109,760	$188,733	$233,316
Imaging	22,622	18,169	42,829	36,859
	$129,903	$127,929	$231,562	$270,175

Operating expenses:
Consumer	$102,230	$99,360	$184,516	$186,975
Imaging	16,338	16,330	31,831	31,514
	$118,568	$115,690	$216,347	$218,489

Contribution margin:
Consumer	$5,051	$10,400	$4,217	$46,341
Imaging	6,284	1,839	10,998	5,345
	$11,335	$12,239	$15,215	$51,686

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Contribution margin from operating segments	$11,335	$12,239	$15,215	$51,686
Amortization of intangible assets	12,169	12,735	24,338	25,470
Total operating income (loss)	$(834)	$(496)	$(9,123)	$26,216

Zoran maintains operations in Canada, China, Germany, Israel, Japan, Korea, Taiwan, the United Kingdom and the United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue from unaffiliated customers originating from:
China	$51,866	$46,948	$82,379	$86,553
Japan	21,807	27,631	46,905	54,995
Korea	3,932	6,756	9,999	15,318
Taiwan	35,983	28,380	61,652	82,088
United States	7,401	11,077	14,570	18,195
North America (excluding United States)	162	26	244	38
Other	8,752	7,111	15,813	12,988
Total revenues	$129,903	$127,929	$231,562	$270,175

For the three months ended June 30, 2007, one customer accounted for 14% of total revenues. For the same period of 2006, two customers accounted for 11% and 13% of total revenues, respectively.  For the six months ended June 30, 2007 one customer accounted for 14% of total revenues. For the same period of 2006, one customer accounted for 14% of total revenues attributable to the license revenues related to litigation settlement and one other customer accounted for 10% of total revenues.

As of June 30, 2007, three customers accounted for approximately 14%, 13% and 12% of total net accounts receivable, respectively, and as of December 31, 2006 four customers accounted for approximately 13%, 10%, 10% and 10% of the net accounts receivable balance, respectively.

9.     Employee Benefit Plans

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets and investments. The severance pay expenses for the three and six months ended June 30, 2007 were $137,000 and $186,000 respectively.  The severance pay expenses for the three and six months ended June 30, 2006 were $489,000 and $535,000 respectively.

The severance pay detail is as follows (in thousands):

	June 30, 2007	December 31, 2006
Accrued severance	$11,531	$11,052
Less: amount funded	(10,619)	(9,702)
Unfunded portion, net accrued severance pay	$912	$1,350

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

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$198	$4,779	$(5,686)	$25,462

Weighted average shares outstanding	49,600	48,461	49,527	47,341
Effect of dilutive options, restricted shares, and restricted stock units	1,587	2,850	—	2,687
Dilutive weighted average shares	51,187	51,311	49,527	50,028

Net income (loss) per share:
Basic	$0.00	$0.10	$(0.11)	$0.54
Diluted	$0.00	$0.09	$(0.11)	$0.51

For the three months ended June 30, 2007 and 2006 outstanding options, restricted shares, and restricted stock units totaling 3.3 million and 1.6 million shares, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

For the six months ended June 30, 2007 and 2006 outstanding options and restricted stock units totaling 9.0 million and 2.4 million shares, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

11.       Legal Proceedings

Matters Related to Historical Stock Option Practices: As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to the Company’s historical accounting for stock options. These actions are still in the early stages, and it is not possible for us to quantify the extent of our potential liability, if any.

Pfeiffer v. Zoran Corporation et al.  On September 7, 2006, a purported shareholder derivative action was filed by Milton Pfeiffer against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal securities laws and breaches of fiduciary duties.

Gerald del Rosario v. Aharon et al.  On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States

District Court, Northern District of California, alleging, inter alia, violations of federal securities laws and breaches of fiduciary duty.  On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action.  The Court selected del Rosario as lead plaintiff and approved lead plaintiff’s selection of counsel for the consolidated derivative action.  Plaintiffs filed a consolidated amended complaint on March 14, 2007. On June 5, 2007 the Court issued an order granting in part and denying in part defendants’ motion to dismiss.

Barone v. Gerzberg et al.; Durco v. Gerzberg et al.  On October 23, 2006, two purported shareholder derivative actions were filed by Moshe Barone and John Durco against Zoran as a nominal defendant and certain of its current and former officers and directors in the California Superior Court of Santa Clara County, alleging, inter alia, violations of state securities laws and breaches of fiduciary duty.  On January 24, 2007 the Court consolidated the Barone and Durco actions, appointed Messrs. Barone and Durco as co-lead plaintiffs and approved their selection of counsel for the consolidated derivative action.  The co-lead plaintiffs filed a consolidated amended complaint on March 26, 2007. On June 15, 2007 the Court issued an order staying all proceedings until further order of the Court.

U.S. Attorney and SEC Investigations:  On July 3, 2006, Zoran disclosed in a press release that it received a grand jury subpoena from the office of the U.S. attorney for the Northern District of California requesting documents from 1995 through the present referring to, relating to or involving stock options, and also received an informal inquiry from the SEC requesting documents related to Zoran’s stock option grants.  Zoran intends to continue cooperating fully with investigations by the U.S. Attorney, SEC or any other government regulator relating to historical stock option practices.

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4 million in principal, together with accrued interest there on in the amount of approximately $525,000, under four separate convertible promissory notes.  On February 28, 2007, the Company filed an application with the Court seeking to attach assets of ArcSoft as security for the payment of its obligations under the notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004. At that time Zoran also entered into a transaction with ArcSoft involving the licensing and grant of certain rights to ArcSoft related to a certain product then under development and related agreements regarding the continued development and commercialization of the product. On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  The Company responded to the cross-compliant, in part, by filing a motion to compel private, binding arbitration of the claims of the cross-complaint pursuant to the terms of the parties’ contracts. The hearing on the Company’s application for a writ of attachment and the Company’s motion to compel arbitration was held on May 25, 2007. The parties are awaiting the Court’s ruling on both matters. The Court has scheduled a Case Management Conference for August 10, 2007.

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

Segments

Our products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  We also license certain software and other intellectual property.  We operate in two reportable segments – Consumer group and Imaging group. The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes from the period to period (in thousands, except for percentages):

	Three months ended June 30,		Change
	2007	2006	$	%

Revenues:
Hardware product revenues	$114,508	$108,236	$6,272	5.8%
Software and other revenues	15,395	14,069	1,326	9.4%
License revenues related to litigation settlement	—	5,624	(5,624)	(100)%
Total revenues	129,903	127,929	1,974	1.5%
Cost and expenses:
Cost of hardware product revenues	60,178	60,355	(177)	(0.3)%
Research and development	29,976	25,226	4,750	18.8%
Selling, general and administrative	28,414	30,109	(1,695)	(5.6)%
Amortization of intangible assets	12,169	12,735	(566)	(4.4)%
Total costs and expenses	130,737	128,425	2,312	1.8%
Operating loss	(834)	(496)	(338)	(68.1)%
Interest and other income (loss), net	3,882	2,451	1,431	58.4%
Provision (benefit) for income taxes	2,850	(2,824)	5,674	*
Net income (loss)	$198	$4,779	$(4,581)	(95.9)%
Supplemental operating data:
Cost of hardware product as % of hardware product revenues	52.6%	55.8%		(5.8)%

*     not meaningful

	Six months ended June 30,		Change
	2007	2006	$	%

Revenues:
Hardware product revenues	$201,690	$207,405	$(5,715)	(2.8)%
Software and other revenues	29,872	26,978	2,894	10.7%
License revenues related to litigation settlement	—	35,792	(35,792)	(100)%
Total revenues	231,562	270,175	(38,613)	(14.3)%
Cost and expenses:
Cost of hardware product revenues	104,376	114,005	(9,629)	(8.4)%
Research and development	54,964	49,474	5,490	11.1%
Selling, general and administrative	57,007	55,010	1,997	3.6%
Amortization of intangible assets	24,338	25,470	(1,132)	(4.4)%
Total costs and expenses	240,685	243,959	(3,274)	(1.3)%
Operating income (loss)	(9,123)	26,216	(35,339)	(134.8)%
Interest and other income (loss), net	8,087	5,237	2,850	54.4%
Provision (benefit) for income taxes	4,650	5,991	(1,341)	*
Net income (loss)	$(5,686)	$25,462	$(31,148)	(122.3)%
Supplemental operating data:
Cost of hardware product as % of hardware product revenues	51.8%	55.0%		(5.9)%

*     not meaningful

Revenues

The increase in total revenues of $2.0 million for the three months ended June 30, 2007 compared to the same period of 2006 was a result of a $4.5 million increase in Imaging segment revenues primarily due to an increase in unit shipments. This increase was partially offset by a $2.5 million decrease in Consumer segment revenues for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006. The decrease in Consumer segment revenues was primarily due to $5.6 million of license revenues related to the litigation settlement recorded during the three months ended June 30, 2006 that did not recur during the three months ended June 30, 2007.  Excluding revenues related to the litigation settlement, Consumer segment revenues increased by $3.1 million in the three months ended June 30, 2007 compared to the same period in 2006. The increase in revenues was primarily due to an increase in Mobile products of $12.1 million which was driven by increased unit shipments. Partially offsetting the increase in Mobile products’ revenues was a decrease in revenues for DVD and DTV products of $3.4 million and $5.6 million respectively. The decrease in DVD products’ revenue was due to lower average selling prices while the decrease in DTV products’ revenues was due to a decrease in unit shipments and average selling prices.

The decrease in total revenues of $38.6 million for the six months ended June 30, 2007 compared to the same period of 2006 was a result of a $44.6 million decrease in Consumer segment revenues in 2007 compared to the same period in 2006. This decrease was partially offset by a $6.0 million increase in the Imaging segment revenues primarily due to an increase in unit shipments. Within the Consumer segment, license revenues related to the litigation settlement accounted for $35.8 million of the decrease and the remaining decrease of $8.8 million was primarily the result of decreases in revenues in the DVD and DTV products of $13.3 million and $9.7 million, respectively, which was partially offset by an increase in Mobile products of $14.2 million compared to the same periods in 2006.

Hardware product revenues for the three months ended June 30, 2007 increased by $6.3 million compared to the same period of the prior year due to increases of $3.1 million in the Consumer segment and $3.2 million in the Imaging segment. These increases were due to an increase in unit shipments for the three months ended June 30, 2007 compared to the same period of the prior year.  Within the Consumer segment, hardware product revenues increased $12.4 million for Mobile products partially offset by decreases of $3.9 million for DVD products and $5.4 million for DTV products. The decrease for DVD products was primarily attributable to a decrease in average selling prices while the decrease for DTV products was due to lower unit shipments based on reduced volume of stand alone front end integrated circuits and lower average selling prices.

Hardware product revenues for the six months ended June 30, 2007, decreased $5.7 million compared to the same period of 2006 primarily due to the decrease in the Consumer segment of $10.4 million, offset by an increase of $4.7 million in the Imaging segment.  Within the Consumer segment, hardware product revenues increased $14.5 million in the Mobile product line driven by an increase in unit shipments, offset by decreases of $15.5 million in the DVD product line and $9.4 million in the DTV product line. The decrease for DVD products was primarily attributable to a decrease in average selling prices while the decrease for DTV products was due to lower unit shipments based on reduced volume of stand alone front end integrated circuits.

Software and other revenues increased by $1.3 million for the three months ended June 30, 2007 compared to the same period of the prior year primarily due to a $1.3 million increase in Imaging segment revenues. The increase in software and other revenues for the six months ended June 30, 2007 compared to the same period in 2006 was a result of a $1.6 million increase in Consumer segment revenues and a $1.3 million increase in Imaging segment revenues.  These changes were primarily due to the timing of new agreements.

Cost of Hardware Product Revenues

The decrease in hardware product costs as a percentage of hardware product revenues for the three and six months ended June 30, 2007 compared to the same period in 2006 was primarily due to a change in product mix with an increase in the revenue share from higher margin Mobile and Imaging products.

Research and Development

Research and development expenses increased for the three and six months periods ended June 30, 2007, compared to the same period in 2006, primarily due to fluctuations based on the timing of major engineering-related expenses, such as tape-outs as well as continued investments in research and development across all our segments.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.7 million for the three month period ended June 30, 2007, compared to the same period in 2006 primarily due to an increase in the allowance for doubtful accounts receivable by $3.4 million recorded in 2006 to cover slow paying accounts, partially offset by increase in legal expenses compared to 2006. The increase of $2.0 million for the six months ended June 30, 2007 was due to increase in legal expenses by $5.0 million primarily attributed to $4.2 million incurred in 2007 in connection with our review of historical stock option granting practices which commenced in the third quarter of 2006. This increase was partially offset by an increase in allowance for doubtful accounts receivable by $3.4 million recorded in the prior period to cover slow paying accounts.

Amortization of Intangible Assets

At June 30, 2007, we had approximately $44.8 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis through 2010.

Interest and Other Income

The increase in interest and other income for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 was a result of an increase in interest income as a result of our higher average cash and short term investment balances.

Provision for Income Taxes

The tax provision for the six months ended June 30, 2007 was $4.7 million.  The estimated tax expense for 2007 has increased over 2006 primarily due to a change in the geography of our pre-tax income.  In addition, the tax provision for the six month period ended June 30, 2006 of $6.0 million included a one time charge of $4.3 million for tax expense related to the Media-Tek settlement. Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce taxable income for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. The remaining tax expense is related to the utilization of previously unbenefitted purchased NOL’s which when utilized reduce goodwill and not tax expense along with statutory taxes in our non-U.S. subsidiaries.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

At June 30, 2007, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.  Management continues to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions.  It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

Liquidity and Capital Resources

At June 30, 2007, we had $98.5 million of cash and cash equivalents and $238.2 million of short-term investments.  At June 30, 2007, we had $347.6 million of working capital.

Our operating activities generated cash of $42.3 million during the first six months of 2007. While we recorded a net loss of $5.7 million, this loss included non-cash items such as amortization of $24.3 million, depreciation of $4.0 million and stock- based compensation expense of $7.0 million.  Cash provided by operations also increased due to an increase in accounts payable by $14.9 million; accrued expenses and other liabilities, goodwill and other long term liabilities by $8.7 million due to timing of payments. These increases were partially offset by an increase in accounts receivable by $6.4 million due to increase in revenue, increase in inventory by $2.0 million and an increase in prepaid expenses and other current assets by $1.8 million.

Cash used in investing activities was $47.5 million during the six months ended June 30, 2007, principally reflecting the net purchase of investments of $43.5 million. In addition we spent $4.0 million for the purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2007 was $3.7 million consisting of proceeds received from issuances of common stock through exercises of employee stock options.

Our operating activities generated cash of $65.9 million during the first six months of 2006, primarily due to net income of $25.5 million adjusted for non-cash items such as amortization of $25.5 million, depreciation of $4.8 million and stock-based compensation expense of $10.0 million.  Cash provided by operations also increased due to a decrease of $9.6 million in accounts receivable due to the timing of collections and a net increase in accounts payable, accrued expenses and other liabilities, and other long term liabilities totaling $7.1 million.  These increases were partially offset by a $15.3 million increase in inventories to meet the increasing demand for our products.

Cash used in investing activities was $107.0 million during the six months ended June 30, 2006, principally reflecting the net purchase of investments of $103.8 million. In addition we spent $3.2 million for purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2006 was $51.6 million consisting of proceeds received from issuances of common stock through exercises of employee stock options and proceeds from the sale of stock under our employee stock purchase plan.

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of U.S. dollars compared to the Israeli shekel will increase our costs as expressed in U.S. dollars. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at June 30, 2007, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 11, “Legal Proceedings” for discussion of our legal proceedings.

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

The independent investigation of our historical stock option practices and resulting restatement activities have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $5.8 million in 2006 and $4.2 million in the six months ended June 30, 2007. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets. In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements reflect a decrease in net income of $13.0 million for the period of 1997 to 2005.

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

We have been named as a party to stockholder derivative lawsuits relating to our historical stock option practices, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

In connection with our historical stock option practices and resulting restatements, a number of purported shareholder derivative actions were filed against certain of our current and former directors, officers and certain other individuals, which purport to assert claims on Zoran’s behalf. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

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

We are required to include a report of management on internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, we have concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of June 30, 2007 because management determined that as of June 30, 2007 there were effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is not more than remote.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS, LSI Logic, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Mediatek, Sunplus and Texas Instruments. In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Freescale Semiconductor, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Advanced Micro Devices, Broadcom, Renesas Technology, M-Star, Mediatek and ST Microelectronics. Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, Genesis Microchip, NEC, Pixelworks and Trident Microsystems. Competitors in the Printer and Multifunction peripheral space include Sigmatel Inc., Marvell Semiconductor, Peerless Systems, Global Graphics and in-house captive suppliers.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2006 and June 30, 2007, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $13.57 to a high of $29.13.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on July 18, 2007.  At the meeting, the following eight persons nominated by management were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld

Levy Gerzberg	37,443,382	1,156,146

Uzia Galil	35,744,002	2,855,526

Raymond A. Burgess	37,978,230	621,298

James D. Meindl	37,314,702	1,284,826

James B. Owens, Jr.	36,437,847	2,161,681

David Rynne	37,946,509	653,019

Arthur B. Stabenow	35,630,070	2,969,458

Philip M. Young	37,350,658	1,248,870

The following additional proposal was voted upon at the meeting:

Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by a vote of 37,371,262 shares for; 1,219,585 shares against and 8,681 shares abstaining.

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

ZORAN CORPORATION

Dated: August 9, 2007	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)