Form 10-Q
period 2007-09-30
ZORAN CORP \DE\
filed 2007-11-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 7, 2007, there were outstanding 51,343,230 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$102,520	$100,034
Short-term investments	254,069	196,195
Accounts receivable, net	60,470	42,640
Inventories	33,601	45,044
Prepaid expenses and other current assets	12,864	10,726
Total current assets	463,524	394,639
Property and equipment, net	17,214	15,673
Other assets and investments	28,508	22,890
Goodwill	172,791	174,259
Intangible assets, net	35,183	69,169
	$717,220	$676,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,052	$33,767
Accrued expenses and other liabilities	50,859	46,082
Total current liabilities	90,911	79,849
Other long-term liabilities	20,510	12,784
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2007 and December 31, 2006; 49,979,488 shares issued and outstanding as of September 30, 2007; and 49,433,780 shares issued and outstanding as of December 31, 2006	50	49
Additional paid-in capital	823,661	807,220
Accumulated other comprehensive income	1,689	4,238
Accumulated deficit	(219,601)	(227,510)
Total stockholders’ equity	605,799	583,997
	$717,220	$676,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Hardware product revenues	$129,820	$115,602	$331,510	$323,007
Software and other revenues	16,606	13,777	46,478	40,755
License revenues related to litigation settlement	—	—	—	35,792
Total revenues	146,426	129,379	377,988	399,554

Costs and expenses:
Cost of hardware product revenues	69,876	66,810	174,252	180,815
Research and development	28,063	25,255	83,027	74,729
Selling, general and administrative	28,043	25,907	85,050	80,917
Amortization of intangible assets	9,648	12,423	33,986	37,893
Total costs and expenses	135,630	130,395	376,315	374,354

Operating income (loss)	10,796	(1,016)	1,673	25,200

Interest income	4,287	3,079	11,735	7,539

Other income (loss), net	(241)	(281)	398	496

Income before income taxes	14,842	1,782	13,806	33,235

Provision (benefit) for income taxes	1,700	(70)	6,350	5,921

Net income	$13,142	$1,852	$7,456	$27,314

Basic net income per share	$0.26	$0.04	$0.15	$0.57

Diluted net income per share	$0.26	$0.04	$0.15	$0.54

Shares used to compute basic net income per share	49,863	49,333	49,633	48,013

Shares used to compute diluted net income per share	51,284	50,712	50,861	50,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,456	$27,314
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	5,932	7,093
Amortization	33,986	37,931
Stock-based compensation expense	10,599	13,728
Gain on sale of investments, net	(796)	(1,044)
Changes in current assets and liabilities:
Accounts receivable, net	(17,830)	7,205
Inventories	11,443	(12,631)
Prepaid expenses and other current assets and other assets	(7,756)	1,216
Accounts payable	6,285	(775)
Accrued expenses and other liabilities and other long term liabilities	14,304	1,787
Net cash provided by operating activities	63,623	81,824

Cash flows from investing activities:
Purchases of property and equipment	(7,473)	(5,429)
Purchases of investments	(317,700)	(308,871)
Proceeds from sales and maturities of investments	258,073	188,092
Net cash used in investing activities	(67,100)	(126,208)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,963	52,079
Net cash provided by financing activities	5,963	52,079

Net increase in cash and cash equivalents	2,486	7,695

Cash and cash equivalents at beginning of period	100,034	78,856

Cash and cash equivalents at end of period	$102,520	$86,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

Revenues

On January 25, 2006, the Company entered into an agreement with MediaTek to settle patent litigation between the companies.  In consideration for licenses granted by Zoran, MediaTek agreed to pay Zoran $55 million, of which $44 million was paid in February 2006 and $11 million was paid in April 2006.  These two payments, net of amounts attributable to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, were recognized as license revenues related to litigation settlement. Revenues for the nine month period ended September 30, 2006 include $35.8 million in license payments related to the litigation settlement.  MediaTek is required to pay quarterly royalties totaling $30 million over a 30-month period that commenced on the date of the agreement based on future sales of covered MediaTek products.  These royalty payments, net of amounts payable by Zoran to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, are recognized as software and other revenues as they are received.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defined fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement expands the standards under SFAS No. 157 to provide entities the one-time election to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option under SFAS No. 157. The provisions of SFAS No. 159 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF 07-3 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

2.              Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock shares and restricted stock unit grants for the three and nine months ended September 30, 2007 and 2006 as recorded in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Cost of hardware product revenues	$133	$129	$309	$420
Research and development	1,318	1,236	3,481	4,290
Selling, general and administrative	2,116	2,405	6,809	9,018
Total costs and expenses	$3,567	$3,770	$10,599	$13,728

Valuation Assumptions

For purposes of the disclosure requirements of SFAS No. 123 and the requirements of SFAS No. 123(R), the Company estimates the fair value of stock options using the Black-Scholes valuation model with the following assumptions:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Average expected term (years)	5.4	5.7	5.5	5.7
Expected volatility	60%	68%	60%	71%
Risk-free interest rate	4.5%	4.8%	4.7%	4.8%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Average expected term (years)	1.27	1.25	1.28	1.25
Expected volatility	46%	58%	47%	58%
Risk-free interest rate	4.9%	3.2%	4.8%	2.9%
Dividend yield	0%	0%	0%	0%

Expected Term:  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility:  For the three and nine months ended September 30, 2007 and 2006, the Company used historical volatility in deriving its volatility assumption. Management believes that historical volatility appropriately reflects the market’s expectations of future volatility.

 Risk-Free Interest Rate:  Management bases its assumptions regarding the risk-free interest rate on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers termination behavior based on actual historical information.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price

Outstanding at January 1, 2007	8,096,344	$16.58
Granted	1,333,590	$19.88
Exercised	(448,464)	$13.30
Canceled/forfeited/expired	(124,199)	$14.72
Outstanding at September 30, 2007	8,857,271	$17.27

Significant option groups outstanding as of September 30, 2007 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at September 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Shares Underlying Options at September 30, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$0.00 to $9.99	511,029	4.33	$6.56	$6,973	496,029	4.24	$6.48	$6,806
$10.00 to $11.99	1,213,694	6.61	$10.56	11,697	1,213,694	6.61	$10.56	11,697
$12.00 to $14.99	1,481,730	5.60	$13.35	10,154	1,309,759	5.30	$13.30	9,034
$15.00 to $19.99	3,354,192	7.46	$18.01	7,338	2,036,615	6.23	$17.07	6,371
$20.00 to $25.99	1,904,175	6.17	$23.83	—	1,698,690	5.78	$24.14	—
$26.00 to $46.53	392,451	3.01	$28.56	—	387,894	2.94	$28.57	—
Total	8,857,271	6.38	$17.27	$36,162	7,142,681	5.70	$16.84	$33,908

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and nine months ended September 30, 2007 was $12.20 and $11.54 per share, respectively. The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months and nine months ended September 30, 2006 was $8.82 and $11.48 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.20 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of September 30, 2007 was 5,060,000 shares.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $1,143,000 and $2,954,000 respectively.  The total cash received from employees as a result of employee stock option exercises during the three and nine months ended September 30, 2007 was approximately $2,300,000 and $5,963,000 respectively.  In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s full valuation on its deferred tax assets.

As of September 30, 2007, the Company had $18,503,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated amortization period of up to four years.

Pursuant to a tender offer that expired on July 2, 2007, the Company amended outstanding options covering approximately 204,556 shares of Zoran common stock to increase the per-share exercise price of each such option to the fair market value of a share of Zoran common stock on the remeasured grant date of that option. Under the tender offer, current employees subject to taxation in the United States had the opportunity to increase the per-share exercise price of the eligible options so that those options will not be subject to adverse tax consequences under Internal Revenue Code Section 409A.  In addition, participants in the tender offer whose eligible options were so amended are eligible for cash bonuses in the aggregate amount of $423,000 to compensate them for the higher per-share exercise prices.  The cash bonuses are expected to be paid on January 4, 2008 and are accrued as of September 30, 2007.  The Company recorded $120,000 as expense in the three months ended September 30, 2007 related to the amendment of eligible options for the incremental fair value representing the excess of the fair value of the replacement award and cash bonuses over the fair value of the cancelled award.

The Company settles employee stock option exercises with newly issued common shares.

Stock Option Plans

As of September 30, 2007, the Company had outstanding options for the purchase of 8,857,271 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (“2005 Plan”), 2005 Outside Directors Equity Plan, 2002 Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of September 30, 2007, 2,685,923 shares remained available for future grants and awards. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of September 30, 2007, we had $191,000 of unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which we expect to recognize over the remaining period of up to four years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares And Stock Units	Weighted- Average Grant- Date Fair Value
Balances, December 31, 2006	189,716	$19.50
Granted	5,000	$20.31
Vested	(108,257)	$20.36
Forfeited	(4,448)	$21.56
Balances, September 30, 2007	82,011	$18.31

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  There were no purchases during the quarter ended September 30, 2007.  As of September 30, 2007 2,311,447 shares were reserved and available for issuance under the ESPP.

3.              Comprehensive Income

The following table presents the calculation of comprehensive income as required by SFAS No. 130 “Reporting Comprehensive Income.”  The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$13,142	$1,852	$7,456	$27,314
Change in unrealized gain (loss) on investments, net	(200)	1,060	(2,549)	491
Total comprehensive income	$12,942	$2,912	$4,907	$27,805

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities.

4.              Marketable Securities

The Company’s portfolio of marketable securities at September 30, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$119,670	$193	$(239)	$119,624
U.S. government securities	59,603	229	(2)	59,830
Auction rate securities	54,200	—	—	54,200
Foreign and municipal bonds	17,680	63	(9)	17,734
Total fixed income securities	251,153	485	(250)	251,388
Publicly traded equity securities	1,227	1,454	—	2,681
Total	$252,380	$1,939	$(250)	$254,069

The Company’s portfolio of marketable securities at December 31, 2006 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt	$97,175	$10	$(245)	$96,940
U.S. government securities	42,822	7	(141)	42,688
Auction rate securities	37,550	—	—	37,550
Foreign and municipal bonds	12,927	1	(13)	12,915
Total fixed income securities	190,474	18	(399)	190,093
Publicly traded equity securities	1,483	4,619	—	6,102
Total	$191,957	$4,637	$(399)	$196,195

The following table summarizes the maturities of the Company’s fixed income securities at September 30, 2007 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$57,641	$57,566
Due in 1 to 2 years	81,175	81,274
Due in 2 to 5 years	58,137	58,348
Greater than 5 years*	54,200	54,200
Total fixed income securities	$251,153	$251,388

*Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over five years.

5.            Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Purchased parts and work in process	$17,575	$18,748
Finished goods	16,026	26,296
	$33,601	$45,044

6.        Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company performed the annual analysis as of September 30, 2007 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		September 30, 2007			December 31, 2006
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(168,306)	$27,199	$195,505	$(142,658)	$52,847
Patents	3-5	40,265	(35,611)	4,654	40,265	(29,500)	10,765
Customer base	3-5	13,860	(11,428)	2,432	13,860	(9,583)	4,277
Tradename and others	3-5	3,350	(2,452)	898	3,350	(2,070)	1,280
Total		$252,980	$(217,797)	$35,183	$252,980	$(183,811)	$69,169

Estimated future intangible amortization expense, based on current balances, as of September 30, 2007 is as follows (in thousands):

Remaining three months of 2007	$9,238
Year ending December 31, 2008	23,315
Year ending December 31, 2009	1,820
Year ending December 31, 2010	810
$35,183

Goodwill by reportable segment was as follows (in thousands):

	September 30,	December 31,
	2007	2006

Consumer	$167,740	$169,060
Imaging	5,051	5,199
	$172,791	$174,259

In accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), we reduced goodwill by approximately $1.5 million because we realized certain pre-acquisition tax net operating losses.

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

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income taxes” (“FIN No. 48”) an interpretation of SFAS No. 109 on January 1, 2007.  As a result of the implementation of FIN No. 48 on January 1, 2007,  the Company reduced its tax liability by $1,634,000 with an offsetting decrease of $454,000 to opening accumulated deficit, and a decrease in goodwill of $1,180,000.  Additionally, the Company decreased deferred tax assets and their associated valuation allowance by $12,749,000. The adoption resulted in a reclassification of certain tax liabilities from current to non-current.

At the adoption date of January 1, 2007, the Company had $27,499,000 of unrecognized tax benefits, $6,503,000 of which was classified as other long-term liabilities, which if recognized in the future would benefit our effective tax rate.  The remainder would increase deferred tax assets for which the Company would require a full valuation allowance.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.  During the second quarter of 2007 the Company was contacted by the ITA (Israel Tax Authority) about an audit of the Company’s 2003, 2004 and 2005 tax returns.  It is possible that the audit will result in a positive or negative adjustment to our unrecognized tax benefits within the next 12 months.  The Company is unable to estimate the range of the benefit or detriment at this point.   The Company continues to account for tax related interest and penalties as part of the income tax provision.  At January 1, 2007 and September 30, 2007, accrued interest and penalties were immaterial.

Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  Historical operating results and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome and accordingly, a full valuation allowance was recorded as of September 30, 2007. The amount of the deferred tax asset valuation allowance, however, could be reduced in the near term if it becomes more likely than not that some or all of the Company’s deferred tax assets will be realized.

8.        Segment Reporting

The Company’s products are based on highly integrated application-specific integrated circuits and system-on-a-chip solutions.  The Company also licenses certain software and other intellectual property.  The Company has two reportable segments — Consumer group and Imaging group.

The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Information about reportable segment income or loss is as follows for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues:
Consumer	$120,957	$109,681	$309,690	$342,997
Imaging	25,469	19,698	68,298	56,557
	$146,426	$129,379	$377,988	$399,554

Operating expenses:
Consumer	$108,561	$102,806	$293,077	$289,781
Imaging	17,421	15,166	49,252	46,680
	$125,982	$117,972	$342,329	$336,461

Contribution margin:
Consumer	$12,396	$6,875	$16,613	$53,216
Imaging	8,048	4,532	19,046	9,877
	$20,444	$11,407	$35,659	$63,093

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Contribution margin from reportable segments	$20,444	$11,407	$35,659	$63,093
Amortization of intangible assets	9,648	12,423	33,986	37,893
Total operating income (loss)	$10,796	$(1,016)	$1,673	$25,200

Zoran maintains operations in Canada, China, Germany, Israel, Japan, Korea, Taiwan, the United Kingdom and the United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue from unaffiliated customers originating from:
China	$64,463	$49,728	$146,842	$136,281
Japan	22,260	29,544	69,165	84,539
Korea	5,600	7,369	15,599	22,687
Taiwan	36,336	21,809	97,988	103,897
United States	10,133	10,103	24,703	28,298
Other	7,634	10,826	23,691	23,852
Total revenues	$146,426	$129,379	$377,988	$399,554

For the three months ended September 30, 2007 and 2006, one customer accounted for 11% and 14% of total revenues respectively.   For the nine months ended September 30, 2007 and 2006, one customer accounted for 13% and 11% of total revenues respectively.

As of September 30, 2007, two customers accounted for approximately 11% and 12% of total net accounts receivable, respectively, and as of December 31, 2006 four customers accounted for approximately 13%, 10%, 10% and 10% of the net accounts receivable balance, respectively.

9.        Employee Benefit Plans

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets and investments. The severance pay expenses (benefit) for the three and nine months ended September 30, 2007 were $(173,000) and $13,000 respectively.  The severance pay expenses for the three and nine months ended September 30, 2006 were $367,000 and $922,000 respectively.

The severance pay detail is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Accrued severance	$12,383	$11,052
Less: amount funded	(11,606)	(9,702)
Unfunded portion, net accrued severance pay	$777	$1,350

10.       Net Income Per Share

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.

The following table provides a reconciliation of the components of the basic and diluted net income per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$13,142	$1,852	$7,456	$27,314

Weighted average shares outstanding	49,863	49,333	49,633	48,013
Effect of dilutive options, restricted shares, and restricted stock units	1,421	1,379	1,228	2,273
Dilutive weighted average shares	51,284	50,712	50,861	50,286

Net income per share:
Basic	$0.26	$0.04	$0.15	$0.57
Diluted	$0.26	$0.04	$0.15	$0.54

For the three months ended September 30, 2007 and 2006 outstanding options, restricted shares and restricted stock units totaling 3,748,000 and 4,475,000 respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would have had an anti-dilutive effect.

For the nine months ended September 30, 2007 and 2006 outstanding options and restricted stock units totaling 3,764,000 and 2,571,000 shares, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would have had an anti-dilutive effect.

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

Gerald del Rosario v. Aharon et al.  On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging, inter alia, violations of federal securities laws and breaches of fiduciary duty.  On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action.  The Court selected del Rosario as lead plaintiff and approved lead plaintiff’s selection of counsel for the consolidated derivative action.  Plaintiffs filed a consolidated amended complaint on March 14, 2007. On June 5, 2007 the Court issued an order granting in part and denying in part defendants’ motion to dismiss. The case is currently in the discovery phase.  On September 11, 2007, the parties participated in a court-ordered mediation session.

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

U.S. Attorney and SEC Investigations:  On July 3, 2006, Zoran disclosed in a press release that it received a grand jury subpoena from the office of the U.S. attorney for the Northern District of California requesting documents from 1995 through the present referring to, relating to or involving stock options, and also received an informal inquiry from the SEC requesting documents related to Zoran’s stock option grants.  Zoran intends to continue cooperating fully with investigations by the U.S. Attorney, SEC or any other government regulator relating to historical stock option practices.  The staff of the Securities and Exchange Commission notified Zoran by letter dated November 2, 2007 that the staff's investigation of Zoran’s historical stock option granting practices has been terminated and that no enforcement action against Zoran has been recommended to the Commission.

On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4 million in principal, together with accrued interest thereon in the amount of approximately $525,000, under four separate convertible promissory notes.  The notes represent amounts loaned by the Company to ArcSoft in 2004.  At that time Zoran also entered into a transaction with ArcSoft involving the licensing and grant of certain rights to ArcSoft related to a certain product then under development (“Agreement”) and related agreements regarding the continued development and commercialization of the product.  On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross-complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6.9 million.  On August 9, 2007, the Company filed an answer to ArcSoft’s cross-complaint denying liability and asserting various affirmative defenses.  The Company also filed a cross-complaint alleging ArcSoft breached the Agreement.  On August 10, 2007, the Court held the initial Case Management Conference.  The Court scheduled a further case management conference for November 26, 2007.  The current fact discovery cutoff is June 9, 2008, and the current expert discovery cutoff is June 23, 2008.  The first day of trial is set for July 7, 2008.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties, including those discussed in “Part II, Item 1A. Risk Factors” below. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

Our products consist of integrated circuits and related products used in DVD players, movie and digital television, digital cameras and video editing systems. We also provide integrated circuits, software and platforms for imaging applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. We sell our products to original equipment manufacturers, or OEMs, that incorporate them into digital video and audio products for consumer and commercial applications.

Revenues

We derive most of our revenues from the sale of integrated circuits and related products.  In the semiconductor industry in general, and for our products in particular, average selling prices historically have decreased over the life of a particular product.  Average selling prices for our hardware products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to resellers and the transition from low-volume to high-volume production.  In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market.  We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with certainty.

We also derive revenue from licensing our software and other intellectual property.  Licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis.  Licensing revenue includes one-time license fees and royalties based on the number of units distributed by the licensee.  Licensing revenue can be significantly affected by the timing of a small number of licensing transactions.  In addition, we have historically generated a portion of our total revenues from development contracts, primarily with key customers, although development revenue has declined substantially as a percentage of total revenues over the past several years.  These development contracts have provided us with partial funding for the development of some of our products.  These development contracts provide for license and milestone payments that are recorded as development revenue.  We classify all development costs, including costs related to these development contracts, as research and development expenses.  We retain ownership of the intellectual property under these development contracts.  While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

We recognize software license revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP 97-2. Maintenance and support revenue is recognized ratably over the term of the arrangement.  We also receive royalty revenues based on per unit shipments of products embedding our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Income Taxes

Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce tax expense for U.S. federal income tax purposes, and by our Israel subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning January 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement expands the standards under SFAS No. 157 to provide entities the one-time election to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option under SFAS No. 157. The provisions of SFAS No. 159 are effective for fiscal years beginning January 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF 07-3 are effective for fiscal years beginning January 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

Segments

Our products are based on highly integrated application-specific integrated circuits and system-on-a-chip solutions.  We also license software and other intellectual property.  We operate in two reportable segments — Consumer group and Imaging group. The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes from the period to period

($ in thousands, except for percentages):

	Three months ended September 30,		Change
	2007	2006	$	%
Revenues:
Hardware product revenues	$129,820	$115,602	$14,218	12.3%
Software and other revenues	16,606	13,777	2,829	20.5%
License revenues related to litigation settlement	—	—	—	—
Total revenues	146,426	129,379	17,047	13.2%
Cost and expenses:
Cost of hardware product revenues	69,876	66,810	3,066	4.6%
Research and development	28,063	25,255	2,808	11.1%
Selling, general and administrative	28,043	25,907	2,136	8.2%
Amortization of intangible assets	9,648	12,423	(2,775)	(22.3)%
Total costs and expenses	135,630	130,395	5,235	4.0%
Operating income (loss)	10,796	(1,016)	11,812	1162.6%
Interest and other income (loss), net	4,046	2,798	1,248	44.6%
Provision (benefit) for income taxes	1,700	(70)	1,770	*
Net income	$13,142	$1,852	$11,290	609.6%
Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	53.8%	57.8%

*not meaningful

	Nine months ended September 30,		Change
	2007	2006	$	%
Revenues:
Hardware product revenues	$331,510	$323,007	$8,503	2.6%
Software and other revenues	46,478	40,755	5,723	14.0%
License revenues related to litigation settlement	—	35,792	(35,792)	(100.0)%
Total revenues	377,988	399,554	(21,566)	(5.4)%
Cost and expenses:
Cost of hardware product revenues	174,252	180,815	(6,563)	(3.6)%
Research and development	83,027	74,729	8,298	11.1%
Selling, general and administrative	85,050	80,917	4,133	5.1%
Amortization of intangible assets	33,986	37,893	(3,907)	(10.3)%
Total costs and expenses	376,315	374,354	1,961	0.5%
Operating income	1,673	25,200	(23,527)	(93.4)%
Interest and other income (loss), net	12,133	8,035	4,098	51.0%
Provision for income taxes	6,350	5,921	429	7.2%
Net income	$7,456	$27,314	$(19,858)	(72.7% )
Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	52.6%	56.0%

*not meaningful

Revenues

The $17.0 million increase in total revenues for the three months ended September 30, 2007 compared to the same period of 2006 represents an $11.3 million increase in Consumer segment revenues and a $5.7 million increase in Imaging segment revenues. The increase in Consumer segment revenues reflects increases in Mobile hardware product revenue of $10.8 million and DTV hardware product revenue of $2.3 million partially offset by a decrease in DVD hardware product revenues of $1.8 million. The increase in Imaging segment revenues reflects an increase in Imaging hardware product revenues of $3.4 million and an increase in Imaging software and other revenues of $2.3 million.

Total revenues for the nine months ended September 30, 2006 include $35.8 million in revenues related to the litigation settlement that did not recur. Excluding the litigation settlement revenues, revenues for the nine months ended September 30, 2007 increased by $14.2 million compared to the same period in 2006, and Consumer segment revenues increased by $2.5 million. This increase in Consumer segment revenues was driven by an increase in revenues for Mobile products of $25.0 million offset by decreases in revenues of $15.1 million and $7.4 million for DVD and DTV products respectively. For the nine months ended September 30, 2007 Imaging segment revenues increased by $11.7 million over the comparable period for 2006, due to an increase in hardware product revenues of $8.1 million and an increase in software and other revenues of $3.6 million.

Hardware product revenues for the three months ended September 30, 2007 increased by $14.2 million compared to the same period of the prior year, reflecting increases of $10.8 million in the Consumer segment and $3.4 million in the Imaging segment. Unit shipments for the three months ended September 30, 2007 increased over the same period of the prior year.  Within the Consumer segment, hardware product revenues increased $10.8 million for Mobile products and $1.8 million for DTV products, partially offset by a decrease of $1.8 million for DVD products. The decrease in revenue for DVD products was due to a decrease in average selling prices.

Hardware product revenues for the nine months ended September 30, 2007, increased $8.5 million compared to the same period of 2006 reflecting an increase in the Imaging segment of $8.1 million driven by increased unit shipments. Hardware product revenues for the Consumer segment increased $0.4 million for the nine months ended September 30, 2007 compared to the same period for 2006. Within the Consumer segment, hardware product revenues increased $25.3 million for Mobile products offset by decreases of $17.3 million for DVD products and $7.6 million for DTV products. The increase in hardware product revenues for Mobile products was driven by increased unit shipments while the decrease in hardware product revenues for DVD products was due to a decrease in average selling prices. The decrease in hardware product revenue for DTV products was primarily due to lower unit shipments based on reduced volume of stand alone front end integrated circuits.

Software and other revenues increased by $2.8 million for the three months ended September 30, 2007 compared to the same period of the prior year primarily due to a $2.3 million increase in Imaging segment revenues. The increase in software and other revenues of $5.7 million for the nine months ended September 30, 2007 compared to the same period in 2006 was a result of a $2.1 million increase in Consumer segment revenues and a $3.6 million increase in Imaging segment revenues.  These changes were primarily due to the timing of new agreements.

Cost of Hardware Product Revenues

The decreases in hardware product costs as a percentage of hardware product revenues for the three and nine months ended September 30, 2007 compared to the same periods in 2006 were primarily due to a change in product mix, with a higher percentage of revenues from sales of higher margin Mobile and Imaging products.

Research and Development

Research and development expenses increased for the three and nine months periods ended September 30, 2007, compared to the same periods in 2006, primarily due to fluctuations based on the timing of major engineering-related expenses, such as tape-outs as well as continued investments in research and development across all our segments.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.1 million for the three month period ended September 30, 2007, compared to the same period in 2006 and increased by $4.1 million for the nine months ended September 30, 2007 compared to the same period in 2006.  This increase was primarily due to continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets.

Amortization of Intangible Assets

At September 30, 2007, we had approximately $35.2 million in net intangible assets that we will continue to amortize on a straight line basis through 2010.

Interest and Other Income

The increase in interest and other income for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 reflect higher average cash and short term investment balances.

Provision for Income Taxes

The tax provision for the three and nine months ended September 30, 2007 was $1.7 million and $6.4 million, respectively.  The estimated tax expense for the three and nine month periods ended September 30, 2007 has increased compared to the same periods in 2006 primarily due to a change in the geography of our pre-tax income.  In addition, the tax provision for the three months ended Sept. 2006 benefited from the release of certain domestic tax reserves and the tax provision for the nine month period ended September 30, 2006 of $6.0 million included a one time charge of $4.3 million for tax expense related to the MediaTek settlement. Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce tax expense for U.S.  federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. The remaining tax expense is related to the utilization of previously unbenefitted purchased NOL’s which when utilized reduce goodwill and not tax expense along with statutory taxes in our non-U.S. subsidiaries.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

At September 30, 2007, we continue to carry a full valuation allowance against our net deferred tax assets as management has determined that it is more likely than not that our deferred tax assets may not be realized.  We continue to monitor the relative weight of positive and negative evidence of future profitability in relevant jurisdictions.  It is possible that sometime in the next 12 months the positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur.

Liquidity and Capital Resources

At September 30, 2007, we had $102.5 million of cash and cash equivalents and $254.1 million of short-term investments.  At September 30, 2007, we had $372.6 million of working capital.

Our operating activities generated cash of $63.6 million during the first nine months of 2007, primarily due to net income of $7.5 million adjusted for non-cash items such as amortization of $34.0 million, depreciation of $5.9 million and stock- based compensation expense of $10.6 million.  Cash provided by operations also increased due to a $6.3 million increase in accounts payable; $14.3 million increase in accrued expenses and other liabilities and other long term liabilities due to timing of payments and a $11.4 million decrease in inventory as a result of an increase in shipments. These increases were partially offset by an increase in accounts receivable by $17.8 million due to increase in revenues that occurred late in the quarter and an increase in prepaid expenses and other current assets by $7.8 million.

Cash used in investing activities was $67.1 million during the nine months ended September 30, 2007, principally reflecting the net purchase of investments of $59.6 million. In addition we spent $7.5 million for the purchases of property and equipment.

Cash provided by financing activities during the nine months ended September 30, 2007 was $6.0 million and consisted of proceeds received from issuances of common stock through exercises of employee stock options.

Our operating activities generated cash of $81.8 million during the first nine months of 2006, primarily due to net income of $27.3 million adjusted for non-cash items such as amortization of $37.9 million, depreciation of $7.1 million and stock-based compensation expense of $13.7 million.  Cash provided by operations also increased due to a decrease of $7.2 million in accounts receivable due to the timing of collections and a net increase in accounts payable, accrued expenses and other liabilities and other long term liabilities totaling $1.0 million.  These increases were partially offset by a $12.6 million increase in inventories to meet the increasing demand for our products.

Cash used in investing activities was $126.2 million during the nine months ended September 30, 2006, principally reflecting the net purchase of investments of $120.8 million. In addition we spent $5.4 million for purchases of property and equipment.

Cash provided by financing activities during the nine months ended September 30, 2006 was $52.1 million and consisted of proceeds received from issuances of common stock through exercises of employee stock options and proceeds from the sale of stock under our employee stock purchase plan.

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

A majority of our revenue and capital spending is transacted in U.S. dollars, although a portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, is incurred in New Israeli Shekels.  As a result, we bear the risk that the rate of inflation in Israel or the decline in the value of U.S. dollars compared to the Israeli shekel will increase our costs as expressed in U.S. dollars. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates.  Based on our overall currency rate exposure at September 30, 2007, a near-term 10% appreciation or depreciation of the New Israeli Shekel would have an immaterial affect on our financial condition.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The information contained in Note 11, “Legal Proceedings,” of our Notes to Condensed Consolidated Financial Statements, under Item 1. Financial Statements of this Quarterly Report on Form 10-Q, is incorporated by reference herein.

Item 1A.   Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

The independent investigation of our historical stock option practices and resulting restatements has been time consuming and expensive, and has had an adverse effect on our financial performance.

The independent investigation of our historical stock option practices and resulting restatement activities and derivative law suits have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $5.8 million in 2006 and $6.9 million in the nine months ended September 30, 2007. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets. In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements reflect a decrease in net income of $13.0 million for the period of 1997 to 2005.

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

In connection with our historical stock option practices and resulting restatements, a number of purported shareholder derivative actions were filed against certain of our current and former directors, officers and certain other individuals, which purport to assert claims on Zoran’s behalf. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are required to include a report of management on internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. However, management concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2006. In addition, management determined that as of September 30, 2007 there continued to be effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of material misstatement of the consolidated financial statements  is not more than remote.

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

In the Imaging market, our performance has been dependent on our successful development and timely introduction of integrated circuits for printers and multi-function peripherals. These markets are characterized by the incorporation of a steadily increasing level of integration and higher speeds on a chip at the same or lower system cost, enabling OEMs to improve the performance and features or reduce the prices of the systems they sell. If we are unable to develop and introduce integrated circuits with increasing levels of integration, performance and new features at competitive prices, our operating results will suffer. The performance of our software licensing business is dependent on our ability to develop and introduce new releases of our software, which incorporate new or enhanced printing standards, as well as performance enhancements required by our OEM customers. If we are unable to develop and release versions of our software supporting required standards and offering enhanced performance, our operating results will suffer.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by MediaTek, Sunplus and Texas Instruments. In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Fujitsu, Freescale Semiconductor, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Advanced Micro Devices, Broadcom, M-Star, MediaTek, Renesas Technology and ST Microelectronics. Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, Genesis Microchip, NEC, Pixelworks and Trident Microsystems. Competitors in the Printer and Multifunction peripheral space include Global Graphics, Marvell Semiconductor, Monotype Imaging, Peerless Systems, Sigmatel Inc., Software Imaging and in-house captive suppliers.

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

We have generally limited access to and distribution of the source and object code of our software and other proprietary information. With respect to our page description language software, System On a Chip platform firmware and drivers for the digital office market and in limited circumstances with respect to firmware and platforms for our DTV, DVDR products, we grant licenses that give our customers access to and restricted use of the source code of our software. This access increases the likelihood of misappropriation or misuse of our technology.

Claims and litigation regarding intellectual property rights and breach of contract claims could seriously harm our business and require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, Zoran has been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and both Oak and Zoran have been parties to a number of patent-related lawsuits, both as plaintiff and defendant. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Future litigation against us, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

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

Our success depends to a significant degree upon the continuing contributions of our senior management. Management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of key personnel could delay product development cycles or otherwise harm our business. We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel, located in the United States and overseas. Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel. Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995.  Between January 1, 2006 and September 30, 2007, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $13.57 to a high of $29.13.  The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 4.   Submission of Matters to a Vote of Security Holders

The information set forth in “Part II, Item 4. Submission of Matters to a Vote of Security Holders” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 is incorporated herein by reference.

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

ZORAN CORPORATION

Dated: November 9, 2007	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer