Form 10-K
period 2007-12-31
ZORAN CORP \DE\
filed 2008-02-29
CIK 1003022

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

         The aggregate market value of registrant's voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2007, as reported on the Nasdaq Global Select Market, was approximately $993,620,300.

         Outstanding shares of registrant's Common Stock, $0.001 par value, as of February 15, 2008: 51,459,513.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement for registrant's 2007 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report where indicated.

ZORAN CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007

i

Special Note Regarding Forward-Looking Statements

        The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Item 1A—Risk Factors" of this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1—Business

Company Overview

        Zoran Corporation is a leading provider of digital solutions in the digital entertainment and digital imaging market. Zoran has pioneered high-performance digital audio and video, imaging applications, and Connect Share Entertain™ technologies for the digital home.

        Our products consist of integrated circuits and related products used in digital versatile disc, or DVD, players, movie and home theater systems, digital cameras and video editing systems. We provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. We also provide high performance, low-power application processors, technology and products for the multimedia mobile phone market. We sell our products to original equipment manufacturers, or OEMs that incorporate them into products for consumer and commercial applications.

        We were incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Our corporate headquarters are located at 1390 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 523-6500. Our website can be found at www.zoran.com. In August 2003, we acquired Oak Technology, Inc., which provided us MPEG-2 technologies required for high definition television applications including set-top boxes and televisions and software used in multi-function digital print devices. In August 2004, we acquired Emblaze Semiconductor Ltd., which provided us technologies for extending our capabilities into the multimedia mobile phone market. In June 2005, we acquired Oren Semiconductor, Inc. which provided us demodulator IC technology for the global high definition television market.

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website under "Investors / SEC Filings" as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Industry Background

        Until the mid-1990s, video images and audio soundtracks were transmitted, edited and stored almost exclusively using analog formats. Since then, advances in technology have allowed audio and video to be processed and stored in digital form. Unlike analog formats, which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of audio and video signals through digital signal processing and offer a number of fundamental advantages over analog technologies. Through complex digital signal processing operations, digital audio and video signals may be compressed, providing significant storage and transmission efficiencies. They also may be filtered, allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats provide users with additional benefits, including higher quality audio and video, random access to data and superior editing capabilities. Enhanced security features such as protection against unauthorized copying and controlled and secure access also encourages content owners to release their content in digital forms.

        One of the most significant barriers to the widespread adoption of digital technology had been the huge amount of data required to represent images and sounds in a digital format, making cost-effective storage or transmission impractical. Through digital compression techniques, a substantial number of the redundancies inherent in audio and video data can be identified and eliminated, significantly reducing the overall amount of data which needs to be retained. Compression techniques introduced in the early 1990s allowed a two-hour movie to be compressed and stored on only two video CDs with video resolution comparable to that of a standard VHS tape. More recent techniques allow the storage of a full-length movie of more than three hours on a single DVD, with substantially improved audio and video quality and the incorporation of additional data, such as additional languages, scenes and director and actor commentary. Even more recently, further advancements in compression technology now allow, for example, a complete high definition movie to be stored in even less space. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a disk drive, thereby permitting the data to be accessed and edited easily. It also allows for easier transmission of sharper resolution pictures through a standard definition or high definition television or set-top box. Digital audio compression allows efficient storage and delivery of multi-channel audio, making possible high-quality special effects such as multi-channel surround sound, virtual surround sound and wireless audio delivery via two speakers or headphones. In the field of still photography, digital compression allows hundreds or even thousands of digital pictures to be stored on a single memory card, depending on the resolution desired.

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

  •
  Xvid, DivX and MP4 file formats, which are based on the MPEG 4 standard, are used encoding high quality digital video and audio at low bit rates. These files can be viewed on the PC with a software player, on select DVD players and portable media;

  •
  Windows Media, Microsoft's standard digital media software platform for developing digital media products and services; and

  •
  Dolby Digital, developed by Dolby Laboratories, an industry standard for the compression of audio for use in multi-channel digital surround-sound systems.

        These industry standard techniques have enabled the dramatic growth in the following digital multimedia markets:

        DVD Players and Recorders    DVD players and recorders primarily use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback or recording than is possible with VCR or video CD technology. According to industry analysts, sales of red-laser DVD players are estimated to be over 150 million units in 2007 and are expected to increase slightly in 2008, while high definition DVD players are expected to become a major growth market, increasing from 5 million units in 2008 to over 45 million units in 2011.

        Standard Definition and High Definition Televisions and Set Top Boxes    Digital televisions receive digital content and process it to display a picture which has far greater resolution and sharper, more clearly defined images than televisions based on the older analog technology. Standard definition televisions generally contain 480 lines with 720 pixels per line. High definition television, or HDTV, television sets contain 1280 to 1920 pixels per line and up to 1080 lines. The aspect ratio of standard definition sets is 4:3, compared to 16:9 for HDTV. The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan. The capability to receive and process digital television signals can be contained in a set-top box, which then drives a television that is capable of displaying digital content. Alternatively, this functionality can be integrated into a digital television that does not require a set-top box. Digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in various markets throughout the world. Industry analysts estimate that over 50 million digital televisions and 70 million set-top boxes were shipped worldwide in 2007 and that over 70 million digital televisions and 120 million set-top box products will be shipped in 2008.

        Mobile Products    Digital cameras use JPEG compression technology to capture high resolution still images that can be viewed, edited and stored on a computer system, on a recordable DVD, and or transmitted over telephone lines and computer networks. Some digital cameras are capable of capturing and playing back quality video, using the MPEG 4 algorithm. According to IDC, sales of digital cameras exceeded 120 million units in 2007 and are expected to exceed 130 million units during 2008. According to Techno Systems Research, the market for higher quality camera phones with at least 5-megapixel resolution is expected to grow from 15 million units in 2007 to more than 256 million units in 2011.

        Products and markets are developed based on established compression standards and additional compression technologies such as Meridian Lossless PCM, or MLP, a new standard for DVD audio, Super Audio, or SACD, Microsoft Windows Media Audio, or WMA, Advanced Audio Codec (AAC) used in conjunction with the MPEG-4 video standard and MP3, a compression standard for the download of audio recordings from the Internet.

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

Zoran Solutions

        We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video, audio and imaging applications. We were a pioneer in the development of high performance digital signal processor (DSP) products, and have developed expertise in integrated mixed signal circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, and video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solutions are:

        Standards-Plus Methodology    We leverage our multi-disciplinary expertise and proprietary digital signal processing and compression technologies to develop what we refer to as "standards-plus" solutions. We enable OEMs to improve image and sound quality and deliver superior products to end users by adding more features around compression standards, such as more efficient use of memory, processing and communication resources, as well as audio and image enhancement algorithms. We also provide OEMs the ability to include OEM-programmable effects and features, as well as variable compression ratios for video. These "standards-plus" features allow our customers to differentiate their products from those of their competitors.

        Expandable and Programmable Architectures    We design our integrated circuits to enable easy adaptation for a broad range of specific applications. We can vary the architecture of our chips by adding or deleting modules, and we can also modify the software embedded in the chips themselves to address specific applications. We also license ready-to-manufacture "cores"—building blocks of integrated circuits—that can be integrated into our customers' chips. Combined with the enhanced functionality of our "standards-plus" technology, our expandable and programmable architecture facilitates product design, upgrades and customization, substantially accelerating our customers' time to market with differentiated products.

        Integrated System Solutions    We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers' total system cost is reduced and they can concentrate on differentiating their products from those of their competitors. For example, our COACH IC includes most of the electronics of a digital camera on a single chip.

        Cost-Effective Products    We focus on reducing the size, power requirements and number of integrated circuits necessary to perform required system functions, including compression. This reduces our customers' manufacturing costs for products which incorporate our integrated circuits, and also reduces the costs of operating those products so that our products can be used in a broader range of high volume applications. The modular nature of our architecture reduces our new product development costs, and enables our design engineers to meet our customers' new product specifications and cost parameters.

        Near Production-Ready System Reference Designs    We provide our customers with a broad range of engineering reference boards and products complete with device driver software, embedded software and detailed schematics. These products substantially shorten our customers' product design time.

Strategy

        We provide cost-effective, high-performance digital video, television, imaging and mobile solutions addressing selected high-growth applications in evolving multimedia markets. Key elements of our strategy include the following:

        Focus on High-Growth and High Volume Applications    Our strategy is to focus on providing digital video, television, imaging and mobile solutions for high-growth consumer electronics and printing applications. The markets we currently focus on include: DVD players, digital cameras, digital televisions and set-top boxes, multimedia mobile phones, and multifunction printing devices. In these markets we strive to introduce increasingly feature-rich products with reduced costs for our customers.

        Leverage Existing Technology and Expertise    We intend to identify and actively pursue markets that we believe have the highest growth potential for our products. Our proprietary digital signal processing and compression technologies can be used in many emerging markets where there is demand for high-quality digital video products.

        Further Penetrate Key International Markets    Between 1998 and 2007, we expanded offices in Canada, China, England, Germany, Hong Kong, India, Israel, Japan, Korea and Taiwan. At the end of 2007, we had over 1,400 full-time, part-time and contract employees working in various offices. We believe that by opening and expanding our presence in foreign offices we are better able to provide local marketing and application support for our customers in these growing consumer electronics markets.

        Extend Technological Leadership    Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio and video solutions. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio, video and imaging. We acquired important technologies for extending our capabilities into the growing multimedia mobile phone market and the global high definition television market. We intend to continue to invest in our research and development, and to evaluate opportunities to acquire additional technologies in order to maintain and extend our technological leadership.

        Expand Strategic Partnerships    We work closely in the product development process with leading manufacturers of products that incorporate our integrated circuits. We also work closely with key customers and provide them early access to our technologies. Potential products are designed to meet customer-driven product requirements defined by us with our partners providing technological input and, in selected cases, a portion of the development funding. This strategy has enabled us to develop products with financial and other assistance while retaining ownership of the technology and ensuring an established customer for the product once development is completed. In some cases, our strategic partners also provide sales and marketing support. We have also established long-term relationships with strategic partners that provide manufacturing capacity and we continually seek to develop additional strategic relationships with manufacturers.

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

Mobile Products

        Digital cameras enable the capture of high resolution images, the viewing, editing and storage of images on a computer system and their transmission over telephone lines and computer networks. High quality copies of these images can be printed using color printers. Digital cameras have added audio-video capture and compression capabilities enabling them to function as digital video cameras (up to and including high-definition). Digital cameras can be connected directly to a PC for downloading of pictures or movies and to a television for display. The original digital cameras were developed for the professional market, and sold at prices of $1,000 to $3,000. As technology has advanced and manufacturing costs have decreased, digital cameras for the consumer market today are more likely to be in the $49 to $299 price range, with even entry level Digital SLR cameras now selling for less than $500.

        Many mobile phones now incorporate digital still camera and camcorder functionality. Photos and video clip files can be immediately sent to another mobile phone or PC via email; downloaded to a printer or PC for printing or storing via wired or wireless technology. With the spread of new technology and decreased manufacturing costs, mobile phones are including high-resolution digital camera capabilities at increasingly economic price points.

Digital Imaging Print Products

        The market for printers, in the home and in the office or enterprise, is undergoing a shift from print only or copy only devices to multi-function devices which copy, scan and fax as well as print. In the enterprise and business markets the use of color, as opposed to monochrome laser printers and copiers is becoming commonplace. According to IDC, controllers for multifunction printing devices, including ink jet for personal as well as monochrome and color laser applications in the office, are addressing a market estimated at over 80 million units in 2007 and growing to more than 100 million units in 2010.

        The market for embedded software for page description languages, or PDLs, is somewhat more mature than other areas of the imaging market. It is characterized by a small number of suppliers selling to very large OEM customers designing print devices that need to be connected to a network, typically in a larger enterprise. The page description language, or PDL, enables the printer to receive a file or job from a PC and translate that file into a set of instructions that the printer can understand and lay down on paper with a great deal of precision. In general, applications are designed to send jobs to printers using one or all of a number of protocols or language families. Print Control Language, or PCL, originated as a Hewlett-Packard developed protocol for page printers and has become an industry standard in office environments. Both PCL 5 and PCL XL, or PCL 6, are supported in office printers today. The application may also use the PostScript language originally developed by Adobe, which tends to be focused more on graphic arts and Apple operating system environments. More recently, printers have also offered support for portable digital document formats that are designed to be widely viewed and shared, such as PDF, originally developed by Adobe. XML Paper Specification, or XPS, a new format, introduced by Microsoft in Windows Vista, is also being deployed as a format in printers.

Products

        Our product offerings consist of four principal product families:

  •
  DVD—high-performance integrated system-on-a-chip solutions, including video and audio compression and decompression products based on MPEG, Dolby Digital and other audio/video standards and front-end technology for use in DVD players and DVD recorders.

  •
  DTV—high-performance, highly integrated ASICs and system-on-a-chip solutions for standard and high definition digital television products including televisions, set top boxes, ATSC converter boxes, personal video recorders, digital video recorders, and recordable DVDs, as well as platforms, drivers and software stacks for a variety of operating systems required for digital television applications that support regional standards emerging around the world.

  •
  Mobile—highly integrated digital camera processors and multimedia mobile phone processors including image signal processing, image and video compression and decompression products based on JPEG, MPEG 4 and other technologies for the digital camera and multimedia mobile phone markets.

  •
  Digital imaging—IC-based controller products and PDL software for both consumer and enterprise printers, All-in-Ones and Multi Function Peripherals.

        The following table lists our principal integrated circuits currently in production, including the months in which initial production units were first made available to customers, as well as the most recent versions of our printer software products:

Product Family	Products		Initial Commercial Shipment	Principal Applications
DVD	•	Vaddis® 5R video playback chip (ZR36750)	July 2003	DVD recorders
	•	Activa® 100—MPEG 2 encoder (ZR35100)	February 2004	DVD recorders
	•	Vaddis® 7 integrated DVD decoder (ZR36776)	March 2004	DVD players
	•	HDXtreme® (ZR36721)	March 2004	DVD players and recorders
	•	Vaddis® 8 integrated DVD decoder (ZR36868)	August 2004	DVD players
	•	Vaddis® 9 integrated DVD processor (ZR36962/ZR36966)	December 2005	DVD players
	•	Activa® 200—DVD Recorder Backend SoC (ZR35220)	December 2006	DVD recorders
	•	HDXtreme® II (ZR36722)	February 2007	DVD players and recorders
	•	Vaddis®9 128-pin integrated DVD processor (ZR36966XE/F)	July 2007	DVD players
DTV	•	Generation 9® integrated HD decoder with 64 Bit CPU and Audio DSP Core (TL 955)	June 2002	HDTV and HD set-top boxes
	•	Generation 9® integrated HD decoder with 64 bit CPU and audio DSP core (TL 945)	July 2002	HDTV and HD set-top boxes
	•	SupraTV® integrated SD decoder with 32-bit CPU and audio DSP core (ZR39140)	September 2003	SDTV and SD set-top boxes
	•	Generation 9® Elite integrated HD decoder with dual 32 bit CPU and audio DSP core (ZR 391055)	October 2004	HDTV and HD set-top boxes
	•	Cascade Demodulator (CAS-220)	June 2005	ATSC Demodulator for HDTV and set-top boxes
	•	SupraHD® 660 integrated decoder (ZR39660)	August 2005	ATSC decoder for LCDs and PDPs
	•	SupraHD® 640 integrated decoder (ZR39640)	August 2005	ATSC decoder for CRTs
	•	Supra TV® 160 SDTV integrated processors (ZR39160)	May 2006	Set-top boxes
	•	Supra TV® 130 SDTV integrated processors (ZR39130)	December 2006	Set-top boxes
	•	SupraHD® 740 HDTV Integrated processor (ZR 39740)	December 2006	ATSC decoder for CRTs
	•	SupraHD® 741 Integrated processor (ZR 39741)	October 2007	ATSC decoder for converter boxes
	•	SupraHD® 760 HDTV Integrated decoder (ZR 39760)	January 2007	ATSC decoder for LCDs and PDPs
	•	SupraHD® 770 HDTV Integrated processor (ZR 39770)	September 2007	ATSC decoder for LCDs and PDPs
	•	SupraHD® 780 HDTV Integrated processor (ZR 39780)	August 2007	ATSC decoder for LCDs and PDPs
	•	SupraHD® 880 HDTV Integrated processor (ZR 39880)	November 2007	ARIB decoder for Japan

Mobile	•	Digital camera processor—COACH 5 (ZR36430)	June 2002	Digital cameras, security
	•	Digital camera processor—COACH 6 (ZR36440)	October 2003	Digital cameras, security
	•	Digital camera processor—COACH 7 (ZR36450)	July 2004	Digital cameras, security
	•	APPROACH® multimedia application coprocessor- (ER4521)	July 2004	Cellular multimedia applications
	•	APPROACH® multimedia application accelerator- (ER4525 and ER 4527)	July 2004	Cellular multimedia applications
	•	Digital camera processor—COACH 8 (ZR36460)	May 2005	Digital cameras, security
	•	Digital camera processor—COACH 9 (ZR36470)	October 2006	Digital cameras, security
	•	Digital camera processor—COACH 9S (ZR36473)	January 2007	Digital cameras, security
	•	APPROACH® 5C multimedia application coprocessor	June 2007	Cellular multimedia camera phones
	•	Digital camera processor—COACH 10 (ZR36480)	July 2007	Digital cameras, security
Digital Imaging	•	Quatro® 4200 Full feature, highly integrated SOC with high quality scanner analog front-end, USB high speed host and color LCD interface	April 2005	All-in-one inkjet and laser printers
	•	Quatro® 4050 Ultra-low-cost SOC for all-in-one printers and direct-connect photo printers.	May 2005	All-in-one inkjet and laser printers
	•	Quatro® 4230 Full feature, highly integrated SOC for printer manufacturers	September 2006	Color laser MFPs & high-speed scanners
	•	Quatro® 4060 Ultra-low-cost SOC for all-in-one printers and direct-connect photo printers.	February 2007	All-in-one inkjet printers
	•	Integrated Print System (IPS/XPS) 8.0 Embedded Software	March 2007	Print devices connected to a network
	•	IPS/Conductor (IPS DDK 2.7)	March 2007	Print devices connected to Microsoft operating systems

        Zoran, the Zoran logo, Activa, APPROACH, Generation 9, HDXtreme, Quatro, SupraHD, SupraTV and Vaddis are trademarks or registered trademarks of Zoran Corporation and its subsidiaries in the United States and/or other countries. All other names and brands may be claimed as property of others.

        DVD Our Vaddis® processors perform all the audio and video decoding and display requirements of the DVD specification, including MPEG 2 audio and video decoding, Dolby Digital, DivX and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The Vaddis® processor has additional computational power that can be utilized for customer differentiation features. For example, it can incorporate virtual surround-sound algorithms without the addition of hardware. This allows the user to enjoy the theater-like sound obtained from six speakers using a system that includes only two speakers. The Vaddis® 7 processor incorporates all the functions of previous generations with the addition of MPEG 4 decoding and an interface that can support high definition television. The Vaddis® 8 processor adds Super Audio CD, or SACD, upscaler and HDMI transmitter functionality. In 2007, Zoran introduced Vaddis® 9, a family of multimedia processors that is available also in a new 128-pin packaging that simplifies the design and cuts on time to market and costs. The Vaddis® 9 fully digital end-to-end solution targets a wide range of new applications such as Digital Picture Frames, Portable DVD players and Car multimedia systems. The Vaddis® 9 processors have integrated support for directly interfacing flash memory cards and USB devices, allowing playback of content from different media sources. Integrated support for LCD controller for Digital and Analog LCD panels makes the Vaddis® 9 a perfect solution for portable devices. We also introduced in 2007 the HDXtreme® II technology that allows DVD playback and viewing of JPEG pictures on an HDTV with an HDMI interface in a resolution of up to 1080p. The Activa® 200 product, delivers the entire DVD recorder capability on a single system-on-a-chip, integrating the front-end and back-end functions to greatly reduce system costs and chip count in DVD recorders. We also provide DVD player and DVD recorder reference designs based on our Vaddis® and Activa® product families that help our customers accelerate the time to market for their products.

        DTV Our DTV Division offers integrated circuit products for both high definition and standard definition formats for digital televisions, set top boxes and related applications, including personal video recorders. In 2004, we introduced the Generation 9® Elite system-on-a-chip which utilizes dual CPUs resulting in higher performance with lower power consumption compared to its forerunner, the Generation 9® product family. During 2005, we began shipping our highly integrated SupraHD® product line that addresses the mainstream market segment as well as high-end and entry-level segments of the flat panel display and analog-to-digital broadcast transition markets. We also shipped production volumes of our SupraTV® 150 ICs for use in the worldwide standard definition digital terrestrial, satellite and cable broadcast markets. As a result of the Oren acquisition in June 2005, we offer the Cascade 2 TV demodulator with our SupraHD® and Generation 9® back-end decoder and end-to-end solution for the US Advanced Television Systems Committee (ATSC) market. The Cascade 2 product is also sold to TV tuner suppliers as an integrated tuner and demodulator solution. In 2007, we introduced a new family of TV SoC based on SupraHD® 770 and SupraHD® 780 that integrates all the digital and analog functionality for a US ATSC HDTV. In the Set-top boxes domain we are shipping the new Supra TV® 160 and Supra TV® 130 SoC to the China cable and Europe Free-to-Air market.

        Mobile Our COACH processors are integrated system-on-a-chip solutions that include most of the electronics of a digital camera, which can be connected directly to a high-resolution CCD or CMOS sensor. The COACH IC processes the video information in real time, compresses the captured image in real time, while interfacing to an LCD, TV or micro display and to all types of flash memory. Among the unique capabilities of the COACH product is the ability to transfer in real time, over a USB bus, high quality video to the PC and function as a PC video camera. The COACH products also allow for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH product is supplemented by digital camera reference designs, "CamON" and "CamMini," products which shorten the time to market for Zoran's customers. The newest COACH processors utilize MPEG-4 and H.264 Codecs to incorporate basic digital camcorder capabilities for displaying video clips on a PC or TV. Our Mobile Products Division also offers mobile multimedia telephone products. Our APPROACH® media processors support a variety of multimedia functions, including best-in-class ISP image quality, enhanced video play and record capabilities, multi-standard end-to-end Mobile TV decoding, integrated TV-out, and High Speed USB 2.0. The APPROACH® multimedia processor complements the mobile phone baseband targeting the full-featured mobile phone market.

        Digital Imaging Our Quatro® products address both the consumer market for personal printers and the business market for A4 laser printers and MFPs. The Quatro® product is a programmable SOC solution for imaging and printing appliances, including multifunction color inkjet and laser devices that feature print, copy, scan and fax. Quatro® ASICs are designed for mid-range and entry level inkjet printers, as well as more business oriented laser printers. IPS 8.0 is a modular, scalable embedded software product that provides processing and control functions for document imaging peripheral devices supporting all common page description languages.

Customers

        The following table lists representative customers, as well as other OEMs who purchase our products through us or from our resellers. Each of these customers and OEMs purchased, directly or indirectly, at least $500,000 of Zoran products during 2007:

Product Family	Direct Customers and resellers		Other OEMs
DVD	Alco Electronics Ltd. Anam Electronics Co. Ltd. Everbest Industrial (H.K.) Ltd. Fly Ring Digital Technology Ltd. Jabil Circuit LG Electronic Inc. Marubun Corporation Samsung Electronics	TCL Electronics (HK) Ltd. Tecobest Digital Ltd. Thomson Hong Kong Holdings Ltd. Tomei Shoji Ltd. Tonic Trading Development Ltd. Universal Pacific Co. Ltd. Victory Industry Development Co. Ltd.	Orion Sanyo Sharp Toshiba
DTV	3S Digital Dae Jin Semiconductor Co. Ltd. Daewoo Electronics Co. Ltd. Digital Stream Technology DVN Technology Ltd. Everbest Industrial (H.K.) Ltd. Homecast Co. Ltd. Lacewood International Corp.	Marubun Corporation Mico Electric (HK) Ltd. Paramit Corporation Samsung Electronics Shenzhen MTC Multi-Media Co. Ltd. Tonic Trading Development Ltd. TPV Technology Group	Funai JVC Mitsubishi Mitsumi Panasonic Philips Sanyo Sony
Mobile
ASD Technology Ltd.
Chicony Electronics Co. Ltd.
Flextronics
Foxlink Image Technology Co. Ltd.
Grandtech Industrial Ltd.
Kyoshin Technosonic (Asia) Ltd.
Lacewood International Corp.
LG Electronic Inc.
Maxtek Technology Co. Ltd.
Newell Hong Kong Ltd.
OMG Electronic Ltd.
Pentax Corporation
Primary Technologies
Samsung Electronics
Seung Jun Sang SA, Ltd.
TCL Electronics (HK) Ltd.
Tomen Electronics Corp.
Willlink Technologies Ltd.
		Zenitron Corporation	Funai Nikon
Digital Imaging	Avision Inc. BenQ IT Co. Ltd. Celestica Inc. Canon Inc. Foxlink Image Technology Co. Ltd. Hewlett Packard Kanematsu Corporation Lite-On Technology Co. Mag-Tek Inc.	OkiData Corporation Primax Electronics Ltd. Ricoh Company Ltd. Samsung Electronics Seiko Epson Corporation Sharp Electronics Corporation Toshiba Corporation Xerox Corporation Kodak	Funai Panasonic Kyocera Corp.

        In 2007, one customer accounted for 13% of our total revenues.

Research and Development

        We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets. We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio, video and imaging solutions. Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, feature size, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio, video and imaging application markets. In addition, we seek to design integrated circuits and cores, as well as near production-ready reference designs which reduce the time needed by manufacturers to integrate our ICs into their own products.

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

        We are a party to research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade and the Israel-United States Bi-national Industrial Research and Development Foundation. These organizations fund up to 50% of incurred costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. We received $27,000 as grants in 2007. There were no grant receipts in 2006 and 2005. The terms of Israeli Government participation include restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

        As of December 31, 2007, we had 659 research and development personnel, of which 567 were employed full-time, and 92 were part-time or contract employees.

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

        Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our 114-person direct sales staff, of whom 12 are located in the United States and 102 are located internationally. Our United States sales staff is primarily responsible for sales in North America, Europe and South America. Sales management and sales operations staff also reside in the United States. Our sales staff in China, Japan, Korea and Taiwan is responsible for marketing in their respective regions. In addition, we sell our products indirectly primarily through selected resellers and commissioned sales representatives. To date, we have not experienced material product returns or warranty expense.

        We have opened offices in other parts of the world in order to address specific markets. We opened an office in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets and offices in Taipei and Hsinchu Taiwan in an effort to better address the video, imaging and digital camera market. As of December 31, 2007, we had a staff of 312 full-time employees and 16 part-time or contract employees in our Shenzhen office. In addition, we operate sales support offices in Hong Kong, India, Korea and Taiwan which provide sales, applications and customer support.

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

        Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC and Tower Semiconductor Ltd. are currently manufacturing our DVD, JPEG, DTV imaging and some of our mobile products. LSI Corporation is providing turn-key manufacturing for one high-end laser-printer product. Our independent foundries fabricate products for other companies and may also produce products of their own design. Our primary services company for assembly and testing is Advance Semiconductor Engineering Inc.

        Most of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.08 micron to 0.18 micron feature sizes. Most of our semiconductor products are currently being assembled by one of four independent contractors and tested by those contractors or other independent contractors.

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

        Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS Technology Inc., LSI Corporation, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by

Fujitsu, Mediatek, Novatech, Sunplus and Texas Instruments. In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Freescale Semiconductor, Fujitsu, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Applied Micro Devices, Broadcom, M-Star, Mediatek, Renesas Technology and ST Microelectronics. Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, NEC, Pixelworks and Trident Microsystems. Competitors in the printer and multifunction peripheral space include Global Graphics, Marvell Semiconductor, Peerless Systems, Sigmatel Inc. and in-house captive suppliers.

        We believe that our ability to compete successfully in the rapidly evolving markets for high performance audio, video and imaging technology depends on a number of factors, including the following:

  •
  quality, performance, price and features of our products;

  •
  the timing and success of new product introductions by Zoran, our customers and our competitors;

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

        Historically, average unit selling prices (ASPs) in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the ASPs of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the ASPs of our products, we seek to continually reduce the cost of our products and continue to integrate additional functions into our ICs. We intend to accomplish this by implementing design changes that integrate additional functionality, lower the cost of manufacturing, assembly and testing, by negotiating reduced charges by our foundries as, and if, volumes increase, and by successfully managing our manufacturing and subcontracting relationships. Since we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

Proprietary Rights and Licenses

        Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limit access to our proprietary information. We currently hold 311 issued patents worldwide, and have additional patent applications pending. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology, or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums that license patents relating to the MPEG standard has created uncertainty with respect to the use and enforceability of patents implementing that standard. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and, thus, make the possibility of piracy of our technology and products more likely in these countries.

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

        We have non-exclusive licenses from various third parties to sell our third party enabled products that incorporate the respective technologies. We are not required to pay royalties under the agreements. Under our agreements, we may sell such third party enabled products only to customers who are licensees of such third parties. We rely on our customers to enter into license agreements directly with the third parties pursuant to which they pay royalties and or license fees. The failure or refusal of potential customers to enter into license agreement with such third parties in the future could harm our sales.

Employees

        As of December 31, 2007, we had 1,277 full-time and 144 part-time and contract employees, including 659 full-time, part-time and contract employees primarily involved in research and development activities, 588 in marketing and sales, 134 in finance, human resources, information systems, legal and administration, and 40 in manufacturing control and quality assurance. We have 417 full-time employees and 80 part-time and contract employees based in Israel, primarily involved in engineering and research and development. We have 206 full-time employees and 14 part-time and contract employees at our facility in Sunnyvale, California, 140 full-time employees and 12 part-time and contract employees at our facility in Burlington Massachusetts. The remaining employees are located in our international offices in Canada, China, England, Germany, Hong Kong, India, Japan, Korea and Taiwan. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers

        The names of our executive officers and their ages as of December 31, 2007 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	62	President, Chief Executive Officer and Director
Karl Schneider	53	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	57	Senior Vice President, Business and Strategic Development

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

The independent investigation of our historical stock option practices and resulting restatements and derivative lawsuits has been time consuming and expensive, and has had an adverse effect on our financial performance.

        The independent investigation of our historical stock option practices and resulting restatement activities and derivative lawsuits have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $7.9 million in 2007 and $5.8 million in 2006. The resulting restatements have had a material adverse effect on our results of operations. We have recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets at the time of restatement. In addition, we have recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements reflect a decrease in net income of $13.0 million for the period of 1997 to 2005.

Ongoing government inquiries relating to our historical stock option practices are time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

        The inquiry by the United States Attorney's Office for the Northern District of California ("USAO") into our historical stock option practices is ongoing. We have cooperated with the USAO and intend to continue to do so. The period of time necessary to resolve this inquiry is uncertain, and we cannot predict the outcome of the inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices. This inquiry may require us to continue to expend significant management time and incur significant legal and other expenses, and could result in criminal actions against the Company which may have a material adverse effect on our financial condition, results of Operations and cash flow.

During parts of 2006 and 2007, we were not timely in the filing of our periodic reports with the SEC, which led Nasdaq to warn us of a possible de-listing of our common stock. Should we have similar issues in the future, our listing on Nasdaq, and the availability of a liquid market for resale of your shares, could be at risk.

        From August 2006 to April 2007, we were unable to file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market. As a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months. If in the future we have similar issues filing periodic reports and fail to comply with applicable listing requirements, then our common stock may be de-listed and the market for resales of our common stock may become less liquid. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

We have been named as a party to stockholder derivative lawsuits relating to our historical stock option practices, and we may be named in additional lawsuits in the future. This litigation has become time consuming and expensive and may result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

        In connection with our historical stock option practices and resulting restatements, a number of purported shareholder derivative actions were filed against certain of our current and former directors, officers and certain other individuals, which purport to assert claims on our behalf. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        We are required to include a report from management on internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. The restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. However, management concluded that the control deficiencies that resulted in the restatement of the previously issued consolidated financial statements did not constitute a material weakness as of December 31, 2006. In addition, management determined that as of December 31, 2007 there continued to be effective controls designed and in place to prevent or detect a material misstatement.

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

        Our operating results could also be harmed by:

  •
  economic conditions generally or in various geographic areas where we or our customers do business (including recent events in the subprime mortgage market);

  •
  terrorism and international conflicts or other crises;

  •
  other conditions affecting the timing of customer orders;

  •
  changes in governmental regulations that could affect our products;

  •
  a downturn in the markets for our customers' products, particularly the consumer electronics market;

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

        Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in the given quarter may affect our ability to meet that quarter's revenue forecast. In addition, when responding to customers' requests for shorter shipment lead times, we manufacture products based on forecasts of customers' demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

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

        The semiconductor industry is subject to cyclical variations in product supply and demand. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. In some cases, these downturns have lasted more than one year. The recent emergence of a number of negative economic factors, including heightened fears of a recession, could lead to such a downturn. We cannot predict whether we will achieve timely, cost-effective access to that capacity when needed, or when there will be a capacity shortage again in the future. A downturn in the semiconductor industry could harm our sales and revenues if demand drops, or our gross margins if average selling prices decline.

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

        In the consumer electronic market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, digital cameras, broadband digital television and HDTV. These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

        Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS Technology Inc., LSI Corporation, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for JPEG-based products for use in digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Fujitsu, Mediatek, Novatech, Sunplus and Texas Instruments. In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Freescale Semiconductor, Fujitsu, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Applied Micro Devices, Broadcom, M-Star, Mediatek, Renesas Technology and ST Microelectronics. Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, NEC, Pixelworks and Trident Microsystems. Competitors in the printer and multifunction peripheral space include Global Graphics, Marvell Semiconductor, Peerless Systems, Sigmatel Inc. and in-house captive suppliers.

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

        We do not operate any manufacturing facilities, and we rely on independent foundries to manufacture substantially all of our products. These independent foundries fabricate products for other companies and may also produce products of their own design. From time to time, there are manufacturing capacity shortages in the semiconductor industry. We do not have long-term supply contracts with any of our suppliers, including our principal supplier Taiwan Semiconductor Manufacturing Company, or TSMC, and our principal assembly house. Therefore, TSMC and our other suppliers are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

        During 2007, only 7% of our total revenues were derived from North America sales. We anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. In addition, substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

        We are subject to a variety of risks inherent in doing business internationally, including:

  •
  unexpected changes in regulatory requirements;

  •
  fluctuations in exchange rates;

  •
  political and economic instability;

  •
  imposition of tariffs and other barriers and restrictions;

  •
  the burdens of complying with a variety of foreign laws; and

  •
  health risks in a particular region.

        A material amount of our research and development personnel and facilities and a portion of our sales and marketing personnel are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually. The absence of these employees for significant periods during the work week may cause us to operate inefficiently during these periods.

        Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. This growth may decrease and any slowdown may have a negative effect on our business.

        We also maintain offices in Canada, England, Germany, Hong Kong, India, Israel, Japan, Korea and Taiwan, and our operations are subject to the economic and political uncertainties affecting these countries as well.

        The significant concentration of our manufacturing activities with third party foundries in Taiwan exposes us to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and China. We have several significant OEM customers in Japan, Korea and other parts of Asia. Adverse economic circumstances in Asia could affect these customers' willingness or ability to do business with us in the future or their success in developing and launching devices containing our products.

The prices of our products may become less competitive due to foreign exchange fluctuations.

        Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country's currency, our products may be less competitive in that country and our revenues may be adversely affected. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations.

Because we have significant operations in Israel, our business and future operating results could be harmed by future terrorist activity or military conflict.

        We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ approximately 400 people. We also conduct a portion of our sales and marketing operations at our Haifa facility. We have an additional 16,100 square foot facility in Kfar Netter, Israel, where we conduct research and development activities.

        In addition, military conflict in the Middle East or future terrorist activities there or elsewhere in the world could harm our business as a result of a disruption in commercial activity affecting international commerce or a general economic slowdown and reduced demand for consumer electronic products.

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

        Our largest customers have accounted for a substantial percentage of our revenues. In 2007, one customer accounted for 13% of our total revenues, while sales to our ten largest customers accounted for 60% of our total revenues. In 2006, one customer accounted for 12% of our total revenues, and sales to our ten largest customers accounted for 58% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of December 31, 2007 three customers accounted for approximately 11%, 11% and 10% of the net accounts receivable balance, respectively.

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

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties' intellectual property rights, and we have been parties to a number of patent-related lawsuits, both as plaintiff and defendant. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others' intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Future litigation against us, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

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

        Our future net income and cash flow will be affected by our ability to apply our net operating loss carryforwards, or NOLs, against taxable income in future periods. Our NOLs totaled approximately $141 million for federal and $32 million for state tax reporting purposes as of December 31, 2007. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances. In 2006, we reduced the NOL deferred tax asset for amounts which we believe will expire before they become available for utilization. Changes in tax laws in the United States may further limit our ability to utilize these NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

        At the end of fiscal 2007, we had $405.2 million in cash, cash equivalents and marketable securities. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

        The Company's investments at December 31, 2007 include $85.4 million of high-grade auction rate securities primarily consisting of government guaranteed student loans. Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During February 2008, some of the auction rate securities failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company has classified all auction rate securities as long-term assets in the consolidated balance sheet as of December 31, 2007.

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments and auction rate securities is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as "available-for-sale," no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. Recent events in the subprime mortgage market and with auction rate securities could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and long-term investments on our balance sheet.

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

        The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2007 and December 31, 2007, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $13.57 to a high of $26.46. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 1B—Unresolved Staff Comments

        None

Item 2—Properties

        Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in September 2016. A significant portion of our research and development and engineering facilities and our administration, marketing and sales operations are currently located in approximately

109,700 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in November 2016. We also lease facilities, primarily for sales, product development, and technical support, in Burlington, Massachusetts; Manchester, England; Dortmund, Germany; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan and Shenzhen, Shanghai and Hong Kong, China. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations in which we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3—Legal Proceedings

        Matters Related to Historical Stock Option Practices:    As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company's current and former directors and officers relating to the Company's historical accounting for stock options. It is not possible for us to quantify the extent of our potential liability, if any.

        Pfeiffer v. Zoran Corporation et al.    On September 7, 2006, a purported shareholder derivative action was filed by Milton Pfeiffer against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duties.

        Gerald del Rosario v. Aharon et al.    On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duty. On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action. The Court selected del Rosario as lead plaintiff and approved lead plaintiff's selection of counsel for the consolidated derivative action. Plaintiffs filed a consolidated amended complaint on March 14, 2007. On June 5, 2007 the Court issued an order granting in part and denying in part defendants' motion to dismiss. The case is currently in the discovery phase. On September 11, 2007, the parties participated in a court-ordered mediation session. On February 26, 2008, the parties reached an agreement in principle to settle the action. The settlement remains subject to court approval.

        Barone v. Gerzberg et al.; Durco v. Gerzberg et al.    On October 23, 2006, two purported shareholder derivative actions were filed by Moshe Barone and John Durco against Zoran as a nominal defendant and certain of its current and former officers and directors in the California Superior Court of Santa Clara County, alleging, among other things, violations of state securities laws and breaches of fiduciary duty. On January 24, 2007 the Court consolidated the Barone and Durco actions, appointed Messrs. Barone and Durco as co-lead plaintiffs and approved their selection of counsel for the consolidated derivative action. The co-lead plaintiffs filed a consolidated amended complaint on March 26, 2007. On June 15, 2007 the Court issued an order staying all proceedings until further order of the Court.

        U.S. Attorney Investigations:    On July 3, 2006, Zoran disclosed in a press release that it received a grand jury subpoena from the office of the U.S. attorney for the Northern District of California requesting documents from 1995 through the present referring to, relating to or involving stock options. Zoran intends to continue cooperating fully with investigations by the U.S. Attorney, or any other government regulator relating to historical stock option practices.

        Zoran Corporation v. ArcSoft, Inc.    On February 20, 2007, the Company filed a complaint against ArcSoft Inc., in the California Superior Court for the County of Alameda, seeking payment of $4,000,000 in principal under four separate convertible promissory notes, together with accrued interest thereon in the amount of approximately $528,000. The notes represent amounts loaned by the

Company to ArcSoft in 2004. At that time, the Company also entered into a business arrangement with ArcSoft involving the licensing and grant of certain rights to ArcSoft related to a product then under development and related agreements regarding the continued development and commercialization of the product. On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses. ArcSoft also filed a cross-complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6,900,000. The Company filed an answer to ArcSoft's cross-complaint denying liability and asserting various affirmative defenses. The Company also filed a cross-complaint alleging various breach of contract claims against ArcSoft. On August 1, 2007, the Court denied the Company's application for a writ of attachment and its petition to compel arbitration of the dispute. On November 9, 2007, the parties held a mediation, which did not result in resolution of the litigation. Trial is currently scheduled to begin on July 7, 2008.

        Indemnification Obligations.    Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company's historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company's certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees.

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

Item 4—Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "ZRAN".

        The following table sets forth the high and low closing sales price of our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

	High	Low
2006
First Quarter	$22.48	$16.83
Second Quarter	$29.13	$21.00
Third Quarter	$24.31	$14.17
Fourth Quarter	$16.54	$13.67
2007
First Quarter	$17.68	$13.57
Second Quarter	$20.44	$17.00
Third Quarter	$20.95	$16.00
Fourth Quarter	$26.46	$19.92

        As of December 31, 2007, there were 285 holders of record of our common stock.

        We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2007.

Item 6—Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$507,361	$495,805	$395,758	$378,864	$216,962
Gross profit	271,079	269,545	209,586	152,403	85,797
Operating income (loss)	2,293	10,556	(29,879)	(45,767)	(75,729)
Net income (loss)	66,186	16,328	(30,272)	(48,108)	(71,351)
Basic net income (loss) per share	$1.32	$0.34	$(0.68)	$(1.12)	$(2.15)
Diluted net income (loss) per share	$1.29	$0.33	$(0.68)	$(1.12)	$(2.15)
Shares used in diluted per share calculations	51,404	50,099	44,267	42,788	33,231

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$319,809	$296,229	$149,346	$70,413	$126,366
Working capital	340,406	314,790	170,114	108,597	146,528
Total assets	820,332	676,630	602,631	598,016	621,847
Accumulated deficit	(160,871)	(227,510)	(243,838)	(213,566)	(165,458)
Total stockholders' equity	$687,772	$583,997	$496,924	$498,769	$533,607

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Item 1A—Risk Factors" above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

        Our products consist of integrated circuits and related products used in DVD players, digital television, digital cameras and video editing systems. We provide integrated circuits, software and platforms for imaging applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. We also provide high performance, low-power application processors, technology and products for the multimedia mobile phone market. We sell our products to original equipment manufacturers, or OEMs, that incorporate them into products for consumer and commercial applications.

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

Income Taxes

        In 2007, we had a one time tax benefit of $51.4 million recognized due to the release of the valuation allowance on deferred tax assets which we believe are more likely than not to be realized. Our effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which we have utilized to reduce tax expense for U.S. federal income tax purposes, and by our Israel subsidiary's status as an "Approved Enterprise" under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating loss carryforwards expire at various times between 2017 and 2024, and the benefits from our subsidiary's Approved Enterprise status expire at various times beginning in 2008.

Acquisition

Oren Semiconductor, Inc.

        On June 10, 2005, we completed our acquisition of Oren Semiconductor, Inc. ("Oren"), a privately-held provider of demodulator ICs for the global high definition television market. Prior to this acquisition, we had made investments in Oren that represented a 17% ownership interest. Under the terms of the acquisition agreement, we acquired the remaining 83% of Oren's outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which we paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million, for total consideration of $41.3 million, to the other stockholders of Oren and to employees holding Oren options. The acquisition was accounted for under the purchase method of accounting.

        Following the completion of the acquisition, the results of operations of Oren have been included in our consolidated financial statements. In addition, we recorded retroactive losses under Accounting Principles Board Opinion 18 ("APB 18"), "The Equity Method of Accounting for Investments in Common Stock", to record the losses on investment of the prior 17% ownership of Oren Semiconductor, Inc. under the equity basis. Accordingly, our results of operations for the years ended December 31, 2007 and 2006 include Oren's operations for the full year; our results of operations for the year ended December 31, 2005 include Oren's operations between June 10, 2005 and December 31, 2005 and $218,000 representing our portion of the losses incurred by Oren between January 1, 2005 and June 10, 2005.

Segments

        Our products are based on highly integrated application-specific integrated circuits and system-on-a-chip solutions. We also license software and other intellectual property. We operate in two reportable segments—Consumer group and Imaging group. The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

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

        We believe the following critical accounting policies require our most significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  We generally recognize product sales to distributors at the time of shipment. However, in some cases we grant rights of return or provide price protection arrangements. We establish a reserve for the estimated allowances and recognize the balance of the product revenue associated with that arrangement upon shipment. The deferred revenue balance from these arrangements at the end of each accounting period was not material.

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

  •
  We have accounted for stock-based compensation using the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") 123(R) (revised 2004), Share-Based Payment ("SFAS 123(R)") SEC Staff Accounting Bulletin ("SAB") 107. We elected to adopt the modified prospective application method as provided by SFAS 123(R). SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of underlying stock. The expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility is reflective of market conditions and a good indicator of expected volatility. Prior to the adoption of SFAS 123(R), we also used historical volatility in deriving the expected volatility assumption. In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). We have elected not to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). We followed paragraph 81 of SFAS 123(R) to calculate the initial pool of excess tax benefits and to determine the subsequent impact on the Additional Paid-In-Capital ("APIC") pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). See Notes 2 and 9 to Consolidated Financial Statements for a detailed description.

  •
  We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 8 to Consolidated Financial Statements, "Commitments and Contingencies", for a detailed description.

  •
  We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The release of our valuation allowance in the fourth quarter of 2007 was determined in accordance with the provisions of SFAS 109, Accounting for Income Taxes ("SFAS 109") which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating income and continuing projected income represent sufficient positive evidence that we now believe that it is more likely than not that our deferred tax assets will be utilized and accordingly, a release of our valuation allowance was recorded in the fourth quarter of 2007.

  •
  We adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") -an Interpretation of FASB Statement No. 109, as of January 1, 2007. Prior to adoption, our policy was to establish reserves that reflected the best estimate of known tax contingencies. FIN No. 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN No. 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of success upon settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and related regulations. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated and percentage changes from period to period:

				Percentage change
	Years ended December 31,
				2007 to 2006	2006 to 2005
	2007	2006	2005
Revenues:
Hardware product revenues	87.8%	81.5%	85.8%	10.3%	18.9%
Software and other revenues	12.2%	11.3%	14.2%	10.2%	0.1%
License revenues related to litigation settlement	—	7.2%	—	*	*

Total revenues	100.0%	100.0%	100.0%	2.3%	25.3%

Cost and expenses:
Cost of hardware product revenues	46.6%	45.6%	47.0%	4.4%	21.5%
Research and development	22.2%	20.0%	22.7%	14.2%	10.3%
Selling, general and administrative	22.2%	22.1%	24.1%	2.4%	15.4%
Amortization of intangible assets	8.5%	10.1%	12.7%	(13.7)%	(0.4)%
Amortization of stock compensation resulting from business combinations	—	—	0.4%	*	*
In-process research and development	—	—	0.7%	*	*

Total costs and expenses	99.5%	97.8%	107.6%	4.1%	14.0%

Operating income (loss)	0.5%	2.2%	(7.6)%	*	*
Interest income	3.2%	2.2%	0.7%	49.3%	326.4%
Other income (loss), net	(0.5)%	0.1%	(0.2)%	*	*

Income (loss) before income taxes	3.2%	4.5%	(7.1)%	*	*
Provision (benefit) for income taxes	(9.8)%	1.2%	0.6%	*	*

Net income (loss)	13.0%	3.3%	(7.7)%

Supplemental Operating Data:
Product gross margin	46.9%	44.0%	45.2%	17.8%	15.7%

(*)
not meaningful

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

        Total revenues increased by $11.6 million, or 2.3%, to $507.4 million in 2007 from $495.8 million in 2006. Total revenues for the year ended December 31, 2006 included $35.8 million in revenues related to the litigation settlement that did not recur. Excluding the litigation settlement revenues, revenues for 2007 increased by $47.4 million compared to the same period in 2006. This increase was a result of a $29.4 million increase in the Consumer segment revenues and an $18.0 million increase in the Imaging segment revenues. The increase in Consumer segment revenues in 2007 was driven by an increase in revenues for Mobile products of $30.4 million or 19.9% offset by decreases in revenues of $0.6 million and $0.4 million for DVD and DTV products respectively. The increase in Imaging segment revenues in 2007 of $18.0 million or 24.0% was due to an increase in hardware product revenues of $12.2 million and an increase in software and other revenues of $5.8 million.

        Hardware product revenues increased by $41.6 million, or 10.3%, to $445.4 million in 2007 from $403.7 million in 2006 reflecting increases of $29.4 million in the Consumer segment and $12.2 million in the Imaging segment. The increase in both the Consumer and Imaging segment revenues were primarily driven by increased unit shipments. Within the Consumer segment, hardware product revenues increased $30.7 million for Mobile products and $0.8 million for DTV products, partially offset by a decrease of $2.1 million for DVD products. The increase in hardware product revenues for Mobile and DTV products was driven by increased unit shipments while the decrease in hardware product revenues for DVD products was due to a decrease in average selling prices.

        Software and other revenues increased by $5.7 million, or 10.2%, to $62.0 million in 2007 from $56.3 million in 2006 primarily due to a $5.8 million increase in Imaging segment revenues driven by a $4.8 million increase in royalty revenue.

Cost of Hardware Product Revenues

        Cost of hardware product revenues were $236.3 million in 2007 compared to $226.3 million in 2006. The increase in costs was primarily a result of the corresponding increase in hardware product revenues. As a percentage of hardware product revenues, hardware product costs were 53.1% in 2007 compared to 56.0% in 2006. The decrease in hardware product costs as a percentage of hardware product revenues in 2007 versus 2006 was associated with lower per unit product costs and a change in product mix as revenues from the lower margin DVD product line represented a smaller proportion of total hardware product revenue with a relative increase in revenue from the higher margin Mobile and Imaging product lines.

Research and Development

        Research and development expenses increased to $113.1 million in 2007 from $99.1 million in 2006, an increase of $14.0 million or 14.2%. The increase in 2007 was primarily due to an increase from fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and continued investments in research and development across all our segments.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses increased to $112.4 million in 2007 from $109.8 million in 2006, representing a 2.4% increase. This increase was primarily due to an increase in legal fees by $3.0 million incurred in connection with the ongoing stock option review and other litigation matters and continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets. SG&A expenses in 2006 included a $3.8 million provision for doubtful accounts to cover slow paying accounts.

Amortization of Intangible Assets

        Amortization expense decreased to $43.2 million in 2007 from $50.1 million in 2006, a decrease of $6.9 million or 13.7% as a portion of our intangible assets became fully amortized during the current year. At December 31, 2007, we had approximately $25.9 million in net intangible assets that we will continue to amortize on a straight line basis through 2010.

Interest and Other Income (Loss)

        The increase in interest and other income in 2007 compared to 2006 reflect higher average cash and investment balances. Other income (loss) in 2007 included foreign currency remeasurement losses as a result of the decline in the value of the U.S. dollar in comparison to currencies in countries in which we operate as well as a write-down of a long-term equity investment in a private company by $2.0 million.

Provision (Benefit) for Income Taxes

        The tax benefit for the year ended December 31, 2007 of $49.8 million reflects a provision of $1.6 million and a benefit of $51.4 million from the release of the valuation allowance at December 31, 2007. We now believe that it is more likely than not that our deferred tax assets will be fully utilized in the future, and accordingly, we released the valuation allowance on those assets at year end. In the fourth quarter of 2007, we determined that the relative weight of positive and negative evidence now supports the conclusion that it is more likely than not that our deferred tax assets will be realized. As a result, the balance sheet now reflects $55.9 million of deferred tax assets. The offsetting benefit was allocated $4.1 million to decrease goodwill and $0.4 million to previously unbenefitted withholding taxes and $51.4 million to deferred tax benefit. The current provision of $1.6 million is primarily due to federal and foreign accrued liabilities. The tax provision for the year ended December 31, 2006 of $5.8 million included a one time charge of $4.3 million for tax expense related to litigation settlement. The remaining tax expense is related to the utilization of previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense along with statutory taxes in our non-U.S. subsidiaries.

        Our effective income tax rate has benefited from the availability of previously unbenefitted NOLs which we have utilized to reduce tax expense for U.S. federal income tax purposes and by our Israel based subsidiary's status as an "Approved Enterprise" under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal NOLs expire at various times between 2017 and 2024, and the benefits from our subsidiary's Approved Enterprise status expire at various times beginning in 2008.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

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

Cost of Hardware Product Revenues

        Cost of hardware product revenues were $226.3 million in 2006 compared to $186.2 million in 2005. The increase in costs was primarily a result of the corresponding increase in hardware product revenues. As a percentage of hardware product revenues, hardware product costs were 56.0% in 2006 compared to 54.8% in 2005. Hardware product costs for 2005 included adjustments resulting in a $9.4 million decrease in inventory. Excluding the benefit of the net reduction in the inventory allowance, hardware product costs as a percentage of hardware product revenues would have been

57.6% in 2005 with no significant change in 2006. The decrease in hardware product costs as a percentage of hardware product revenues in 2006 to 56.0% compared to the adjusted costs of 57.6% in 2005 reflected a change in product mix as revenues from the lower margin DVD product line represented a smaller proportion of total hardware product revenue with a relative increase in revenue from the higher margin Mobile and DTV product lines.

Research and Development

        Research and development ("R&D") expenses increased to $99.1 million in 2006 from $89.8 million in 2005, an increase of 10.3%. The increase in 2006 was primarily due to stock-based compensation expenses of $5.5 million recorded in 2006 as a result of the adoption of SFAS 123(R), compared with stock-based compensation expense of $0.8 million in 2005 prior to the adoption of SFAS 123(R); the inclusion of the operations of Oren which was acquired in June 2005 for the full year in 2006 as well as continued investments in research and development across all of our segments.

Selling, General and Administrative

        Selling, general and administrative expenses increased to $109.8 million in 2006 from $95.2 million in 2005, representing a 15.4% increase. This increase was primarily due to stock-based compensation expenses of $11.3 million recorded in 2006 as a result of the adoption of SFAS 123(R), compared with stock-based compensation expense of $1.7 million in 2005 prior to the adoption of SFAS 123(R); $5.8 million of expenses in connection with the ongoing stock option review, continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets and the inclusion of the operations of Oren which was acquired in June 2005 for the full year in 2006. This increase was partially offset by the reduction of legal fees as a result of the completion of the Mediatek litigation.

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

Amortization of Stock Compensation Resulting from Business Combinations

        As a result of the adoption of SFAS 123(R) during the first quarter of 2006, we now record a charge for all stock-based compensation expenses as described in Note 2 to Notes to Consolidated Financial Statements and no longer record a separate charge for amortization of stock compensation resulting from business combinations. In 2005, we recorded charges of $1.5 million related to the amortization of stock compensation resulting from business combinations primarily as a result of stock options granted in connection with the Oak acquisition.

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

Provision for Income Taxes

        The effective tax rate differs from the U.S. statutory rate primarily due to utilization of previously unbenefitted net operating losses and State of Israel tax benefits on foreign earnings. The provision is primarily due to domestic income offset by previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense. For the year ended December 31, 2006, the Company reduced its income tax reserves by $2.1 million. This was due to an expiring statute of limitations and the settlement of a domestic income tax audit.

        Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS 109, Accounting for Income Taxes ("SFAS 109") which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Historical operating losses and continuing business uncertainty represent sufficient negative evidence which it was difficult for positive evidence to overcome under SFAS No. 109 and accordingly, a full valuation allowance was recorded. If the facts or estimates of future financial results were to change, increasing the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of valuation allowance required in any given period.

Liquidity and Capital Resources

        At December 31, 2007, we had $97.4 million of cash and cash equivalents and $222.4 million of short-term investments. At December 31, 2007, we had $340.4 million of working capital.

        Our operating activities generated cash of $94.9 million during 2007, primarily due to net income of $66.2 million and non-cash items such as amortization of $43.2 million, depreciation of $7.9 million and stock- based compensation expense of $13.9 million. Cash provided by operations also increased due to a $34.1 million increase in accounts payable; $7.8 million increase in accrued expenses and other liabilities due to timing of payments. These increases were partially offset by our deferred tax benefit of $51.9 million due to the release of the deferred tax valuation allowance, an increase in accounts receivable by $15.5 million due to increase in revenues; an increase in inventories by $3.9 million to meet the increasing demand for our products and an increase in prepaid expenses and other assets by $8.1 million.

        Cash used in investing activities was $124.0 million during 2007, principally reflecting the net purchase of investments of $114.1 million. In addition we spent $9.9 million for the purchases of property and equipment.

        Cash provided by financing activities was $26.4 million during 2007 and consisted of proceeds received from issuances of common stock through exercises of employee stock options and proceeds from the sale of stock under our employee stock purchase plan.

        Our operating activities generated cash of $100.0 million during 2006, primarily due to net income of $16.3 million and non-cash items such as amortization of $50.1 million, depreciation of $9.4 million and stock-based compensation expense of $17.3 million. Cash provided by operations also increased due to a net decrease of $27.6 million in accounts receivable due to the timing of collections. These increases were partially offset by a $12.4 million increase in inventories to meet the increasing demand for our products, net decrease in accounts payable, accrued expenses and other liabilities totaling $4.8 million and a $2.0 million increase in prepaid expenses and other assets.

        Cash used in investing activities was $131.1 million during 2006, principally reflecting the net purchase of investments of $122.1 million. In addition we spent $9.0 million for purchases of property and equipment.

        Cash provided by financing activities during 2006 was $52.3 million consisting of proceeds received from issuances of common stock through exercises of employee stock options and proceeds from the sale of stock under our employee stock purchase plan.

        At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flows from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

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

Contractual Obligations

        The following is a summary of fixed payments related to certain contractual obligations (in thousands):

Contractual Obligation	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases and license commitments	$50,447	$8,345	$6,558	$6,000	$6,097	$4,571	$18,876
Purchase commitments	69,864	69,864	—	—	—	—	—

Total	$120,311	$78,209	$6,558	$6,000	$6,097	$4,571	$18,876

        The above table does not reflect unrecognized tax benefits of $26.5 million as a disallowance of these items would be primarily reflected as an adjustment to our deferred tax assets and would not result in a significant impact on our cash balance. Refer to Note 12 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Item 7A—Quantitative and Qualitative Disclosures about Market Risks

        We are exposed to financial market risks including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

        We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in United States dollars. We do not maintain derivative financial instruments. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.

        We account for our investment instruments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as "available-for-sale" under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as "available-for-sale", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax.

        Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates.

Exchange Rate Risk

        We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States' dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States'

dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us.

        A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel and in Asia are transacted in foreign currencies. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Significant fluctuations in currency exchange rates could impact our business in the future.

Item 8—Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zoran Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, in fiscal 2006, the Company changed the manner in which it accounts for share-based compensation. As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, CA
February 29, 2008

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$97,377	$100,034
Short-term investments	222,432	196,195
Accounts receivable, net of allowance for doubtful accounts of $9,193 and $9,265 respectively	58,220	42,640
Inventory	48,992	45,044
Prepaid expenses and other current assets	25,189	10,726

Total current assets	452,210	394,639
Property and equipment, net	17,636	15,673
Deferred income taxes	43,218	—
Other assets and long-term investments	112,632	22,890
Goodwill	168,691	174,259
Intangible assets, net	25,945	69,169

Total assets	$820,332	$676,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,836	$33,767
Accrued expenses and other current liabilities	43,968	46,082

Total current liabilities	111,804	79,849

Other long-term liabilities	20,756	12,784
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2007 and December 31, 2006; 51,407,860 shares issued and outstanding as of December 31, 2007; and 49,433,780 shares issued and outstanding as of December 31, 2006	51	49
Additional paid-in capital	847,597	807,220
Accumulated other comprehensive income	995	4,238
Accumulated deficit	(160,871)	(227,510)

Total stockholders' equity	687,772	583,997

Total liabilities and stockholders' equity	$820,332	$676,630

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Hardware product revenues	$445,370	$403,744	$339,539
Software and other revenues	61,991	56,269	56,219
License revenues related to litigation settlement	—	35,792	—

Total revenues	507,361	495,805	395,758

Costs and expenses:
Cost of hardware product revenues	236,282	226,260	186,172
Research and development	113,140	99,102	89,809
Selling, general and administrative	112,422	109,825	95,206
Amortization of intangible assets	43,224	50,062	50,254
Amortization of stock compensation resulting from business combinations	—	—	1,546
In-process research and development	—	—	2,650

Total costs and expenses	505,068	485,249	425,637

Operating income (loss)	2,293	10,556	(29,879)
Interest income	16,511	11,057	2,593
Other income (loss), net	(2,453)	477	(630)

Income (loss) before income taxes	16,351	22,090	(27,916)
Provision (benefit) for income taxes	(49,835)	5,762	2,356

Net income (loss)	$66,186	$16,328	$(30,272)

Basic net income (loss) per share	$1.32	$0.34	$(0.68)

Diluted net income (loss) per share	$1.29	$0.33	$(0.68)

Shares used to compute basic net income (loss) per share	49,981	48,353	44,267

Shares used to compute diluted net income (loss) per share	51,404	50,099	44,267

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock-Based Compensation		Accumulated Deficit
	Shares	Amount					Total
Balance at December 31, 2004	43,195	$43	$716,317	$(5,414)	$1,389	$(213,566)	$498,769
Issuance of common stock under employee stock plans	1,044	1	9,487	—	—	—	9,488
Issuance of common stock in conjunction with the acquisition of Oren Semiconductor, Inc., net of issuance costs of $89	1,188	1	12,815	—	—	—	12,816
Amortization of deferred stock-based compensation	—	—	(366)	4,821	—	—	4,455
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,668	—	1,668
Net loss	—	—	—	—	—	(30,272)	(30,272)

Balance at December 31, 2005	45,427	45	738,253	(593)	3,057	(243,838)	496,924
Issuance of common stock under employee stock plans	4,007	4	52,266	—	—	—	52,270
Elimination of deferred stock-based compensation upon adoption of SFAS 123(R)	—	—	(593)	593	—	—	—
Stock-based compensation	—	—	17,294	—	—	—	17,294
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,181	—	1,181
Net income	—	—	—	—	—	16,328	16,328

Balance at December 31, 2006	49,434	49	807,220	—	4,238	(227,510)	583,997
Cumulative effect of adopting FIN No. 48 (see Note 12)	—	—	—	—	—	453	453
Issuance of common stock under employee stock plans	1,974	2	26,446	—	—	—	26,448
Stock-based compensation	—	—	13,931	—	—	—	13,931
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(3,243)	—	(3,243)
Net income	—	—	—	—	—	66,186	66,186

Balance at December 31, 2007	51,408	$51	$847,597	$—	$995	$(160,871)	$687,772

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$66,186	$16,328	$(30,272)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	7,898	9,382	10,329
Amortization	43,224	50,062	50,369
Stock based compensation expense	13,931	17,294	4,455
In-process research and development	—	—	2,650
Provision (recoveries) for doubtful accounts	(72)	3,085	4,771
Deferred income taxes	(51,883)	—	—
Loss (gain) on sale of short-term investments	(727)	(2,398)	144
Write down of other assets and long-term investments	2,000	942	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(15,508)	24,449	(14,706)
Inventory	(3,948)	(12,428)	17,630
Prepaid expenses and other current assets and other assets and long-term investments	(8,144)	(2,013)	461
Accounts payable	34,069	(5,233)	4,437
Accrued expenses and other liabilities	7,833	562	1,029

Net cash provided by operating activities	94,859	100,032	51,297

Cash flows from investing activities:
Purchases of property and equipment	(9,861)	(8,997)	(8,492)
Purchases of investments	(467,802)	(357,520)	(45,132)
Sales and maturities of investments	353,699	235,393	61,827
Acquisition of Oren Semiconductor, Inc., net of cash acquired	—	—	(27,567)

Net cash used in investing activities	(123,964)	(131,124)	(19,364)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,448	52,270	9,488

Net cash provided by financing activities	26,448	52,270	9,488

Net increase (decrease) in cash and cash equivalents	(2,657)	21,178	41,421
Cash and cash equivalents at beginning of period	100,034	78,856	37,435

Cash and cash equivalents at end of period	$97,377	$100,034	$78,856

Supplemental information:
Fair value of stock issued in Oren acquisition, net of issuance costs of $89	$—	$—	$12,816

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

        Zoran Corporation ("Zoran" or the "Company") was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio and video products for commercial and consumer markets, digital television applications and digital imaging products. Current applications incorporating Zoran's products and IP include digital versatile disc, or DVD, players and recorders, digital cameras, professional and consumer video editing systems, digital speakers and audio systems, applications that enable the delivery and display of digital video content through a set top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. The Company operates in two reportable segments, Consumer group and Imaging group.

Risk and Uncertainties

        Because the markets that the Company's customers serve are characterized by numerous new product introductions and rapid product enhancements, its operating results may vary significantly from quarter to quarter. During the final production of a mature product, its customers typically exhaust their existing inventories of the Company's products. Consequently, orders for its products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer's transition to commercial production of a replacement product would delay the Company's ability to recover the lost sales from the discontinuation of the related mature product. The Company's customers also experience significant seasonality in the sales of their consumer products, which affects their orders of the Company's products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for the Company's customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of the Company's sales.

        Average selling prices for the Company's products decline over relatively short time periods, while many of its manufacturing costs are fixed. When the Company's average selling prices decline, its revenues decline unless the Company is able to sell more units, and its gross margins decline unless it is able to reduce its manufacturing costs by a commensurate amount. The Company's operating results suffer when gross margins decline. The Company has experienced these problems, and the Company expects to continue to experience them in the future.

        The Company does not operate any manufacturing facilities, and it relies on independent foundries to manufacture substantially all of its products. These independent foundries fabricate products for other companies and may also produce products of their own design. From time to time, there are manufacturing capacity shortages in the semiconductor industry. The Company does not have long-term supply contracts with any of its suppliers, including its principal supplier, Taiwan Semiconductor Manufacturing Company, or TSMC and its principal assembly and test service provider Advance Semiconductor Engineering Inc. Therefore, TSMC and the Company's other suppliers are not obligated to manufacture products for the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

        The Company anticipates that international sales will continue to account for a substantial majority of its total revenues for the foreseeable future. In addition, substantially all of its semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors. The Company is subject to a variety of risks inherent in doing business

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY (Continued)

internationally, including unexpected changes in regulatory requirements; fluctuations in exchange rates; political and economic instability; imposition of tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws.

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

Translation of foreign currencies

        The majority of the Company's purchasing and sales transactions are denominated in U.S. dollars, which is considered to be the functional currency of the Company and its subsidiaries. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company may take action in the future to reduce its foreign exchange risk. Monetary assets and liabilities of the Company's foreign subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. In accordance with SFAS 52, gains and losses arising from the remeasurement of local currency financial statements are included in other income (loss), net. The Company recorded foreign currency remeasurement losses of $1,029,000, $712,000 and $336,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

Revenue recognition

        The Company's policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility is reasonably assured and legal title and risk of ownership has transferred. A provision for estimated

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

future returns and potential warranty liability is recorded at the time revenue is recognized. Warranty expenses in 2007, 2006 and 2005, were immaterial. Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are recognized when the Company's obligations have been met. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company's technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company which typically ranges between one month to one quarter in arrears. Revenue from litigation settlement is recognized in accordance with the terms of the agreement when actual cash payments are received.

        On January 25, 2006, the Company entered into an agreement with MediaTek to settle patent litigation between the companies. In consideration for licenses granted by Zoran, MediaTek agreed to pay Zoran $55 million, of which $44 million was paid in February 2006 and $11 million was paid in April 2006. These two payments, net of amounts attributable to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, were recognized as license revenues related to litigation settlement. Revenues for the year ended December 31, 2006 include $35.8 million in license payments related to the litigation settlement. MediaTek is required to pay quarterly royalties totaling $30 million over a 30-month period that commenced on the date of the agreement based on future sales of covered MediaTek products. These royalty payments, net of amounts payable by Zoran to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, are recognized as software and other revenues as they are received.

Research and development costs

        Research and development expenses are charged to operations as incurred.

Cash equivalents and investments

        All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents.

        All of the Company's investments in marketable securities are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as accumulated other comprehensive income (loss), a component of stockholders' equity. Gains and losses realized upon sales of all such securities are reported in other income. See Note 3.

        When the fair value of an investment declines below its amortized cost, the Company considers all available evidence to evaluate whether an other-than-temporary decline in value has occurred. Among other things, the Company considers the duration and extent to which the market value has declined relative to the cost basis, the economic factors influencing the markets, the relative performance of the investee and its near-term prospects.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At December 31, 2007 and 2006, the Company's marketable securities included corporate debt, U.S. government securities, auction rate securities, foreign bonds, municipal bonds and marketable equity securities. See Note 3.

        Other assets and long-term investments also include notes receivable under convertible promissory notes and non marketable equity investments that totaled to $2,000,000 and $4,235,000 at December 31, 2007 and 2006, respectively. The Company records an impairment charge when the fair value declines below its cost basis. In making this determination the Company considers all available evidence including the historical and projected financial performance and recent funding events which are ascertained from an investee. The Company recorded an impairment charge of $2,000,000 in 2007 and $942,000 in 2006. There were no such charges in 2005.

Concentration of credit risk of financial instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable debt securities and trade accounts receivable. The Company places its cash in banks and cash equivalents consist primarily of certificates of deposit and commercial paper. The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase. Highly rated securities are defined as having a minimum Moody or Standard & Poor's rating of A2 or A respectively. The average maturity of the portfolio shall not exceed 24 months. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

        The Company markets integrated circuits and technology to manufacturers and distributors of electronic equipment primarily in North America, Europe and the Pacific Rim. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. Management believes that any risk of loss is significantly reduced due to the diversity of its customers and geographic sales areas. As of December 31, 2007, three customers accounted for approximately 11%, 11% and 10% of the net accounts receivable balance, respectively. As of December 31, 2006, four customers accounted for approximately 13%, 12%, 10% and 10% of the net accounts receivable balance, respectively.

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

Property and equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years for computer equipment, five years for furniture, machinery and equipment and three years for software. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining term of the lease.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        In accordance with SFAS 142 Goodwill and Other Intangible Assets ("SFAS 142") goodwill is not amortized. The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has three reporting units.

Other intangibles

        Other intangible assets were recorded in connection with the acquisitions of Oak Technology, Inc., Emblaze Semiconductor, Ltd. and Oren Semiconductor, Inc. and are amortized on a straight-line basis over the estimated periods of benefit, which range between two and five years.

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

Income taxes

        The Company follows the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

        The Company's effective income tax rate has benefited from the availability of previously unbenefitted net operating losses which the Company has utilized for U.S. federal income tax purposes and by the Company's Israel based subsidiary's status as an "Approved Enterprise" under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company's operations in Israel. The Company's U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from the Company's subsidiary's Approved Enterprise status expire at various times beginning in 2008.

        Realization of deferred tax assets is based on the Company's ability to generate sufficient future taxable income. As of December 31, 2007, historical operating income and projected future profits represent sufficient positive evidence that the Company's deferred tax assets will more likely than not be realized and accordingly, the valuation allowance has been released.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

        In accordance with SFAS 128, Zoran reports Earnings Per Share ("EPS"), both basic and diluted, on the consolidated statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes common stock issuable upon the exercise of stock options, employee stock purchase plan and restricted stock units. See Note 11.

Stock- based compensation

        Effective January 1, 2006, Zoran adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provided the pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123").

Periods Prior to the Adoption of SFAS 123(R)

        Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosures.

        Had compensation cost for the Company's option and stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2005 would have been as follows (in thousands, except per share data):

Year Ended December 31, 2005
Net loss	$(30,272)
Adjustments:
Stock-based compensation expense included in net loss	4,455
Stock-based compensation expense determined under the fair value method	(28,262)

Pro forma net loss	$(54,079)

Pro forma net loss per share:
Basic	$(1.22)

Diluted	$(1.22)

Net loss per share:
Basic	$(0.68)

Diluted	$(0.68)

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For purposes of this pro forma disclosure, the value of the options were estimated using the accelerated amortization method under FASB issued Interpretation No. 28 ("FIN No. 28"), over the respective vesting periods of the awards. Due to the valuation allowance provided on the Company's deferred tax assets during the period presented, the Company has not recorded any tax benefits attributable to pro forma stock-based compensation.

        The Company provides information regarding the methodology and assumptions used for the above pro forma disclosure in Note 9.

Impact of SFAS 123(R)

        During the years ended December 31 2007 and 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS 123(R). For these awards, the Company recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the years ended December 31, 2007 and 2006 has been reduced for estimated forfeitures. The adoption of SFAS 123(R) resulted in a one-time cumulative benefit of $314,000 in 2006 related to unvested awards for which compensation expense had already been recorded.

        The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the years ended December 31, 2007 and 2006 as recorded in accordance with SFAS 123(R) (in thousands):

	Year ended December 31,
	2007	2006
Cost of hardware product revenues	$447	$526
Research and development	4,913	5,509
Selling, general and administrative	8,571	11,259

Total costs and expenses	$13,931	$17,294

Segment reporting

        SFAS 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision-maker is considered to be the Chief Executive Officer.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's products are based on highly integrated application-specific integrated circuits and system-on-a-chip solutions. The Company also licenses certain software and other intellectual property. The Company has two reportable segments—Consumer group and Imaging group.

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

        The following are the components of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2007	2006	2005
Net income (loss)	$66,186	$16,328	$(30,272)
Change in unrealized gain (loss) on investments	(3,243)	1,181	1,668

Total comprehensive income (loss)	$62,943	$17,509	$(28,604)

        The components of accumulated other comprehensive income (loss) as of December 31, 2007, 2006 and 2005 consisted of the unrealized gain (loss) on marketable securities, net of related taxes.

Recent accounting pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 141 (revised 2007), Business Combinations, ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

        In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3 ("EITF 07-3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contractual arrangement should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF 07-3 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement expands the standards under SFAS 157, Fair Value Measurements ("SFAS 157") to provide entities the one-time election to measure financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option under SFAS 157. The provisions of SFAS 159 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

        In September 2006, the FASB issued SFAS 157, which defined fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company for fiscal years beginning January 1, 2008. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

NOTE 3—MARKETABLE SECURITIES

        The Company's portfolio of marketable securities at December 31, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$162,339	$580	$(305)	$162,614
Auction rate securities	85,350	—	—	85,350
U.S. government and agency securities	36,290	206	—	36,496
Foreign and municipal bonds	17,421	55	(1)	17,475
Certificates of deposit	3,994	4	(1)	3,997

Total fixed income securities	305,394	845	(307)	305,932
Publicly traded equity securities	1,393	457	—	1,850

	306,787	1,302	(307)	307,782
Less: Auction rate securities included in other assets and long-term investments	(85,350)	—	—	(85,350)

Total short-term investments	$221,437	$1,302	$(307)	$222,432

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—MARKETABLE SECURITIES (Continued)

        The Company's portfolio of marketable securities at December 31, 2006 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$93,186	$10	$(234)	$92,962
U.S. government and agency securities	42,822	7	(141)	42,688
Auction rate securities	37,550	—	—	37,550
Foreign and municipal bonds	12,927	1	(13)	12,915
Certificates of deposit	3,989	—	(11)	3,978

Total fixed income securities	190,474	18	(399)	190,093
Publicly traded equity securities	1,483	4,619	—	6,102

Total short-term investments	$191,957	$4,637	$(399)	$196,195

        The following table summarizes the maturities of the Company's fixed income securities at December 31, 2007 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$80,499	$80,408
Due in 1 to 2 years	87,321	87,686
Due in 2 to 5 years	52,224	52,488
Greater than 5 years*	85,350	85,350

Total fixed income securities	$305,394	$305,932

    *
    Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over five years. These securities are included in other assets and long-term investments at December 31, 2007.

        The Company's investments at December 31, 2007 also include high-grade auction rate securities primarily consisting of government guaranteed student loans. Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During February 2008, some of the auction rate securities failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company has classified all auction rate securities as long-term assets in the consolidated balance sheet as of December 31, 2007.

        Gross realized gains on sales of marketable securities were $809,000; $2,398,000 and $143,000 in 2007, 2006 and 2005, respectively. Gross realized losses on sales of marketable securities were $82,000; $0 and $287,000 in 2007, 2006 and 2005, respectively.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—MARKETABLE SECURITIES (Continued)

        Interest income on cash and marketable securities was $16,511,000; $11,057,000 and $2,593,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 4—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
	2007	2006
Accounts receivable:
Trade	$67,413	$51,905
Less: allowance for doubtful accounts	(9,193)	(9,265)

	$58,220	$42,640

	December 31,
	2007	2006
Inventory:
Purchased parts and work in process	$28,498	$18,748
Finished goods	20,494	26,296

	$48,992	$45,044

	December 31,
	2007	2006
Property and equipment:
Computer equipment	$15,467	$13,992
Office equipment and furniture	4,257	4,079
Machinery and equipment	14,821	12,910
Software	28,252	29,397
Building and leasehold improvements	8,115	6,157

	70,912	66,535
Less: accumulated depreciation and amortization	(53,276)	(50,862)

	$17,636	$15,673

	December 31,
	2007	2006
Accrued expenses and other liabilities:
Accrued payroll and related expenses	$25,979	$19,873
Accrued royalties	2,367	3,134
Income taxes payable	3,105	7,579
Deferred revenue	4,217	4,360
Other accrued liabilities	8,300	11,136

	$43,968	$46,082

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE5—GOODWILL AND OTHER INTANGIBLE ASSETS

        For each of the years ended December 31, 2007, 2006 and 2005, the Company performed the annual analysis and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill.

Components of Acquired Intangible Assets (in thousands):

		December 31, 2007			December 31, 2006
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(175,451)	$20,054	$195,505	$(142,658)	$52,847
Patents	3-5	40,265	(36,961)	3,304	40,265	(29,500)	10,765
Customer base	3-5	13,860	(12,043)	1,817	13,860	(9,583)	4,277
Tradename and others	3-5	3,350	(2,580)	770	3,350	(2,070)	1,280

Total		$252,980	$(227,035)	$25,945	$252,980	$(183,811)	$69,169

        Estimated future intangible amortization expense, based on current balances, as of December 31, 2007 is as follows (in thousands):

Year ending December 31,	Amount
2008	$23,315
2009	1,820
2010	810

Total	$25,945

        Changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows (in thousands):

Amount
Balance at December 31, 2005	$182,662
Adjustment to goodwill*	(8,403)

Balance at December 31, 2006	174,259
Adjustment to goodwill*	(5,568)

Balance at December 31, 2007.	$168,691

    *
    The adjustment to goodwill in 2007 and 2006 is related to the realization of certain pre-acquisition tax net operating losses. Realization of these net operating losses is reported as an adjustment to goodwill in accordance with FAS 109.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill by reportable segment was as follows (in thousands):

	December 31, 2007	December 31, 2006
Consumer	$164,494	$169,060
Imaging	4,197	5,199

	$168,691	$174,259

NOTE 6—RESEARCH AND DEVELOPMENT ARRANGEMENTS

        The Company is a party to certain research and development agreements with the Chief Scientist in Israel's Ministry of Industry and Trade Department (the "Chief Scientist") and the Israel-United States Binational Industrial Research and Development Foundation ("BIRDF"), which fund up to 50% of incurred project costs for approved products up to specified contract maximums. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 3% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses incurred in Israel are net of these grants, which fluctuate from period to period. The Company received $27,000 as grants in 2007. There were no grant receipts in 2006 and 2005.

NOTE 7—DEVELOPMENT CONTRACTS

        The Company has generated a portion of its total revenues from development contracts, primarily with key customers. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $1,134,000 in 2007, $2,713,000 in 2006 and $3,193,000 in 2005. In addition, from time to time, the Company enters into non-refundable joint development projects in which the Company's customers reimburse the Company for a portion of our development costs. The Company records such reimbursement of development costs as an offset to research and development expenses as the Company retains ownership of the intellectual property developed by it under these development arrangements. During 2007, 2006 and 2005, the Company received approximately $1,800,000; $370,000 and $1,213,000 in such reimbursements.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

Lease and license commitments

        The Company rents facilities under various lease agreements expiring through 2017. Rent expense for 2007, 2006 and 2005 totaled approximately $6,771,000, $5,394,000 and $5,566,000, respectively. The Company also entered into a time based license agreement for the right to use certain intellectual property. Future minimum lease and license payments required under non-cancelable agreements at December 31, 2007 are as follows: (in thousands)

Year ending December 31,	Amount
2008	$8,345
2009	6,558
2010	6,000
2011	6,097
2012	4,571
Thereafter	18,876

Total	$50,447

Legal proceedings

        Matters Related to Historical Stock Option Practices:    As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company's current and former directors and officers relating to the Company's historical accounting for stock options. It is not possible for the Company to quantify the extent of the potential liability, if any.

        Pfeiffer v. Zoran Corporation et al.    On September 7, 2006, a purported shareholder derivative action was filed by Milton Pfeiffer against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duties.

        Gerald del Rosario v. Aharon et al.    On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duty. On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action. The Court selected del Rosario as lead plaintiff and approved lead plaintiff's selection of counsel for the consolidated derivative action. Plaintiffs filed a consolidated amended complaint on March 14, 2007. On June 5, 2007 the Court issued an order granting in part and denying in part defendants' motion to dismiss. The case is currently in the discovery phase. On September 11, 2007, the parties participated in a court-ordered mediation session. On February 26, 2008, the parties reached an agreement in principle to settle the action. The settlement remains subject to court approval.

        Barone v. Gerzberg et al.; Durco v. Gerzberg et al.    On October 23, 2006, two purported shareholder derivative actions were filed by Moshe Barone and John Durco against Zoran as a nominal defendant and certain of its current and former officers and directors in the California Superior Court of Santa Clara County, alleging, among other things, violations of state securities laws and breaches of fiduciary

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

duty. On January 24, 2007 the Court consolidated the Barone and Durco actions, appointed Messrs. Barone and Durco as co-lead plaintiffs and approved their selection of counsel for the consolidated derivative action. The co-lead plaintiffs filed a consolidated amended complaint on March 26, 2007. On June 15, 2007 the Court issued an order staying all proceedings until further order of the Court.

        U.S. Attorney Investigations:    On July 3, 2006, Zoran disclosed in a press release that it received a grand jury subpoena from the office of the U.S. attorney for the Northern District of California requesting documents from 1995 through the present referring to, relating to or involving stock options. Zoran intends to continue cooperating fully with investigations by the U.S. Attorney, or any other government regulator relating to historical stock option practices.

        Zoran Corporation v. ArcSoft, Inc.    On February 20, 2007, the Company filed a complaint against ArcSoft Inc., in the California Superior Court for the County of Alameda, seeking payment of $4,000,000 in principal under four separate convertible promissory notes, together with accrued interest thereon in the amount of approximately $528,000. The notes represent amounts loaned by the Company to ArcSoft in 2004. At that time, the Company also entered into a business arrangement with ArcSoft involving the licensing and grant of certain rights to ArcSoft related to a product then under development and related agreements regarding the continued development and commercialization of the product. On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses. ArcSoft also filed a cross-complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6,900,000. The Company filed an answer to ArcSoft's cross-complaint denying liability and asserting various affirmative defenses. The Company also filed a cross-complaint alleging various breach of contract claims against ArcSoft. On August 1, 2007, the Court denied the Company's application for a writ of attachment and its petition to compel arbitration of the dispute. On November 9, 2007, the parties held a mediation, which did not result in resolution of the litigation. Trial is currently scheduled to begin on July 7, 2008.

        Indemnification Obligations.    Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company's historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of the Company's certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of its current and former directors, officers and employees.

        Other Legal Matters.    The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS' EQUITY

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

2000 Nonstatutory Stock Option Plan

        The Company's 2000 Nonstatutory Stock Option Plan (the "2000 Option Plan") was adopted by the Board of Directors of the Company in October 2000. A total of 450,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan. The options to purchase preferred stock automatically converted to options to purchase common stock upon the amendment of the Company's certificate of incorporation to affect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000. A total of 13,325,000 shares of common stock were reserved for issuance under the 2000 Option Plan. The 2000 Option Plan provided for grants of options to employees or consultants. The 2000 Option Plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to the Company's right to repurchase the associated stock at the option exercise price lapsing during the course of original vesting schedule. The option price for shares granted under the 2000 Option Plan was typically equal to the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant and the right to exercise an option generally terminates three months after termination of employment. The 2000 Stock Option Plan was terminated in 2005 and was replaced by the 2005 Equity Incentive Plan.

1995 Outside Directors Stock Option Plan

        The Company's Outside Directors Stock Option Plan (the "1995 Directors Plan") was adopted by the Company's Board of Directors in October 1995, and was approved by its stockholders in December 1995. A total of 525,000 shares of Common Stock were reserved for issuance under the 1995 Directors Plan. The 1995 Directors Plan provided for the grant of nonstatutory stock options to nonemployee directors of the Company. The 1995 Directors Plan provided that each new nonemployee director would automatically be granted an option to purchase 30,000 shares on the date the optionee first became a nonemployee director (the "Initial Grant"). Thereafter, on the date immediately following each annual stockholders' meeting, each nonemployee director who was reelected at the meeting to an additional term was granted an additional option to purchase 15,000 shares of Common Stock if, on

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

such date, he or she had served on the Company's Board of Directors for at least six months (the "Annual Grant"). Initial Grants were exercisable in four equal annual installments, and each Annual Grant became exercisable in full one year after the date of grant, subject to the director's continuous service. The exercise price of all stock options granted under the 1995 Directors Plan was equal to the fair market value of the Company's Common Stock on the date of grant. Options granted under the 1995 Directors Plan have a term of ten years. This plan was terminated in July 2005 and was replaced by the 2005 Outside Directors Equity Plan.

2005 Equity Incentive Plan

        The 2005 Equity Incentive Plan (the "2005 Plan") was adopted by the Board of Directors in May 2005 and replaced the 1993 Stock Option Plan, which expired in 2003, and the 2000 Nonstatutory Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Plan in July 2005. A total of 4,556,663 shares of the Company's common stock is authorized for issuance pursuant to awards granted under the 2005 Plan. Such awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred stock units and other stock-based or cash-based awards. The 2005 Plan is generally administered by the Compensation Committee of the Board of Directors and has a term of 10 years. Participation in the 2005 Plan is limited to employees and consultants of Zoran and its subsidiaries and other affiliates.

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

        At December 31, 2007, 2,282,750 shares of the Company's common stock were available for the grant of the options and other awards under the 2005 Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

2005 Outside Directors Equity Plan

        The 2005 Outside Directors Equity Plan (the "2005 Directors Plan") was adopted by the Board of Directors in May 2005 and replaced the 1995 Outside Directors Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Directors Plan in July

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

2005. A total of 600,000 shares of the Company's common stock are reserved for issuance pursuant to awards granted under the 2005 Directors Plan. Such awards may include stock options, stock appreciation rights, restricted stock units and deferred stock units. The 2005 Directors Plan is generally administered by the Board of Directors and has a term of 10 years. Participation in the 2005 Directors Plan is limited to non-employee members of the Zoran Board of Directors ("outside directors"). The 2005 Directors Plan provides that the number of shares remaining available for issuance will be reduced by 1.3 shares for each one share of Zoran common stock subject to a full value award granted under the 2005 Directors Plan.

        Awards under the 2005 Directors Plan are granted by the Board of Directors to all outside directors on a periodic, nondiscriminatory basis within limits prescribed by the 2005 Directors Plan. Subject to appropriate adjustment for any change in the Company's capital structure, awards granted to any outside director in any fiscal year may not exceed 20,000 shares, increased by one or more of the following: 40,000 shares upon an outside director's initial election, 10,000 shares for service as Chairman of the Board or Lead Director, 5,000 shares for service on a Board committee as chairman and 2,500 shares for service on a Board committee other than as chairman. Stock options, stock appreciation rights, restricted stock units and deferred stock units granted under the Directors Plan are generally subject to terms substantially similar to those applicable to the same type of award granted under the 2005 Plan.

        At December 31, 2007, 300,000 shares of the Company's common stock were available for the grant of the options and other awards under the 2005 Directors Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes the Company's stock option activity for the years ended December 31, 2007, 2006 and 2005. The weighted average exercise price for each category presented is also shown in the table below:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2004	12,845,757	$17.06
Granted	2,296,315	$11.63
Exercised	(555,106)	$9.26
Canceled	(1,631,381)	$17.95

Balances, December 31, 2005	12,955,585	$16.32
Granted	363,065	$21.13
Exercised	(3,683,846)	$13.53
Canceled*	(1,538,460)	$22.75

Balances, December 31, 2006	8,096,344	$16.58
Granted	1,467,890	$20.33
Exercised	(1,688,257)	$13.84
Canceled	(172,906)	$15.41

Balances, December 31, 2007	7,703,071	$17.92

    *
    Includes 1,060,536 underwater options exchanged for restricted shares and restricted stock units. See "Restricted Shares and Restricted Stock Units" below.

        Significant option groups outstanding as of December 31, 2007 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value ('000)	Shares Underlying Options at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value ('000)
$0.00 to $9.99	370,767	4.08	$6.66	$5,876	355,767	3.95	$6.56	$5,674
$10.00 to $11.99	937,015	6.36	$10.55	11,208	937,015	6.39	$10.55	11,208
$12.00 to $14.99	1,274,951	5.56	$13.38	11,646	1,125,230	5.28	$13.33	10,325
$15.00 to $19.99	2,753,072	7.45	$18.21	11,826	1,525,742	6.02	$17.11	8,232
$20.00 to $25.99	1,974,815	6.20	$23.95	476	1,645,242	5.56	$24.20	191
$26.00 to $46.53	392,451	2.76	$28.56	—	388,322	2.70	$28.57	—

Total	7,703,071	6.28	$17.92	$41,032	5,977,318	5.47	$17.44	$35,630

        As of December 31, 2007, the Company had 7,314,999 shares fully vested and expected to vest, after estimated forfeitures, with a remaining contractual life of 6.11 years, weighted average exercise price of $17.92 and aggregate intrinsic value of $39,144,000.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        The weighted average grant date fair value of options, as determined under SFAS 123(R), granted during the years ended December 31, 2007 and 2006 was $11.70 and $11.46 per share, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2005 as defined by SFAS 123 was $6.62 per share.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $22.51 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of December 31, 2007 was 4,062,000.

        The total intrinsic value of options exercised during the year ended December 31, 2007 was $16,062,000. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2007 was approximately $23,316,000. In connection with these exercises, the Company did not realize any tax benefit due to the valuation allowance on its deferred tax assets which was not released until the end of the year.

        As of December 31, 2007, the Company had $14,805,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated period of 2.25 years.

Tender Offer to Amend Certain Options

        Pursuant to a tender offer that expired on July 2, 2007, the Company amended outstanding options covering approximately 204,556 shares of Zoran common stock to increase the per-share exercise price of each such option to the fair market value of a share of Zoran common stock on the remeasured grant date of that option. Under the tender offer, current employees subject to taxation in the United States had the opportunity to increase the per-share exercise price of the eligible options so that those options will not be subject to adverse tax consequences under Internal Revenue Code Section 409A. In addition, participants in the tender offer whose eligible options were so amended were eligible for cash bonuses in the aggregate amount of $423,000 to compensate them for the higher per-share exercise prices. The cash bonuses were paid on January 4, 2008 and were accrued as of December 31, 2007. The Company recorded $120,000 as expense in 2007 related to the amendment of eligible options for the incremental fair value representing the excess of the fair value of the replacement award and cash bonuses over the fair value of the cancelled award.

        The Company settles employee stock option exercises with newly issued common shares.

        For purposes of the disclosure requirements of SFAS 123 and the requirements of SFAS 123(R), the Company estimates the fair value of stock options using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Stock Option Plans			Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Average expected term (years)	5.4	5.7	3.9	1.27	1.25	1.25
Expected volatility	60%	70%	68%	46%	57%	46%
Risk-free interest rate	3.8% to 4.8%	4.6% to 5.0%	3.8% to 4.4%	4.9%	2.3%	2.9% to 4.3%
Dividend yield	0%	0%	0%	0%	0%	0%

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        Expected Term:    The expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on the Company's historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

        Expected Volatility:    The Company uses historical volatility in deriving its volatility assumption. Management believes that historical volatility appropriately reflects the market's expectations of future volatility.

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

Restricted Shares and Restricted Stock Units

        Restricted shares and restricted stock units are granted under the 2005 Plan. As of December 31, 2007, there was $155,000 of total unrecognized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the vesting period of two to four years.

        The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted-average grant-date fair value
Balances, December 31, 2005	65,333	$13.59
Granted	197,433	$21.56
Released	(64,986)	$19.56
Forfeited	(8,064)	$21.56

Balances, December 31, 2006	189,716	$19.50
Granted	5,000	$20.31
Released	(101,328)	$19.95
Forfeited	(16,043)	$21.56

Balances, December 31, 2007	77,345	$18.53

Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company's Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an "employee stock

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

purchase plan" under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 2007 and 2006, 184,495 and 263,349 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $16.75 and $9.16 per share, respectively. As of December 31, 2007, 2,126,952 shares were reserved and available for issuance under this plan.

NOTE 10—RETIREMENT AND EMPLOYEE BENEFIT PLANS

        The Company maintains a 401(k) Plan that covers substantially all of the Company's U.S. employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code. The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee's eligible contribution up to a maximum employer match of $2,000 per year per employee. Approximately $519,000, $525,000 and $235,000 in matching contributions were recorded during 2007, 2006 and 2005, respectively.

        Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company's severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee's employment, is reflected in the Company's balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets and long-term investments. The severance pay expenses (benefit) for the years ended December 31, 2007, 2006 and 2005 were $(3,000), $979,000 and $645,000, respectively.

        The severance pay detail is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Accrued severance	$13,251	$11,052	$7,690
Less: amount funded	(12,457)	(9,702)	(6,404)

Unfunded portion, net accrued severance pay	$794	$1,350	$1,286

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2007	2006	2005
Net income (loss)	$66,186	$16,328	$(30,272)
Shares:
Weighted average shares outstanding	49,981	48,353	44,267
Effect of dilutive options, ESPP and restricted stock units	1,423	1,746	—

Dilutive weighted average shares	51,404	50,099	44,267

Net income (loss) per share:
Basic	$1.32	$0.34	$(0.68)

Diluted	$1.29	$0.33	$(0.68)

        For the years ended December 31, 2007, 2006 and 2005 outstanding options and restricted stock units totaling 3,356,000, 3,086,000 and 13,000,000 shares, respectively, were excluded from the calculation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

NOTE 12—INCOME TAXES

        The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2007	2006	2005
Current:
Domestic	$17,941	$(754)	$(49,313)
Foreign	(1,590)	22,844	21,397

	$16,351	$22,090	$(27,916)

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        The components of the provision (benefit) for income taxes are as follows:

	December 31,
	2007	2006	2005
Current:
Federal	$802	$4,463	$896
State	65	(623)	(183)
Foreign	731	1,922	1,643

	$1,598	$5,762	$2,356

Deferred:
Federal	$(44,055)	$—	$—
State	(4,583)	—	—
Foreign	(2,795)	—	—

	(51,433)	—	—

Total income tax expense (benefit)	$(49,835)	$5,762	$2,356

        The tax provision differs from the amounts obtained by applying the statutory U.S. Federal Income Tax Rate to income taxes as shown below.

	December 31,
	2007	2006	2005
Tax provision (benefit) at U.S. statutory rate	$5,559	$7,511	$(9,491)
Foreign earnings	1,272	(6,016)	(5,632)
State taxes net of federal benefit	43	259	98
Other differences not benefited	—	5,234	16,145
Stock compensation and other permanent differences	1,074	(1,597)	1,214
Alternative minimum tax	22	371	22
Deferred tax assets—release of valuation allowance	(57,805)	—	—

Total income tax expense (benefit)	$(49,835)	$5,762	$2,356

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        Deferred income tax assets comprise the following:

	December 31,
	2007	2006	2005
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$35,437	$66,218	$101,820
Tax credits	8,744	43,102	30,859
Nondeductible reserves and accruals	16,844	8,782	9,923

Total deferred tax assets	61,025	118,102	142,602
Deferred tax liabilities:
Nondeductible intangible assets	(5,096)	(17,964)	(34,964)

Deferred tax assets	55,929	100,138	107,638
Valuation allowance	—	(100,138)	(107,638)

Net deferred tax assets	$55,929	$—	$—

        At December 31 2007, the Company determined that the relative weight of positive and negative evidence supports that it is more likely than not that the Company's deferred tax assets will be realized and accordingly the Company released it's valuation allowance. The balance sheet currently reflects $55,929,000 of net deferred tax assets. The offsetting benefit was allocated $4,046,000 to decrease goodwill, $446,000 to withholding taxes not previously recognized and $51,437,000 to deferred tax benefit. As of December 31, 2007, the Company had net operating loss carryforwards or NOLs of approximately $141,277,000 for federal, $32,452,000 for state tax, and $77,012,000 in foreign jurisdictions. The federal NOLs expire on various dates between 2017 and 2024. The state NOLs expire beginning in 2012 and the foreign NOLs do not expire. As of December 31, 2007, the Company had tax credits of approximately $5,721,000 for federal and $4,156,000 for state tax purposes, which expire beginning in 2008.

        The decrease in the deferred tax assets attributable to loss carryforwards in 2007 is attributable to these assets being utilized to offset income in 2007. As part of the valuation allowance release assessment, the Company determined that a significant amount of the credits associated with acquired companies were not realizable. In accordance with SFAS123R the Company has derecognized $18,666,000 of deferred tax assets associated with NOLs that are attributable to excess tax benefits from stock options. Upon realization, the benefit associated with these NOLs will increase additional paid-in capital.

        The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48")—an interpretation of SFAS 109 on January 1, 2007. As a result of the implementation of FIN No. 48 the Company reduced its tax liability by $1,633,000 with an offsetting decrease of $453,000 to opening accumulated deficit, and a decrease in goodwill of $1,180,000. Additionally, the Company decreased deferred tax assets and their associated valuation allowance by $12,749,000. The adoption resulted in a reclassification of certain tax liabilities from current to non-current. As of December 31, 2007, the Company has $26,511,000 of unrecognized tax benefits. If fully recognized in the future, $22,878,000 would benefit the Company's effective tax rate and $3,633,000 would decrease goodwill. In addition, as part of our FIN No. 48 analysis, the Company

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

reviewed its historical R&D credits and determined that the tax return value of those credits should be reduced.

        The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$27,500
Additions for tax positions in prior years	4,454
Decreases for tax positions in prior years	(6,957)
Current period unrecognized tax positions	1,855
Expiration of the statute of limitations for assessment of taxes	(341)

Balance at December 31, 2007	$26,511

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. The tax years 2003 through 2006 remain open to examination by the majority of taxing jurisdictions to which the Company is subject. During the second quarter of 2007 the Company was contacted by the ITA (Israel Tax Authority) about an audit of the Company's 2003, 2004 and 2005 tax returns. It is possible that the audit will result in a positive or negative adjustment to the Company's unrecognized tax benefits within the next 12 months. The Company is unable to estimate the range of the benefit or detriment as of December 31, 2007. The Company continues to account for tax related interest and penalties as part of the income tax provision. At December 31, 2007, and 2006 accrued interest and penalties were immaterial. As part of the analysis completed to release the valuation allowance, the Company determined that there were various FIN No. 48 implications to the tax loss carryforwards and tax credits that resulted in the establishment of a FIN No. 48 reserve of $4.5 million on certain tax losses and the reversal of a previously established reserve of $6.9 million on certain tax credit carryforwards due to the reversal of the underlying asset in the deferred tax asset table above.

        The Company has not provided for federal income tax on approximately $56.5 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. If the Company did not intend to permanently reinvest this amount outside the U.S. it would calculate a deferred tax liability of approximately $19.8 million related to the U.S. taxes that would be due upon repatriation.

        The Company's Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli Law for the Encouragement of Capital Investments, 1959, as amended. The Company has eight approved programs pursuant to this law; the first was approved in 1984 and the most recent was approved in 2004. Income subject to this program is exempt from tax for two/four years from the first year in which the Company has taxable income, net of NOLs, and is taxed at a rate of 10% for eight/six years thereafter. Benefits under the programs are granted for a period of ten years limited to the earlier of fourteen years from application or twelve years from commencement of production. Benefits for the eighth program will expire on 2014. The benefit of these Approved Enterprise programs was $1.8 million and $7.8 million to the Company's net income in 2007 and 2006 respectively and

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

$5.7 million to the Company's net loss in 2005. The impact of this benefit on basic and diluted net income (loss) per share was $0.04, $0.16 and $0.13 per share for 2007, 2006 and 2005, respectively.

NOTE 13—SEGMENT REPORTING

        SFAS 131 establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision-maker is considered to be the Chief Executive Officer.

        The Company's products are based on highly integrated application-specific integrated circuits and system-on-a-chip solutions. The Company also licenses certain software and other intellectual property. The Company has two reportable segments—Consumer group and Imaging group.

        The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

        The Company evaluates reportable segment performance based on revenues and operating expenses of these segments. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. No reportable segments have been aggregated.

        Information about reportable segment income or loss is as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Revenues:
Consumer	$414,557	$420,990	$310,695
Imaging	92,804	74,815	85,063

	$507,361	$495,805	$395,758

Operating expenses:
Consumer	$393,641	$374,435	$312,488
Imaging	68,203	60,752	58,699

	$461,844	$435,187	$371,187

Contribution Margin:
Consumer	$20,916	$46,555	$(1,793)
Imaging	24,601	14,063	26,364

	$45,517	$60,618	$24,571

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT REPORTING (Continued)

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Contribution margin from reportable segments	$45,517	$60,618	$24,571
Amortization of intangible assets	(43,224)	(50,062)	(50,254)
Amortization of stock compensation resulting from business combinations	—	—	(1,546)
In-process research and development	—	—	(2,650)

Total operating income (loss)	$2,293	$10,556	$(29,879)

        Zoran maintains operations in Canada, China, Germany, India, Israel, Japan, Korea, Taiwan, the United Kingdom and United States. Activities in Israel and United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

        The geographic distribution of net revenues for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenue from unaffiliated customers originating from:
China	$201,686	$165,611	$156,737
Japan	93,707	109,066	111,370
Korea	25,623	28,544	24,865
Taiwan	124,805	127,311	51,900
United States	33,207	35,949	24,201
Other	28,333	29,324	26,685

	$507,361	$495,805	$395,758

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SEGMENT REPORTING (Continued)

        The distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2007 and 2006 was as follows (in thousands):

	December 31,
	2007	2006
Identifiable assets:
U.S.	$642,276	$506,885
Israel	167,579	162,473
China	3,934	2,744
Japan	1,834	1,867
Taiwan	1,442	271
Canada	839	274
Korea	772	578
United Kingdom	555	831
Other	1,101	707

	$820,332	$676,630

Property and equipment, net:
U.S.	$6,751	$6,080
Israel	6,531	6,219
China	2,041	1,367
Taiwan	944	611
Japan	397	548
United Kingdom	244	261
Canada	225	197
Korea	204	132
Other	299	258

	$17,636	$15,673

        One customer accounted for 13%, 12% and 10% of total revenues in 2007, 2006 and 2005 and had accounts receivable balance of 11% and 10% as of the end of 2007 and 2006.

NOTE 14—ACQUISITION

Oren Semiconductor, Inc.

        On June 10, 2005, Zoran completed the acquisition of Oren Semiconductor, Inc. ("Oren"), a privately-held provider of demodulator ICs for the global high definition television market. Prior to this acquisition, Zoran had made investments in Oren that represented a 17% ownership interest. Under the terms of the acquisition agreement, Zoran acquired the remaining 83% of Oren's outstanding stock by means of a merger of Oren with a wholly-owned subsidiary of Zoran, in consideration for which Zoran paid an aggregate of $28.4 million in cash and issued 1,188,061 shares of Zoran common stock valued at $12.9 million for total consideration of $41.3 million, to the other stockholders of Oren and to employees holding Oren options. The Company considered the requirements under Accounting Principles Board Opinion 18 ("APB 18"), The Equity Method of Accounting for Investments in Common

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—ACQUISITION (Continued)

Stock, to retroactively record the gains or losses on investment of the prior 17% ownership under the equity basis.

        The primary purpose of the acquisition was to obtain Oren's demodulator IC technology for the global high definition television market. This technology was combined with Zoran's digital television technology to deliver a complete and cost-effective system solution for digital television makers.

        The transaction was accounted for under SFAS 141, Business Combinations, using the purchase method of accounting. The Company incurred approximately $375,000 for acquisition-related costs consisting of financial advisory, legal and other consulting services. The Company completed a valuation analysis and purchase price allocation. The results of operations of Oren have been included in the consolidated financial statements from the date of acquisition. The acquisition resulted in goodwill of approximately $33,897,000. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. The Company does not expect goodwill to be deductible for tax purposes.

        Allocation of the purchase price is as follows (in thousands):

Net liabilities acquired	$(941)
In process research and development	2,650
Intangible assets	9,100
Goodwill	33,897

$44,706

        Tangible assets were valued at estimates of their current fair values. The purchase price exceeded the net assets acquired resulting in the recognition of goodwill and other intangible assets. The amounts allocated to intangible assets include purchased technology totaling $7,000,000, trade name and other intangible assets totaling $1,250,000 and customer base totaling $850,000 which are being amortized over their estimated useful lives of five years.

        Approximately $2,650,000 of the purchase price was allocated to in-process research and development which had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. This amount was determined using management's estimates including consultation with an independent appraiser. The value of the in-process research and development was determined using a discounted cash flow method and factors including projected financial results, relative risk of successful development, time-value of money and level of completion. In 2007, goodwill was reduced by $1,653,000 due to tax adjustments as a result of releasing the valuation allowance for previously reserved deferred tax assets.

Pro Forma Financial Information

        The following unaudited pro forma financial information presents the combined results of operations of Zoran and Oren as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of intangibles. The in-process research and development charge of $2,650,000 related to the Oren acquisition is not reflected in the unaudited pro forma financial information. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—ACQUISITION (Continued)

combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

Year Ended December 31, 2005
In thousands except for per share data:
Pro forma revenues	$396,737

Pro forma net loss	$(33,024)

Pro forma net loss per share:
Basic	$(0.75)

Diluted	$(0.75)

ZORAN CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Three Months Ended
	Dec. 31, 2007		Sep 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep 30, 2006	Jun. 30, 2006	Mar. 31, 2006
	(In thousands, except per share data)
Total revenues	$129,373		$146,426	$129,903	$101,659	$96,251	$129,379	$127,929	$142,246
Gross profit	$67,343		$76,550	$69,725	$57,461	$50,806	$62,569	$67,574	$88,596
Operating income (loss)	$620		$10,796	$(834)	$(8,289)	$(14,644)	$(1,016)	$(496)	$26,712
Net income (loss)	$58,730	(2)	$13,142	$198	$(5,884)	$(10,986)	$1,852	$4,779	$20,683
Basic net income (loss) per share(1)	$1.15		$0.26	$0.00	$(0.12)	$(0.22)	$0.04	$0.10	$0.45
Diluted net income (loss) per share(1)	$1.11		$0.26	$0.00	$(0.12)	$(0.22)	$0.04	$0.09	$0.43
Shares used in basic per share calculations(1)	50,991		49,863	49,600	49,442	49,426	49,333	48,461	46,207
Shares used in diluted per share calculations(1)	52,728		51,284	51,187	49,442	49,426	50,712	51,311	48,487

(1)
Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(2)
During the fourth quarter of 2007, we recorded an income tax benefit of $51.4 million due to the release of the valuation allowance on deferred tax assets which we believe are more likely than not to be realized.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"), and includes those policies and procedures that:

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 10—Directors, Executive Officers and Corporate Governance

        The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Proposal No. 1—Election of Directors".

        The information concerning our executive officers required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Executive Officers".

        The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance".

        The information concerning whether we have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is incorporated by reference to the section in our Proxy Statement entitled "Committee Charters and Other Corporate Governance Materials".

        The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Director Nominations".

        The information concerning the audit committee of the Board of Directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Board Meetings and Committees".

Item 11—Executive Compensation

        The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled "Executive Compensation and Other Matter".

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled "Principal Stockholders and Stock Ownership by Management" and "Equity Compensation Plan Information".

Item 13—Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item with respect to certain relationships and related transactions is incorporated by reference to the section of our Proxy Statement entitled "Certain Relationships and Related Transactions."

        The information required by this Item with respect to director independence is incorporated by reference to the section of our Proxy Statement entitled "Directors" "Independence of the Board of Directors and its Committee".

Item 14—Principal Accounting Fees and Services

        The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled "Principal Auditor Fees and Services".

PART IV

Item 15—Exhibits and Financial Statement Schedules

        The following documents are filed as a part of this report:

  (1)
  Financial Statements:
  See Index to Consolidated Financial Statements at page 50 of this report.

  (2)
  Financial Statement Schedules:
  All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

  (3)
  Exhibits:

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	4/20/2007
3.2	Amended Bylaws of the Registrant	10-K	000-27246	3.2	4/20/2007
4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007
*10.1	Form of Indemnity Agreement for officers and directors	SB-2	33-98630	10.4	12/14/1995
*10.2	2000 Nonstatutory Stock Option Plan	10-K	000-27246	10.39	03/31/2003
*10.3	Executive Retention and Severance Plan, as amended	8-K	000-27246	99.1	10/31/2005
*10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003
*10.5	Oak Technology, Inc. 1994 Outside Directors' Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003
*10.6	Form of Oak Technology, Inc. Outside Directors' Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director's Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003

*10.7	Outside Directors Compensation Policy					X
*10.8	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005
10.9	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/2005
10.10	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005
*10.11	Zoran Corporation 2005 Equity Incentive Plan, as amended, with forms of equity award agreements attached					X
*10.12	Zoran Corporation 2005 Outside Directors Equity Plan with forms of equity award agreements attached					X
10.13	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran's subsidiary Oak Technology, Inc., and MediaTek, Inc	10-Q	000-27246	10.54	05/10/2006
10.14	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran's subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006
*10.15	1993 Stock Option Plan, as amended	10-K	000-27246	10.17	4/20/2007
*10.16	1995 Outside Directors Stock Option Plan	10-K	000-27246	10.18	4/20/2007
*10.17	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors	10-K	000-27246	10.19	4/20/2007
10.18	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation	10-K	000-27246	10.20	4/20/2007

10.19	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006	10-K	000-27246	10.21	4/20/2007
*10.20	Description of 2007 Executive Officer Bonus Policy					X
*10.21	Description of 2008 Executive Officer Bonus Policy					X
*10.22	Amendments to Stock Option Agreements, between the Company and Levy Gerzberg, dated July 17, 2002 and February 11, 2008					X
*10.23	Amendment to Stock Option Agreements, between the Company and Karl Schneider, dated December 22, 2006					X
*10.24	Amendment of Stock Option Agreement, between the Company and Levy Gerzberg, dated December 22, 2006					X
21.1	List of Subsidiaries of the Registrant	10-K	000-27246	21.1	4/20/2007
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*
Constitutes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008	ZORAN CORPORATION
	By:	/s/ LEVY GERZBERG Levy Gerzberg, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEVY GERZBERG Levy Gerzberg	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ KARL SCHNEIDER Karl Schneider	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008
/s/ UZIA GALIL Uzia Galil	Chairman of the Board of Directors	February 29, 2008
/s/ RAYMOND A. BURGESS Raymond A. Burgess	Director	February 29, 2008
/s/ JAMES D. MEINDL James D. Meindl	Director	February 29, 2008
/s/ JAMES B. OWENS, JR. James B. Owens, Jr.	Director	February 29, 2008
/s/ DAVID RYNNE David Rynne	Director	February 29, 2008
/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	February 29, 2008
/s/ PHILIP M. YOUNG Philip M. Young	Director	February 29, 2008

EXHIBIT LIST

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	4/20/2007
3.2	Amended Bylaws of the Registrant	10-K	000-27246	3.2	4/20/2007
4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007
*10.1	Form of Indemnity Agreement for officers and directors	SB-2	33-98630	10.4	12/14/1995
*10.2	2000 Nonstatutory Stock Option Plan	10-K	000-27246	10.39	03/31/2003
*10.3	Executive Retention and Severance Plan, as amended	8-K	000-27246	99.1	10/31/2005
*10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003
*10.5	Oak Technology, Inc. 1994 Outside Directors' Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003
*10.6	Form of Oak Technology, Inc. Outside Directors' Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director's Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003
*10.7	Outside Directors Compensation Policy					X
*10.8	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005
10.9	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/2005
10.10	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005
*10.11	Zoran Corporation 2005 Equity Incentive Plan, as amended, with forms of equity award agreements attached					X

*10.12	Zoran Corporation 2005 Outside Directors Equity Plan with forms of equity award agreements attached					X
10.13	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran's subsidiary Oak Technology, Inc., and MediaTek, Inc	10-Q	000-27246	10.54	05/10/2006
10.14	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran's subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006
*10.15	1993 Stock Option Plan, as amended	10-K	000-27246	10.17	4/20/2007
*10.16	1995 Outside Directors Stock Option Plan	10-K	000-27246	10.18	4/20/2007
*10.17	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors	10-K	000-27246	10.19	4/20/2007
10.18	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation	10-K	000-27246	10.20	4/20/2007
10.19	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006	10-K	000-27246	10.21	4/20/2007
*10.20	Description of 2007 Executive Officer Bonus Policy					X
*10.21	Description of 2008 Executive Officer Bonus Policy					X
*10.22	Amendments to Stock Option Agreements, between the Company and Levy Gerzberg, dated July 17, 2002 and February 11, 2008					X
*10.23	Amendment to Stock Option Agreements, between the Company and Karl Schneider, dated December 22, 2006					X

*10.24	Amendment of Stock Option Agreement, between the Company and Levy Gerzberg, dated December 22, 2006					X
21.1	List of Subsidiaries of the Registrant	10-K	000-27246	21.1	4/20/2007
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*
Constitutes a management contract or compensatory plan, contract or arrangement.

QuickLinks

ZORAN CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2007
Special Note Regarding Forward-Looking Statements
PART I
  Item 1—Business
  Item 1A—Risk Factors
  Item 1B—Unresolved Staff Comments
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A—Quantitative and Qualitative Disclosures about Market Risks
  Item 8—Financial Statements and Supplemental Data
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
  Item 9B—Other Information
PART III
  Item 10—Directors, Executive Officers and Corporate Governance
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13—Certain Relationships and Related Transactions, and Director Independence
  Item 14—Principal Accounting Fees and Services
PART IV
  Item 15—Exhibits and Financial Statement Schedules
EXHIBIT LIST
SIGNATURES
EXHIBIT LIST