Form 10-Q
period 2008-03-31
ZORAN CORP \DE\
filed 2008-05-12
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

As of May 7, 2008, there were outstanding 51,795,356 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$92,092	$97,377
Short-term investments	222,404	222,432
Accounts receivable, net	55,054	58,220
Inventories	64,602	48,992
Prepaid expenses and other current assets	27,930	25,189
Total current assets	462,082	452,210
Property and equipment, net	17,555	17,636
Deferred income taxes	43,568	43,218
Other assets and long-term investments	90,753	112,632
Goodwill	168,691	168,691
Intangible assets, net	16,708	25,945
Total assets	$799,357	$820,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,525	$67,836
Accrued expenses and other current liabilities	38,930	43,968
Total current liabilities	91,455	111,804
Other long-term liabilities	22,029	20,756
Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2008 and December 31, 2007; 51,472,449 shares issued and outstanding as of March 31, 2008; and 51,407,860 shares issued and outstanding as of December 31, 2007	51	51
Additional paid-in capital	850,677	847,597
Accumulated other comprehensive income	694	995
Accumulated deficit	(165,549)	(160,871)
Total stockholders’ equity	685,873	687,772
Total liabilities and stockholders’ equity	$799,357	$820,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Hardware product revenues	$94,297	$87,182
Software and other revenues	14,734	14,477
Total revenues	109,031	101,659

Costs and expenses:
Cost of hardware product revenues	57,789	44,198
Research and development	27,887	24,988
Selling, general and administrative	25,639	28,593
Amortization of intangible assets	9,237	12,169
Total costs and expenses	120,552	109,948

Operating loss	(11,521)	(8,289)

Interest income	4,511	3,603

Other income (expense), net	(698)	602

Loss before income taxes	(7,708)	(4,084)

Provision (benefit) for income taxes	(3,030)	1,800

Net loss	$(4,678)	$(5,884)

Basic net loss per share	$(0.09)	$(0.12)

Diluted net loss per share	$(0.09)	$(0.12)

Shares used to compute basic net loss per share	51,445	49,442

Shares used to compute diluted net loss per share	51,445	49,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,678)	$(5,884)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	2,049	2,080
Amortization	9,237	12,169
Stock-based compensation expense	2,943	2,512
Deferred income taxes	(3,535)	—
Gain on sale of short-term investments	(95)	(809)
Changes in assets and liabilities:
Accounts receivable	3,166	(1,984)
Inventories	(15,610)	414
Prepaid expenses and other current assets and other assets	(252)	1,087
Accounts payable	(15,311)	(6,398)
Accrued expenses and other current liabilities	(3,765)	(1,255)
Net cash provided by (used in) operating activities	(25,851)	1,932

Cash flows from investing activities:
Purchases of property and equipment	(1,968)	(1,586)
Purchases of investments	(70,216)	(85,358)
Sales and maturities of investments	92,613	75,488
Net cash provided by (used in) investing activities	20,429	(11,456)

Cash flows from financing activities:
Proceeds from issuance of common stock	137	—
Net cash provided by financing activities	137	—

Net decrease in cash and cash equivalents	(5,285)	(9,524)

Cash and cash equivalents at beginning of period	97,377	100,034

Cash and cash equivalents at end of period	$92,092	$90,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.

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

2.              Stock-based compensation

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended March 31, 2008 and 2007 as recorded in accordance with SFAS 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cost of hardware product revenues.	$95	$60
Research and development	1,159	695
Selling, general and administrative	1,689	1,757
Total costs and expenses	$2,943	$2,512

The income tax benefit for share-based compensation expense was $451,000 for the three months ended March 31, 2008. The Company recognized no tax benefit in the three months ended March 31, 2007 due to the Company’s full valuation on its deferred tax assets, which was released in December 2007.

The expense for the quarter ended March 31, 2007 included a one-time charge of $166,000 attributable to the extension of exercise periods for the modification of vested options under SFAS 123(R) for employees terminated during the three months ended March 31, 2007.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31, 2008
	Stock Option Plans	Stock Purchase Plan
Average expected term (years)	5.3	1.46
Expected volatility	55%	52%
Risk-free interest rate	2.7%	4.8%
Dividend yield	0%	0%

During the three months ended March 31, 2007, the Company did not grant any options and the stock purchase plan was suspended pending completion of the independent investigation of the Company’s historical stock option practices.

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

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers termination behavior based on actual historical information.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price

Outstanding at January 1, 2008	7,703,071	$17.92
Granted	29,050	$12.01
Exercised	(17,356)	$7.85
Canceled	(64,291)	$16.11
Outstanding at March 31, 2008	7,650,474	$17.94

Significant option groups outstanding as of March 31, 2008 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at March 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at March 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)

$0.00 to $9.99	355,019	3.95	$6.65	$2,490	340,019	3.81	$6.54	$2,421
$10.00 to $11.99	920,396	6.12	$10.55	2,863	920,396	6.12	$10.55	2,863
$12.00 to $14.99	1,295,573	5.41	$13.35	685	1,139,052	5.08	$13.35	627
$15.00 to $19.99	2,712,825	7.19	$18.20	—	1,534,440	5.80	$17.13	—
$20.00 to $25.99	1,974,210	5.95	$23.95	—	1,651,465	5.32	$24.19	—
$26.00 to $46.53	392,451	2.51	$28.56	—	388,748	2.46	$28.57	—
Total	7,650,474	6.05	$17.94	$6,038	5,974,120	5.25	$17.49	$5,911

Of the 7,650,474 stock options outstanding as of March 31, 2008, the Company estimates that 7,288,000 will fully vest over the remaining contractual term.  As of March 31, 2008, these options had a weighted average remaining contractual life of 5.87 years, a weighted average exercise price of $17.94 and aggregate intrinsic value of $5,851,000.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended March 31, 2008 was $6.12.  There were no grants in the three months ended March 31, 2007.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.66 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of March 31, 2008 was 2,071,000.  The total intrinsic value of options exercised during the three months ended March 31, 2008 was $125,000.  There was no excess tax benefit realized by the Company in 2008 and 2007 for option exercises due to the availability of non stock related net operating loss carry forwards which fully offset our taxable income.

As of March 31, 2008, the Company had $14,692,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over the weighted average remaining term of 2.17 years.

The Company settles employee stock option exercises with newly issued common shares.

Stock Option Plans

As of March 31, 2008, the Company had outstanding options for the purchase of 7,650,474 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Nonstatutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of March 31, 2008, 2,588,356 shares remained available for future grants and awards.  Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan.  As of March 31, 2008, we had $118,000 of unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 1.71 years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares And Stock Units	Weighted- Average Grant- Date Fair Value
Balances, December 31, 2007	77,345	$18.53
Granted	—	$—
Released/vested	(47,233)	$20.87
Forfeited	(612)	$21.56
Balances, March 31, 2008	29,500	$14.73

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  As of March 31, 2008, 2,126,952 shares were reserved and available for issuance under the ESPP.

3.              Comprehensive Loss

The following table presents the calculation of comprehensive loss as required by SFAS 130 “Reporting Comprehensive Income.”  The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(4,678)	$(5,884)
Change in unrealized gain on investments, net	(301)	(1,442)
Total comprehensive loss	$(4,979)	$(7,326)

The components of accumulated other comprehensive income are unrealized gain, net on marketable securities.

4.              Marketable Securities

The Company’s portfolio of marketable securities as of March 31, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$178,450	$1,286	$(825)	$178,911
Auction rate securities	62,775	—	—	62,775
U.S. government and agency securities	24,096	45	(37)	24,104
Foreign and municipal bonds	15,775	206	—	15,981
Certificates of deposit	1,996	26	—	2,022
Total fixed income securities	283,092	1,563	(862)	283,793
Publicly traded equity securities	1,393	—	(7)	1,386
	284,485	1,563	(869)	285,179
Less: Auction rate securities included in other assets and long-term investments	(62,775)	—	—	(62,775)

Total short-term investments	$221,710	$1,563	$(869)	$222,404

The Company’s portfolio of marketable securities as of December 31, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$162,339	$580	$(305)	$162,614
Auction rate securities	85,350	—	—	85,350
U.S. government and agency securities	36,290	206	—	36,496
Foreign and municipal bonds	17,421	55	(1)	17,475
Certificates of deposit	3,994	4	(1)	3,997
Total fixed income securities	305,394	845	(307)	305,932
Publicly traded equity securities	1,393	457	—	1,850
	306,787	1,302	(307)	307,782
Less: Auction rate securities included in other assets and long-term investments	(85,350)	—	—	(85,350)
Total short-term investments	$221,437	$1,302	$(307)	$222,432

The following table summarizes the maturities of the Company’s fixed income securities as of March 31, 2008 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$78,010	$77,937
Due in 1 to 2 years	89,283	89,823
Due in 2 to 5 years	53,024	53,258
Greater than 5 years*	62,775	62,775

Total fixed income securities	$283,092	$283,793

*Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over 5 years.  These securities are included in other assets and long-term investments as of March 31, 2008.

5.              Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$178,911	$—	$178,911
Auction rate securities	—	—	62,775	62,775
U.S. government and agency securities	—	24,104	—	24,104
Foreign and municipal bonds	—	15,981	—	15,981
Certificates of deposit	—	2,022	—	2,022
Total fixed income securities	—	221,018	62,775	283,793
Publicly traded equity securities	1,386	—	—	1,386

Total	$1,386	$221,018	$62,775	$285,179

The Company’s Level 3 investments as of March 31, 2008 include high-grade auction rate securities primarily consisting of government guaranteed student loans.  Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days.  At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand.  In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured.  As a result, the Company has classified all auction rate securities as long-term assets in the condensed consolidated balance sheets.

Due to the current economic environment in which there is a lack of market activity for auction rate securities, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value.  The Company estimated the fair value of these auction rate securities using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions.

The fair value indicated by this approach yielded a value that approximated the par value of the asset.

The reconciliation of beginning and ending balances for auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	62,775
Balance at March 31, 2008	$62,775

6.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Purchased parts and work in process	$28,609	$28,498
Finished goods	35,993	20,494
	$64,602	$48,992

7.              Goodwill and Other Intangible Assets

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

Components of Acquired Intangible Assets (in thousands):

	March 31, 2008				December 31, 2007
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(182,596)	$12,909	$195,505	$(175,451)	$20,054
Patents	3-5	40,265	(38,311)	1,954	40,265	(36,961)	3,304
Customer base	3-5	13,860	(12,658)	1,202	13,860	(12,043)	1,817
Tradename and others	3-5	3,350	(2,707)	643	3,350	(2,580)	770
Total		$252,980	$(236,272)	$16,708	$252,980	$(227,035)	$25,945

Estimated future intangible amortization expense, based on current balances, as of March 31, 2008 is as follows (in thousands):

Remaining nine months of 2008	$14,078
Year ending December 31, 2009	1,820
Year ending December 31, 2010	810
$16,708

Goodwill by reporting units was as follows (in thousands):

	March 31,	December 31,
	2008	2007

Consumer	$164,494	$164,494
Imaging	4,197	4,197
	$168,691	$168,691

8.              Income Taxes

The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Realization of deferred tax assets is based on the Company’s ability to generate sufficient future taxable income. As of December 31, 2007, historical operating income and projected future profits represented sufficient positive evidence that the Company’s deferred tax assets will more likely than not be realized and accordingly, the valuation allowance was released.

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of our tax planning strategies.  The benefit for income taxes reported for the three months ended March 31, 2008 reflects the estimated annual tax rate applied to the year to date net loss, adjusted for certain discreet items which are fully recognized in the period they occur.  The Company benefits from our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained.  As of December 31, 2007, the Company had $26.5 million of unrecognized tax benefits which have not materially changed during the quarter.  It is possible that the audit in Israel will result in a positive or negative adjustment to the Company’s unrecognized tax benefits within the next 12 months.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures.  In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time.  Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.

9.              Segment Reporting

The Company’s products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  The Company also licenses certain software and other intellectual property.  The Company has two reportable segments – Consumer group and Imaging group.

The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Information about reported segment income or loss is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Net revenues:
Consumer	$88,372	$81,452
Imaging	20,659	20,207
	$109,031	$101,659

Operating expenses:
Consumer	$96,547	$82,286
Imaging	14,768	15,493
	$111,315	$97,779

Contribution margin:
Consumer	$(8,175)	$(834)
Imaging	5,891	4,714
	$(2,284)	$3,880

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Contribution margin from operating segments	$(2,284)	$3,880
Amortization of intangibles	9,237	12,169
Total operating loss	$(11,521)	$(8,289)

Zoran maintains operations in Canada, China, Germany, India, Israel, Japan, Korea, Taiwan, the United Kingdom and United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue from unaffiliated customers originating from:
China	$39,560	$30,513
Japan	21,888	25,098
Korea	15,013	6,067
Taiwan	19,978	25,669
United States	8,100	7,169
Other	4,492	7,143
Total revenues	$109,031	$101,659

For the three months ended March 31, 2008 and 2007 one customer accounted for 11% and 13% of total revenues, respectively.

As of March 31, 2008, five customers accounted for approximately 13%, 12%, 12%, 11% and 10% of total net accounts receivable, respectively, and as of December 31, 2007 three customers accounted for approximately 11%, 11% and 10% of the net accounts receivable balance, respectively.

10.       Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.

The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Net loss	$(4,678)	$(5,884)

Basic and diluted weighted average shares outstanding	51,445	49,442

Net loss per share:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)

For the three months ended March 31, 2008 and 2007 outstanding options and restricted stock units totaling 5.7 million and 5.0 million shares, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

11.       Contingencies

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

Gerald del Rosario v. Aharon et al.  On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duty. On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action. The Court selected del Rosario as lead plaintiff and approved lead plaintiff’s selection of counsel for the consolidated derivative action. Plaintiffs filed a consolidated amended complaint on March 14, 2007. On June 5, 2007 the Court issued an order granting in part and denying in part defendants’ motion to dismiss.  On September 11, 2007, the parties participated in a court-ordered mediation session.  On April 7, 2008, the Court denied preliminary approval of the parties’ proposed settlement agreement.  The case continues to be in the discovery phase.

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

U.S. Attorney Investigation:  On July 3, 2006, Zoran disclosed in a press release that it received and was responding to a grand jury subpoena from the office of the U.S. Attorney for the Northern District of California requesting documents relating to stock options.  Should any further such requests be made by the U.S. Attorney, Zoran intends to continue cooperating fully.

Zoran Corporation v. ArcSoft, Inc.  On February 20, 2007, the Company filed a complaint against ArcSoft Inc., in the California Superior Court for the County of Alameda, seeking payment of $4,000,000 in principal under four separate convertible promissory notes, together with accrued interest thereon in the amount of approximately $528,000. The notes represent amounts loaned by the Company to ArcSoft in 2004. At that time, the Company also entered into a business arrangement with ArcSoft involving the licensing and grant of certain rights to ArcSoft related to a product then under development and related agreements regarding the continued development and commercialization of the product. On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses. ArcSoft also filed a cross-complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment and seeking monetary damages of more than $6,900,000. The Company filed an answer to ArcSoft’s cross-complaint denying liability and asserting various affirmative defenses. The Company also filed a cross-complaint alleging various breach of contract claims against ArcSoft. On August 1, 2007, the Court denied the Company’s application for a writ of attachment and its petition to compel arbitration of the dispute. On November 9, 2007, the parties held a mediation, which did not result in resolution of the litigation. The Court has ordered the parties to participate in a mandatory settlement conference on May 22, 2008.  Trial is currently scheduled to begin on July 7, 2008.

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

We also derive revenues from licensing our software and other intellectual property.  Licensing revenues include one-time license fees and royalties based on the number of units distributed by the licensee.  Quarterly licensing revenue can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues.  Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis.  In addition, we have historically generated a portion of our total revenues from development contracts, primarily with key customers, although development revenue has declined substantially as a percentage of total revenues over the past several years.  These development contracts have provided us with partial funding for the development of some of our products.  These development contracts provide for license and milestone payments which are recorded as development revenue.  We classify all development costs, including costs related to these development contracts, as research and development expenses.  We retain ownership of the intellectual property developed by us under these development contracts.  While we intend to continue to enter into development contracts with certain strategic partners, we expect development revenue to continue to decline as a percentage of total revenues.

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

Income Taxes

The change in our effective income tax rate in 2008 reflects our increased certainty about future taxable income which required a release of the valuation allowance in December 2007.  Our effective tax rate benefits from our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

Zoran is currently under audit in Israel for tax years 2003 through 2005.  The Company believes that it has adequately provided for any potential assessments associated with this audit.  It is possible that the amount of the liability for unrecognized income tax benefits may change within the next twelve months.  Our income tax expense could be affected as events occur, income tax audits conclude or statutes of limitations expire.  An estimate of the range of possible changes in our tax expense cannot be made at this time.

Segments

Our products are based on highly integrated application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, solutions.  We also license certain software and other intellectual property.  We operate in two operating segments — Consumer group and Imaging group.  The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products.  The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and we have added the following policy discussed below.

Fair value measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Our Level 3 investments as of March 31, 2008 include high-grade auction rate securities primarily consisting of government guaranteed student loans.  Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days.  At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand.  In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured.  As a result, we have classified all auction rate securities as long-term assets in the condensed consolidated balance sheets.

Due to the current economic environment in which there is a lack of market activity for auction rate securities, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value.  We estimated the fair value of these auction rate securities using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions.

The fair value indicated by this approach yielded a value that approximated the par value of the asset.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes from the period to period (dollars in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2008	2007	$	%
Revenues:
Hardware product revenues	$94,297	$87,182	$7,115	8.1%
Software and other revenues	14,734	14,477	257	1.8%
Total revenues	109,031	101,659	7,372	7.2%
Cost and expenses:
Cost of hardware product revenues	57,789	44,198	13,591	30.8%
Research and development	27,887	24,988	2,899	11.6%
Selling, general and administrative	25,639	28,593	(2,954)	(10.3)%
Amortization of intangible assets	9,237	12,169	(2,932)	(24.1)%
Total costs and expenses	120,552	109,948	10,604	9.6%
Operating loss	(11,521)	(8,289)	3,232	39.0%
Interest and other income (expense), net	3,813	4,205	(392)	(9.32)%
Provision (benefit) for income taxes	(3,030)	1,800	(4,830)	*
Net loss	$(4,678)	$(5,884)	$(1,206)	(20.5)%
Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	61.3%	50.7%

* not meaningful

Revenues

Total revenues were $109.0 million for the three months ended March 31, 2008 compared to $101.7 million for the three months ended March 31, 2007.  Consumer segment revenues increased by $6.9 million while Imaging segment revenues increased $0.4 million.  The increase in Consumer segment revenues was a result of increase in revenues in the DTV products of $10.6 million which was partially offset by decreases in revenues of DVD products by $1.8 million and Mobile products by $1.9 million.

Hardware product revenues for the three months ended March 31, 2008 were $94.3 million compared to $87.2 million for the comparable period of the prior year.  Hardware product revenues increased $7.5 million in the Consumer segment, partially offset by a $0.4 million decrease in the Imaging segment.  Within the Consumer segment, hardware product revenues increased $10.9 million in the DTV products driven by increased unit shipments.  This increase was offset by decreases of $1.5 million in the DVD products and $1.9 million in Mobile products attributable to reductions in unit shipments.

Software and other revenues were $14.7 million and $14.5 million for the three months ended March 31, 2008 and 2007, respectively.  The marginal increase in software and other revenues were primarily due to the timing of new agreements.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $57.8 million for the quarter ended March 31, 2008 compared to $44.2 million for the same period of 2007.  The increase in costs was primarily a result of product mix with products with a higher percent of cost per revenue representing a greater proportion of products sold.  These products with a higher cost structure are related to new products where we experienced some initial cost challenges related to their ramp in volume. As we move forward with these products’ volume ramp, we expect to see improvement in their cost structure.  Cost of hardware product revenues as a percentage to product revenue was also impacted by ASP declines particularly for our DVD products.

Research and Development

Research and development expenses were $27.9 million for the three months ended March 31, 2008, compared to $25.0 million for the same period of 2007.  Research and development expenses tend to fluctuate based on the timing of major engineering-related expenses, such as tape-outs as well as continued investments in research and development across both of our segments.

Selling, General and Administrative

Selling, general and administrative expenses were $25.6 million for the three months ended March 31, 2008, compared to $28.6 million for the same period of 2007.  The decrease was primarily attributed to the decrease in legal and accounting expenses which were higher in 2007 due to expenses incurred in connection with our review of historical stock option granting practices.

Amortization of Intangible Assets

During the three months ended March 31, 2008, we incurred charges of $9.2 million related to the amortization of intangible assets compared to $12.2 million of such charges for the three months ended March 31, 2007.  At March 31, 2008, we had approximately $16.7 million in net intangible assets acquired through the Oak, Emblaze and Oren acquisitions which we will continue to amortize on a straight line basis through 2010.

Interest and Other Income (Expense)

Interest and other income (expense) was $3.8 million for the three month period ended March 31, 2008, compared to $4.2 million for the same period of 2007.   Interest income was $4.5 million for the three month period ended March 31, 2008 compared to $3.6 million for the same period of 2007. This increase was a result of our higher average cash and short term investment balances. The increase was offset by decreases due to foreign currency remeasurement losses as a result of the decline in the value of the U.S. dollar in comparison to currencies in countries in which we operate and fluctuations in realized gain due to timing of sale of investments.

Provision for Income Taxes

We recorded a tax benefit of $3.0 million for the three month period ended March 31, 2008 compared to a tax provision of $1.8 million for the three month period ended March 31, 2007.  The benefit for income taxes reported for the three months ended March 31, 2008 reflects the estimated annual tax rate applied to the year to date net loss, adjusted for certain discreet items which are fully recognized in the period they occur.  The income tax benefit or expense for these periods was affected by the geographic distribution of our worldwide earnings or losses, the impact of recording a valuation allowance and the release of the valuation allowance at December 31, 2007, non-tax-deductible expenses such as SFAS 123R stock-based compensation expense, as well as the accrual of liabilities associated with unrecognized tax benefits.  In addition, our tax rate benefits from our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

Liquidity and Capital Resources

At March 31, 2008, we had $92.1 million of cash and cash equivalents, $222.4 million of short term investments and $62.8 million of long term investments.  At March 31, 2008, we had $370.6 million of working capital.

Cash used in operating activities was $25.9 million during the first quarter of 2008. While we recorded a net loss of $4.7 million, this loss included non-cash items such as amortization of $9.2 million, depreciation of $2.0 million and stock- based compensation expense of $2.9 million.  Cash used in operations was primarily due to an increase in inventory by $15.6 million to meet the expected increase in demand for our products during our upcoming seasonally stronger quarters and decrease in accounts payable, accrued expenses and other liabilities totaling $19.1 million due to timing of payments.  These changes were partially offset by a decrease in accounts receivable by $3.2 million due to the timing of collections and payments.

Cash provided by investing activities was $20.4 million during the three months ended March 31, 2008, principally reflecting the proceeds from sales and maturities of investments, net of purchases, of $22.4 million.  This increase was partially offset by $2.0 million for the purchases of property and equipment.

Cash provided by financing activities during the three months ended March 31, 2008 was $0.1 million and consisted of proceeds received from issuances of common stock through exercises of employee stock options.

Our operating activities generated cash of $1.9 million during the first quarter of 2007. While we recorded a net loss of $5.9 million, this loss included non-cash items such as amortization of $12.2 million, depreciation of $2.1 million and stock- based compensation expense of $2.5 million.  Cash provided by operations also increased due to a decrease in prepaid expenses and other current assets of $1.1 million and a net decrease in inventory by $0.4 million.  These increases were partially offset by a decrease in accounts payable, accrued expenses and other liabilities totaling $7.7 million and an increase in accounts receivable by $2.0 million due to the timing of collections and payments.

Cash used in investing activities was $11.5 million during the three months ended March 31, 2007, principally reflecting the net purchase of investments of $9.9 million. In addition we spent $1.6 million for the purchases of property and equipment.

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

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

We account for our investment instruments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us.

A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel and in Asia, are transacted in foreign currencies. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Significant fluctuations in currency exchange rates could impact our business in the future.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The discussion in Part I, Item 1, Note 11, “Legal Proceedings” is incorporated herein by reference.

Item 1A.   Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

The independent investigation of our historical stock option practices and resulting restatements and derivative lawsuits have been time consuming and expensive, and may continue to have an adverse effect on our financial performance.

The independent investigation of our historical stock option practices and resulting restatement activities and derivative lawsuits has required us to expend significant management time and incur significant accounting, legal and other expenses totaling $7.9 million in 2007 and $1.5 million in the three months ended March 31, 2008. The resulting restatements recorded in the 2006 Annual Report on Form 10-K had a material adverse effect on our results of operations. We recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets at the time of restatement. In addition, we recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements included in the 2006 Annual Report on Form 10-K reflected a decrease in net income of $13.0 million for the period of 1997 to 2005.  As a result of the amount of management attention and expenditure of funds on the investigation, restatement and litigation, we may have missed important market opportunities or our competitors may have gained advantages, and we may not find similar opportunities or adequately cope with those competitive challenges.

Ongoing government inquiries relating to our historical stock option practices are time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

The inquiry by the United States Attorney’s Office for the Northern District of California (“USAO”) into our historical stock option practices is ongoing. We have cooperated with the USAO and intend to continue to do so. The period of time necessary to resolve this inquiry is uncertain, and we cannot predict the outcome of the inquiry or whether we will face additional government inquiries, investigations or other actions related to our historical stock option practices. This inquiry may require us to continue to expend significant management time and incur significant legal and other expenses, and could result in criminal actions against the Company which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

During parts of 2006 and 2007, we were not timely in the filing of our periodic reports with the SEC, which led Nasdaq to warn us of a possible de-listing of our common stock. Should we have similar issues in the future, our listing on Nasdaq, and the availability of a liquid market for resale of your shares, could be at risk.

From August 2006 to April 2007, we were unable to file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the Nasdaq Global Select Market. As a result of our delay in filing periodic reports on a timely basis, we were not eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all of our periodic reports were timely filed for at least 12 months, which occurred with the filing of this Quarterly Report on Form 10-Q. If in the future we have similar issues filing periodic reports and fail to comply with applicable listing requirements, then our common stock may be de-listed and the market for resales of our common stock may become less liquid. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

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

In connection with our historical stock option practices and resulting restatements, a number of purported shareholder derivative actions were filed against certain of our current and former directors, officers and certain other individuals, which purport to assert claims on our behalf. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits.  These lawsuits are time consuming and expensive, and their outcomes may be unfavorable, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our historical operating results have varied significantly from period to period due to a number of factors, including:

fluctuation in demand for our products including reduced demand resulting from an economic slowdown;

the timing of new product introductions or enhancements by us and our competitors;

the level of market acceptance of new and enhanced versions of our products and our customers’ products;

the timing or cancellation of large customer orders;

the length and variability of the sales cycle for our products;

pricing policy changes by us and by our competitors and suppliers;

the cyclical nature of the semiconductor industry;

the availability of development funding and the timing of development revenue;

changes in the mix of products sold;

seasonality in demand for our products;

increased competition in product lines, and competitive pricing pressures; and

                        the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

the cost and availability of adequate foundry capacity;

fluctuations in manufacturing yields;

changes in or the emergence of new industry standards;

failure to anticipate changing customer product requirements;

the loss or gain of important customers;

product obsolescence; and

the amount of research and development expenses associated with new product introductions.

                                                Our operating results could also be harmed by:

                        economic conditions generally or in various geographic areas where we or our customers do business (including recent events in the subprime mortgage market);

terrorism and international conflicts or other crises;

other conditions affecting the timing of customer orders;

changes in governmental regulations that could affect our products;

a downturn in the markets for our customers’ products, particularly the consumer electronics market;

disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

reduced demand for consumer electronic products due to a [potential] economic slowdown;

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future and an [potential] economic slowdown could increase the seasonal decline in sales that we typically see in the first half of the calendar year.

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

In the consumer electronic market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, digital cameras, multimedia accelerators for mobile phones, broadband digital television and HDTV. These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include Cheertek, ESS Technology Inc., LSI Corporation, Magnum Semiconductor, Matsushita, MediaTek, Renesas Technology, Samsung and Sunplus. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Fujitsu, Mediatek, Novatech, Sunplus, Ambarella and Texas Instruments. In the market for multimedia acceleration for Mobile phones, our principal competitors include AMD, CoreLogic, MtekVision, Broadcom and Nvidia.  In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Freescale Semiconductor, Fujitsu, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Applied Micro Devices, Broadcom, M-Star, Mediatek, Renesas Technology and ST Microelectronics. Others who also participate in this market are ALi Corporation, Cheertek, Fujitsu, NEC, Pixelworks and Trident Microsystems. Competitors in the printer and multifunction peripheral space include Global Graphics, Marvell Semiconductor, Peerless Systems, Sigmatel Inc. and in-house captive suppliers.

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

Our success will also depend on the successful development of new markets and the application and acceptance of new technologies and products in those new markets. For example, our success will depend on the ability of our customers to develop new products and enhance existing products in the DVD player market and products for the broadband digital television and HDTV markets and to introduce and promote those products successfully. These markets may not continue to develop to the extent or in the time periods that we currently anticipate due to factors outside our control, such as delays in implementation of FCC 02-320 requiring all new televisions to include a digital receiver by February 2009. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be harmed. The emergence of new markets for our products is also dependent in part upon third parties developing and marketing content in a format compatible with commercial and consumer products that incorporate our products. If this content is not available, manufacturers may not be able to sell products incorporating our products, and our sales would suffer.

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

the inability to obtain adequate manufacturing capacity;

the unavailability of or interruption in access to certain process technologies necessary for manufacture of our products;

lack of control over delivery schedules;

lack of control over quality assurance;

lack of control over manufacturing yields and cost; and

potential misappropriation of our intellectual property.

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

option payments or other prepayments to a foundry;

nonrefundable deposits with or loans to foundries in exchange for capacity commitments;

contracts that commit us to purchase specified quantities of silicon wafers over extended periods;

issuance of our equity securities to a foundry;

investment in a foundry;

joint ventures; or

other partnership relationships with foundries.

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

fluctuations in exchange rates;

political and economic instability;

imposition of tariffs and other barriers and restrictions;

the burdens of complying with a variety of foreign laws; and

health risks in a particular region.

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

The significant concentration of our manufacturing activities with third party foundries in Taiwan exposes us to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and China. We have several significant OEM customers in Japan, Korea and other parts of Asia. Adverse economic circumstances in Asia could affect these customers’ willingness or ability to do business with us in the future or their success in developing and launching devices containing our products.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and we have been parties to a number of patent-related lawsuits, both as plaintiff and defendant. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Future litigation against us, if successful, could subject us to significant liability for damages or invalidation of our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

stop selling products that incorporate the challenged intellectual property;

obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

pay damages; or

redesign those products that use such technology.

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

issue stock that would dilute its current stockholders’ percentage ownership;

incur debt;

use a significant amount of our cash;

assume liabilities;

incur expenses related to the future impairment of goodwill and the amortization of other intangible assets; or

incur other large write-offs immediately or in the future.

Our operation of any other acquired business will also involve numerous risks, including:

problems combining the purchased operations, technologies or products;

unanticipated costs;

diversion of management’s attention from our core business;

adverse effects on existing business relationships with customers;

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

At the end of March 2008, we had $377.3 million in cash, cash equivalents and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

The Company’s investments at March 31, 2008 include $62.8 million of high-grade auction rate securities primarily consisting of government guaranteed student loans. Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During February 2008, some of the auction rate securities failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company has classified all auction rate securities as long-term assets in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments and auction rate securities is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. Recent events in the subprime mortgage market and with auction rate securities could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and long-term investments on our balance sheet.

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

eliminating stockholders’ rights to call a special meeting of stockholders; and

requiring advance notice of any stockholder nominations of candidates for election to our board of directors.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2007 and March 31, 2008, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $11.80 to a high of $26.46. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

announcements concerning our business or that of our competitors or customers;

annual and quarterly variations in our operating results;

changes in analysts’ earnings estimates;

announcements of technological innovations;

the introduction of new products or changes in product pricing policies by Zoran or its competitors;

loss of key personnel;

proprietary rights or other litigation;

general conditions in the semiconductor industry; and

developments in the financial markets.

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

ZORAN CORPORATION

Dated: May 12, 2008	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)