Form 10-Q
period 2008-06-30
ZORAN CORP \DE\
filed 2008-08-11
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 6, 2008, there were outstanding 51,874,521 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$85,742	$97,377
Short-term investments	216,654	222,432
Accounts receivable, net	57,877	58,220
Inventories	60,603	48,992
Prepaid expenses and other current assets	25,412	25,189
Total current assets	446,288	452,210
Property and equipment, net	17,805	17,636
Deferred income taxes	45,289	43,218
Other assets and long-term investments	84,453	112,632
Goodwill	168,691	168,691
Intangible assets, net	8,757	25,945
Total assets	$771,283	$820,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,157	$67,836
Accrued expenses and other current liabilities	46,793	43,968
Total current liabilities	90,950	111,804
Other long-term liabilities	25,092	20,756
Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2008 and December 31, 2007; 51,840,769 shares issued and outstanding as of June 30, 2008; and 51,407,860 shares issued and outstanding as of December 31, 2007	52	51
Additional paid-in capital	858,263	847,597
Accumulated other comprehensive income (loss)	(905)	995
Accumulated deficit	(202,169)	(160,871)
Total stockholders’ equity	655,241	687,772
Total liabilities and stockholders’ equity	$771,283	$820,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Hardware product revenues	$113,606	$114,508	$207,903	$201,690
Software and other revenues	15,079	15,395	29,813	29,872
Total revenues	128,685	129,903	237,716	231,562

Costs and expenses:
Cost of hardware product revenues	68,360	60,178	126,149	104,376
Research and development	30,797	29,976	58,684	54,964
Selling, general and administrative	24,260	28,414	49,899	57,007
Amortization of intangible assets	9,256	12,169	18,493	24,338
In-process research and development	22,383	—	22,383	—
Total costs and expenses	155,056	130,737	275,608	240,685

Operating loss	(26,371)	(834)	(37,892)	(9,123)

Interest income	3,265	3,845	7,776	7,448

Other income (expense), net	(434)	37	(1,132)	639

Income (loss) before income taxes	(23,540)	3,048	(31,248)	(1,036)

Provision for income taxes	13,080	2,850	10,050	4,650

Net income (loss)	$(36,620)	$198	$(41,298)	$(5,686)

Basic net income (loss) per share	$(0.71)	$0.00	$(0.80)	$(0.11)

Diluted net income (loss) per share	$(0.71)	$0.00	$(0.80)	$(0.11)

Shares used to compute basic net income (loss) per share	51,707	49,600	51,576	49,527

Shares used to compute diluted net income (loss) per share	51,707	51,187	51,576	49,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(41,298)	$(5,686)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	4,032	4,021
Amortization of intangible assets	18,493	24,338
Stock-based compensation expense	6,584	7,032
In-process research and development	22,383	—
Deferred income taxes	6,440	—
Gain on sale of short-term investments	(115)	(809)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	343	(6,408)
Inventories	(11,611)	(2,021)
Prepaid expenses and other current assets and other assets	979	(1,791)
Accounts payable	(23,922)	14,871
Accrued expenses and other current liabilities and long-term liabilities	(3,621)	8,731
Net cash provided by (used in) operating activities	(21,313)	42,278

Cash flows from investing activities:
Purchases of property and equipment	(3,700)	(3,960)
Purchases of investments	(98,997)	(204,086)
Sales and maturities of investments	131,059	160,546
Acquisition of Let It Wave, net of cash acquired of $1,261	(22,767)	—
Net cash provided by (used in) investing activities	5,595	(47,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,083	3,682
Net cash provided by financing activities	4,083	3,682

Net decrease in cash and cash equivalents	(11,635)	(1,540)

Cash and cash equivalents at beginning of period	97,377	100,034

Cash and cash equivalents at end of period	$85,742	$98,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period.  This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.

Revenues

On January 25, 2006, the Company entered into an agreement with MediaTek to settle patent litigation between the companies. In consideration for licenses granted by Zoran, MediaTek agreed to pay Zoran $55 million, of which $44 million was paid in February 2006 and $11 million was paid in April 2006.  These two payments, net of amounts attributable to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, were recognized as license revenues related to litigation settlement. MediaTek was required to pay quarterly royalties totaling $30 million over a 30-month period that commenced on the date of the agreement based on future sales of covered MediaTek products.  These royalty payments, net of amounts payable by Zoran to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, are recognized as software and other revenues as they are received.

2.              Stock-based compensation

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and six month periods ended June 30, 2008 and 2007 as recorded in accordance with SFAS 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of hardware product revenues	$105	$116	$200	$176
Research and development	1,305	1,468	2,464	2,163
Selling, general and administrative	2,231	2,936	3,920	4,693
Total costs and expenses	$3,641	$4,520	$6,584	$7,032

The income tax benefit for share-based compensation expense was $378,000 and $829,000 for the three and six month periods ended June 30, 2008. The Company recognized no tax benefit during the three and six month periods ended June 30, 2007 due to the Company’s full valuation on its deferred tax assets, which was released in December 2007.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes valuation model with the following assumptions:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average expected term (years)	5.5	5.5	5.4	5.5
Expected volatility	54%	60%	54%	60%
Risk-free interest rate	3.2%	4.8%	3.0%	4.8%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Average expected term (years)	1.25	1.27	1.36	1.28
Expected volatility	53%	46%	53%	47%
Risk-free interest rate	1.8%	4.9%	3.3%	4.8%
Dividend yield	0%	0%	0%	0%

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

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price

Outstanding at January 1, 2008	7,703,071	$17.92
Granted	1,478,930	$14.12
Exercised	(80,515)	$8.88
Canceled	(157,836)	$17.54
Outstanding at June 30, 2008	8,943,650	$17.38

Significant option groups outstanding as of June 30, 2008 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at June 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at June 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)
$0.00 to $9.99	328,809	3.95	$6.69	$1,648	321,309	3.88	$6.63	$1,628
$10.00 to $11.99	895,988	5.83	$10.55	1,027	895,988	5.83	$10.55	1,027
$12.00 to $14.99	2,715,950	7.63	$13.78	—	1,144,733	4.88	$13.36	—
$15.00 to $19.99	2,662,613	6.89	$18.23	—	1,819,405	6.03	$17.60	—
$20.00 to $25.99	1,958,133	5.69	$23.96	—	1,755,951	5.31	$23.99	—
$26.00 to $46.53	382,157	2.21	$28.59	—	380,173	2.18	$28.60	—
Total	8,943,650	6.44	$17.38	$2,675	6,317,559	5.25	$17.71	$2,655

Of the 8,943,650 stock options outstanding as of June 30, 2008, the Company estimates that 8,585,000 will fully vest over the remaining contractual term.  As of June 30, 2008, these options had a weighted average remaining contractual life of 6.31 years, a weighted average exercise price of $17.43 and aggregate intrinsic value of $2,664,000.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and six month periods ended June 30, 2008 was $7.31 and $7.28 per share, respectively.  The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and six month periods ended June 30, 2007 was $11.47 per share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.70 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of June 30, 2008 was 1,215,000.  The total intrinsic value of options exercised during the three and six month periods ended June 30, 2008 was $307,000 and $432,000 respectively.  There was no excess tax benefit realized by the Company in 2008 and 2007 for option exercises due to the availability of non stock related net operating loss carry forwards which fully offset our taxable income.

As of June 30, 2008, the Company had $19,400,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over the weighted average remaining term of 2.86 years.

The Company settles employee stock option exercises with newly issued common shares.

Stock Option Plans

As of June 30, 2008, the Company had outstanding options for the purchase of 8,943,650 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Nonstatutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of June 30, 2008, an aggregate of 3,670,941 shares remained available for future grants and awards.  Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan.  As of June 30, 2008, we had $99,000 of unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 1.51 years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares And Stock Units	Weighted- Average Grant- Date Fair Value

Balances, December 31, 2007	77,345	$18.53
Granted	—	$—
Released/vested	(51,316)	$20.29
Forfeited	(612)	$21.56
Balances, June 30, 2008	25,417	$14.91

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  During the three month period ended June 30, 2008, 301,119 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $11.19 per share.  As of June 30, 2008, 1,825,833 shares were reserved and available for issuance under the ESPP.

3.  Comprehensive Loss

The following table presents the calculation of comprehensive loss as required by SFAS 130 “Reporting Comprehensive Income.”  The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(36,620)	$198	$(41,298)	$(5,686)
Change in unrealized gain (loss) on investments, net of tax	(1,599)	(907)	(1,900)	(2,349)
Total comprehensive loss	$(38,219)	$(709)	$(43,198)	$(8,035)

The accumulated other comprehensive income (loss) is unrealized gain (loss), net of tax, on marketable securities.

4.  Marketable Securities

The Company’s portfolio of marketable securities as of June 30, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$167,069	$432	$(1,334)	$166,167
Auction rate securities	57,775	—	—	57,775
U.S. government and agency securities	31,789	11	(159)	31,641
Foreign and municipal bonds	15,804	59	(11)	15,852
Certificates of deposit	1,997	11	—	2,008
Total fixed income securities	274,434	513	(1,504)	273,443
Publicly traded equity securities	1,393	—	(407)	986
	275,827	513	(1,911)	274,429
Less: Auction rate securities included in other assets and long- term investments	(57,775)	—	—	(57,775)

Total short-term investments	$218,052	$513	$(1,911)	$216,654

The Company’s portfolio of marketable securities as of December 31, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$162,339	$580	$(305)	$162,614
Auction rate securities	85,350	—	—	85,350
U.S. government and agency securities	36,290	206	—	36,496
Foreign and municipal bonds	17,421	55	(1)	17,475
Certificates of deposit	3,994	4	(1)	3,997
Total fixed income securities	305,394	845	(307)	305,932
Publicly traded equity securities	1,393	457	—	1,850
	306,787	1,302	(307)	307,782
Less: Auction rate securities included in other assets and long- term investments	(85,350)	—	—	(85,350)

Total short-term investments	$221,437	$1,302	$(307)	$222,432

The following table summarizes the maturities of the Company’s fixed income securities as of June 30, 2008 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$85,372	$85,234
Due in 1 to 2 years	86,978	86,570
Due in 2 to 5 years	44,309	43,864
Greater than 5 years*	57,775	57,775

Total fixed income securities	$274,434	$273,443

*Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over 5 years.  These securities are included in other assets and long-term investments as of June 30, 2008.

5.  Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$166,167	$—	$166,167
Auction rate securities	—	—	57,775	57,775
U.S. government and agency securities	—	31,641	—	31,641
Foreign and municipal bonds	—	15,852	—	15,852
Certificates of deposit	—	2,008	—	2,008
Total fixed income securities	—	215,668	57,775	273,443
Publicly traded equity securities	986	—	—	986

Total	$986	$215,668	$57,775	$274,429

The Company’s Level 3 investments as of June 30, 2008 include high-grade auction rate securities primarily consisting of government guaranteed student loans.  Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days.  At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand.  In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured.  As a result, the Company has classified all auction rate securities as long-term assets in the condensed consolidated balance sheets.

Due to the current economic environment in which there is a lack of market activity for auction rate securities, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value.  The Company estimated the fair value of these auction rate securities using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period.  These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

The fair value indicated by this approach yielded a value that approximated the par value of the respective securities.

The reconciliation of beginning and ending balances for auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
Auction rate securities

Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	62,775
Balance at March 31, 2008	62,775
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	(5,000)
Transfers in and/or out of Level 3	—
Balance at June 30, 2008	$57,775

6.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Purchased parts and work in process	$29,580	$28,498
Finished goods	31,023	20,494
	$60,603	$48,992

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

Components of Acquired Intangible Assets (in thousands):

		June 30, 2008			December 31, 2007
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(189,741)	$5,764	$195,505	$(175,451)	$20,054
Patents	3-5	40,265	(39,661)	604	40,265	(36,961)	3,304
Customer base	3-5	13,860	(13,273)	587	13,860	(12,043)	1,817
Tradename and others	3-5	4,655	(2,853)	1,802	3,350	(2,580)	770

Total		$254,285	$(245,528)	$8,757	$252,980	$(227,035)	$25,945

Estimated future intangible amortization expense, based on current balances, as of June 30, 2008 is as follows (in thousands):

Remaining six months of 2008	$5,058
Year ending December 31, 2009	2,255
Year ending December 31, 2010	1,245
Year ending December 31, 2011	199
$8,757

Goodwill by reporting unit was as follows (in thousands):

	June 30,	December 31,
	2008	2007

Consumer	$164,494	$164,494
Imaging	4,197	4,197
	$168,691	$168,691

8.              Income Taxes

The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Realization of deferred tax assets is based on the Company’s ability to generate sufficient future taxable income. As of December 31, 2007, historical operating income and projected future profits represented sufficient positive evidence that the Company’s deferred tax assets will more likely than not be realized and, accordingly, the valuation allowance was released.

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of our tax planning strategies.  The provision for income taxes for the three and six month periods ended June 30, 2008 reflects the estimated annual tax rate applied to the year to date net loss, adjusted for certain discreet items that are fully recognized in the period they occur.  The Company benefits from our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained.  As of December 31, 2007, the Company had $26.5 million of unrecognized tax benefits which have not materially changed during the current period.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures.  In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time.  Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.  The Company’s ongoing tax audit in Israel may result in a positive or negative adjustment to the Company’s unrecognized tax benefits within the next 12 months.

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

Information about reported segment income or loss is as follows for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenues:
Consumer	$108,822	$107,281	$197,194	$188,733
Imaging	19,863	22,622	40,522	42,829
	$128,685	$129,903	$237,716	$231,562

Operating expenses:
Consumer	$108,926	$102,230	$205,473	$184,516
Imaging	14,491	16,338	29,259	31,831
	$123,417	$118,568	$234,732	$216,347

Contribution margin:
Consumer	$(104)	$5,051	$(8,279)	$4,217
Imaging	5,372	6,284	11,263	10,998
	$5,268	$11,335	$2,984	$15,215

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Contribution margin from operating segments	$5,268	$11,335	$2,984	$15,215
Amortization of intangible assets	9,256	12,169	18,493	24,338
In-process research and development	22,383	—	22,383	—
Total operating loss	$(26,371)	$(834)	$(37,892)	$(9,123)

Zoran maintains operations in Canada, China, France, Germany, India, Israel, Japan, Korea, Taiwan, the United Kingdom and United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and six month periods ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from unaffiliated customers originating from:
China	$54,945	$51,866	$94,505	$82,379
Japan	18,353	21,807	40,241	46,905
Korea	15,816	3,932	30,829	9,999
Taiwan	27,171	35,983	47,149	61,652
United States	8,550	7,401	16,650	14,570
Other	3,850	8,914	8,342	16,057
Total revenues	$128,685	$129,903	$237,716	$231,562

For the three and six month periods ended June 30, 2008, three customers accounted for 11%, 11% and 10% of total revenues, respectively. For the same periods of 2007, one customer accounted for 14% of total revenues.

As of June 30, 2008, three customers accounted for approximately 13%, 13% and 12% of total net accounts receivable, respectively, and as of December 31, 2007 three customers accounted for approximately 11%, 11% and 10% of the net accounts receivable balance, respectively.

10.       Acquisition

Let It Wave

On June 12, 2008, the Company completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, the Company acquired Let It Wave in an all-cash transaction valued at $24.0 million, including approximately $650,000 of transaction costs.  The Company also agreed to make contingent payments up to $4.5 million in additional consideration, contingent upon completion of certain milestones, a portion of which is subject to continuous employment and will be expensed as incurred.

This acquisition’s primary purpose was to obtain Let It Wave’s in-process development of a video frame rate conversion and image enhancement product for flat panel televisions and other consumer electronics.  By acquiring Let It Wave, the Company intends to deliver high performance image processing that enables artifact-free true-Motion Compensated Frame Rate Conversion (MCFRC) for flat panel televisions and other video consumer electronics products.  Let It Wave is at least six to nine months from completing the development of its MCFRC product and currently has no other products, revenues or a customer base.  Upon completion of a finished product, the Company expects to market this technology for 120Hz LCD televisions within the Consumer segment group.

The Company accounted for this transaction as an asset acquisition in accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and Emerging Issues Task Force No. 98-3 (“EITF 98-3”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”  The results of operations of Let It Wave have been included in the condensed consolidated financial statements from the date of acquisition.

Allocation of the purchase price is as follows (in thousands):

In-process research and development	$22,383
Assembled workforce	1,305
Net assets acquired	340
$24,028

Net assets acquired were recorded at net book value, which approximates their fair values.  The purchase price in excess of the fair values of net assets acquired was allocated to in-process research and development and assembled workforce based on the relative fair values.

The in-process research and development has not yet reached technological feasibility and has no alternative future use.  Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date.  The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%.  This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team.  Revenues for the incremental core technology are expected to commence in 2009.  Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

11.       Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(36,620)	$198	$(41,298)	$(5,686)

Weighted average shares outstanding	51,707	49,600	51,576	49,527
Effect of dilutive options, restricted shares, and restricted stock units	—	1,587	—	—
Dilutive weighted average shares	51,707	51,187	51,576	49,527

Net income (loss) per share:
Basic	$(0.71)	$0.00	$(0.80)	$(0.11)
Diluted	$(0.71)	$0.00	$(0.80)	$(0.11)

For the three month periods ended June 30, 2008 and 2007, outstanding options, restricted shares, and restricted stock units totaling 6.9 million and 3.3 million shares, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

For the six month periods ended June 30, 2008 and 2007, outstanding options and restricted stock units totaling 6.3 million and 9.0 million shares, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

12.       Contingencies

Matters Related to Historical Stock Option Practices:  As discussed further below, certain persons and entities identifying themselves as shareholders of Zoran have filed derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to the Company’s historical accounting for stock options. The Company cannot quantify the extent of its potential liability, if any.

Pfeiffer v. Zoran Corporation et al.  On September 7, 2006, a purported shareholder derivative action was filed by Milton Pfeiffer against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duties.

Gerald del Rosario v. Aharon et al.  On September 26, 2006, a purported shareholder derivative action was filed by Gerald del Rosario against Zoran as a nominal defendant and certain of its current and former officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duty. On December 8, 2006, the Court issued an order consolidating the Del Rosario action with the Pfeiffer action. The Court selected del Rosario as lead plaintiff and approved lead plaintiff’s selection of counsel for the consolidated derivative action. Plaintiffs filed a consolidated amended complaint on March 14, 2007. On June 5, 2007 the Court issued an order granting in part and denying in part defendants’ motion to dismiss.  On September 11, 2007, the parties participated in a court-ordered mediation session.  On April 7, 2008, the Court denied preliminary approval of the parties’ proposed settlement agreement.  On May 29, 2008, the parties reached a revised agreement in principle to settle the action.  On June 11, 2008, the Court granted preliminary approval of the settlement.  The settlement remains subject to final approval by the Court.

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

Zoran Corporation v. ArcSoft, Inc.  On February 20, 2007, the Company filed a complaint against ArcSoft Inc. in the California Superior Court for the County of Alameda, seeking payment of $4,000,000 in aggregate principal under four separate convertible promissory notes, together with accrued interest thereon in the amount of approximately $528,000.  The notes represented amounts loaned by the Company to ArcSoft in 2004.  At that time, the Company also entered into a business arrangement with ArcSoft involving the licensing and grant of certain rights to ArcSoft related to a product then under development and related agreements regarding the continued development and commercialization of the product.  On March 28, 2007, ArcSoft filed an answer denying liability under the notes and asserting various affirmative defenses.  ArcSoft also filed a cross-complaint alleging fraud in the inducement of the business arrangement, fraudulent and negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, and unjust enrichment, and seeking monetary damages of more than $6,900,000.  The Company filed an answer to ArcSoft’s cross-complaint denying liability and asserting various affirmative defenses.  The Company also filed a cross-complaint alleging various breach of contract claims against ArcSoft.  On July 9, 2008, ArcSoft and the Company entered into a settlement agreement that resolved all claims between the parties.  The Company made no payment to ArcSoft related to the resolution of ArcSoft’s cross-complaint.

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

Income Taxes

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses. The increase to our 2008 tax rate is primarily due to income in high tax jurisdictions which are only partially offset by losses in low tax jurisdiction. Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  Our U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2008.

We are currently under a tax audit in Israel for tax years 2003 through 2005.  We believe that we have adequately provided for any potential assessments associated with this audit.  It is possible that the amount of our liability for unrecognized income tax benefits may change within the next 12 months.  In addition, our income tax expense could be affected as other events occur, income tax audits conclude or statutes of limitations expire.  We cannot estimate at this time the range of possible changes in our tax expense.

Acquisitions

Let It Wave

On June 12, 2008, we completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, we acquired Let It Wave in an all cash transaction valued at $24.0 million including approximately $650,000 of transaction costs.  We also agreed to make contingent payments of up to $4.5 million in additional consideration, contingent upon completion of certain milestones, a portion of which is subject to continuous employment and will be expensed as incurred.  We recorded an in-process research and development expense of $22.4 million in connection with the acquisition.

We accounted for this transaction as an asset acquisition in accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and Emerging Issues Task Force No. 98-3 (“EITF 98-3”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

Following the completion of the acquisition, the results of operations of Let It Wave have been included in our condensed consolidated financial statements.  Accordingly, our results of operations for the three and six month periods ended June 30, 2008 include Let It Wave’s operations from the acquisition date.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 with the exception of the additional policy discussed below.

Fair value measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

Our Level 3 investments as of June 30, 2008 include high-grade auction rate securities primarily consisting of government guaranteed student loans.  Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days.  At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand.  In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured.  As a result, we have classified all auction rate securities as long-term assets in the condensed consolidated balance sheets.

Due to the current economic environment in which there is a lack of market activity for auction rate securities, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value.  We estimated the fair value of these auction rate securities using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

The fair value indicated by this approach yielded a value that approximated the par value of the respective securities.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes from the period to period (dollars in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2008	2007	$	%

Revenues:
Hardware product revenues	$113,606	$114,508	$(902)	(0.8)%
Software and other revenues	15,079	15,395	(316)	(2.1)%
Total revenues	128,685	129,903	(1,218)	(0.9)%

Cost and expenses:
Cost of hardware product revenues	68,360	60,178	8,182	13.6%
Research and development	30,797	29,976	821	2.7%
Selling, general and administrative	24,260	28,414	(4,154)	(14.6)%
Amortization of intangible assets	9,256	12,169	(2,913)	(23.9)%
In-process research and development.	22,383	—	22,383	100.0%
Total costs and expenses	155,056	130,737	24,319	18.6%
Operating loss	(26,371)	(834)	(25,537)	*

Interest and other income (expense), net	2,831	3,882	(1,051)	(27.1)%
Provision for income taxes	13,080	2,850	10,230	*
Net income (loss)	$(36,620)	$198	$(36,818)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	60.2%	52.6%

* not meaningful

	Six Months Ended June 30,		Change
	2008	2007	$	%

Revenues:
Hardware product revenues	$207,903	$201,690	$6,213	3.1%
Software and other revenues	29,813	29,872	(59)	(0.2)%
Total revenues	237,716	231,562	6,154	2.7%

Cost and expenses:
Cost of hardware product revenues	126,149	104,376	21,773	20.9%
Research and development	58,684	54,964	3,720	6.8%
Selling, general and administrative	49,899	57,007	(7,108)	(12.5)%
Amortization of intangible assets	18,493	24,338	(5,845)	(24.0)%
In-process research and development	22,383	—	22,383	100.0%
Total costs and expenses	275,608	240,685	34,923	14.5%
Operating loss	(37,892)	(9,123)	(28,769)	*
Interest and other income (expense), net	6,644	8,087	(1,443)	(17.8)%
Provision for income taxes	10,050	4,650	5,400	116.1%
Net loss	$(41,298)	$(5,686)	$(35,612)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	60.7%	51.8%

* not meaningful

Revenues

Total revenues were $128.7 million for the three months ended June 30, 2008 compared to $129.9 million for the three months ended June 30, 2007.  Consumer segment revenues increased by $1.5 million while Imaging segment revenues decreased $2.7 million.  The increase in Consumer segment revenues was a result of increases in revenues for DTV and Mobile products of $19.6 million and $2.0 million, respectively, which was partially offset by decrease in revenues for DVD products by $20.1 million. The decrease in Imaging segment revenues was primarily due to a reduction in Imaging hardware product revenues.

Total revenues were $237.7 million for the six months ended June 30, 2008 compared to $231.6 million for the six months ended June 30, 2007.  Consumer segment revenues increased by $8.4 million while Imaging segment revenues decreased $2.3 million.  The increase in Consumer segment revenues was primarily a result of increases in revenues for DTV products of $30.2 million which was partially offset by decrease in revenues for DVD products by $21.9 million.  The decrease in Imaging segment revenues was primarily due to a reduction in Imaging hardware product revenues.

Hardware product revenues for the three months ended June 30, 2008 were $113.6 million compared to $114.5 million for the comparable period of the prior year.  Hardware product revenues increased $1.6 million in the Consumer segment, offset by a $2.5 million decrease in the Imaging segment.  Within the Consumer segment, hardware product revenues increased by $19.5 million for DTV products, primarily due to increased unit shipments, and by $2.0 million in the Mobile products, also driven by increased unit shipments. Partially offsetting the increases for DTV and Mobile products was a decrease of $19.9 million for DVD products mainly attributable to a reduction in unit shipments.  The Imaging hardware product revenues decreased due to lower average selling prices and reduced unit shipments.

Hardware product revenues for the six months ended June 30, 2008 were $207.9 million compared to $201.7 million for the comparable period of the prior year.  Hardware product revenues increased $9.1 million in the Consumer segment, partially offset by a $2.9 million decrease in the Imaging segment.  Within the Consumer segment, hardware product revenues increased by $30.4 million for

DTV products, which were primarily driven by increased unit shipments.  This increase was partially offset by a decrease of $21.4 million for DVD products, mainly attributable to an erosion of average selling price.  The decrease in Imaging hardware product revenues was due to lower average selling prices.

Software and other revenues were $15.1 million and $29.8 million for the three and six month periods ended June 30, 2008, respectively, compared to $15.4 million and $29.9 million for the three and six month periods ended June 30, 2007, respectively.  The changes in software and other revenues were primarily due to the timing of new agreements.

Cost of Hardware Product Revenues

The increase in hardware product costs as a percentage of hardware product revenues for the three and six month periods ended June 30, 2008, compared to the same period in 2007, was primarily a result of product mix – products with a higher percent of cost per revenue represented a greater proportion of products sold.  In the first half of 2008, we experienced initial cost challenges related to ramp in volume of new products.  As we move forward with these products’ volume ramp, we expect to see improvements in their cost structure.  Cost of hardware product revenues as a percentage to product revenue was also impacted by declines in average selling prices, particularly for our DVD products.

Research and Development

Research and development expenses increased by $0.8 million and $3.7 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.  Research and development expenses tend to fluctuate based on the timing of major engineering-related expenses, such as tape-outs as well as continued investments in research and development across both of our segments.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $4.2 million and $7.1 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.  These decreases were primarily attributed to decreases in legal and accounting expenses which were higher in 2007 in connection with our review of historical stock option granting practices.  In addition, stock-based compensation expenses were lower for the three and six month periods ended June 30, 2008 compared to the same periods in 2007.

Amortization of Intangible Assets

During the three and six month periods ended June 30, 2008, we incurred charges of $9.3 and $18.5 million, respectively, related to the amortization of intangible assets compared to $12.2 million and $24.3 million of such charges for the three and six month periods ended June 30, 2007, respectively.  At June 30, 2008, we had approximately $8.8 million in net intangible assets acquired through the Oak, Emblaze, Oren and Let It Wave acquisitions, which we will continue to amortize on a straight line basis through 2011.

In-Process Research and Development

During the quarter ended June 30, 2008, the Company recorded an in-process research and development expense of $22.4 million as part of the June 2008 acquisition of Let It Wave.  There were no charges recorded for in-process research and development during 2007.

Interest and Other Income (Expense)

Interest and other income (expense) was $2.8 and $6.6 million for the three and six month periods ended June 30, 2008, respectively, compared to $3.9 million and $8.1 million for the same periods of 2007, respectively.   Interest income was $3.3 million and $7.8 million for the three and six month periods ended June 30, 2008, respectively, compared to $3.8 million and $7.4 million for the same period of 2007. The decrease in interest income for the three months ended June 30, 2008 was primarily due to lower average interest earned on our cash and short term investment balances due to declines in the interest rate.  The decreases in other income (expense) for the three and six month periods ended June 30, 2008 were primarily due to foreign currency remeasurement losses as a result of the decline in the value of the U.S. dollar in comparison to currencies in countries in which we operate and fluctuations in realized gains due to timing of sale of investments.

Provision for Income Taxes

We recorded a tax provision of $13.1 and $10.0 million for the three and six month periods ended June 30, 2008, respectively, compared to a tax provision of $2.8 million and $4.6 million for the three and six month periods ended June 30, 2007, respectively.  The expense for the three and six month periods ended June 30, 2008 reflects the estimated annual tax rate applied to the year to date pre tax loss, adjusted for certain discrete items that are fully recognized in the period they occur.  The income tax expense for these periods was affected by the geographic distribution of our worldwide earnings or losses, the impact of recording a valuation allowance and the release of the valuation allowance at December 31, 2007, non-tax-deductible expenses such as SFAS 123R stock-based compensation expense, as well as the accrual of liabilities associated with unrecognized tax benefits.  In addition, our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

Liquidity and Capital Resources

At June 30, 2008, we had $85.7 million of cash and cash equivalents, $216.7 million of short term investments and $57.8 million of long term investments.  At June 30, 2008, we had $355.3 million of working capital.

Cash used in operating activities was $21.3 million during the first six months of 2008.  While we recorded a net loss of $41.3 million, this loss included non-cash items such as amortization of $18.5 million, depreciation of $4.0 million, in-process research and development expense of $22.4 million and stock-based compensation expense of $6.6 million.  Cash used in operations was primarily due to an increase in inventory by $11.6 million to meet the expected increase in demand for our newer products and decrease in accounts payable, accrued expenses and other liabilities totaling $27.6 million due to timing of payments.  These changes were partially offset by a decrease in accounts receivable, prepaid expenses and other current assets and other assets by $1.3 million due to the timing of collections and payments.

Cash provided by investing activities was $5.6 million during the six months ended June 30, 2008 principally reflecting the proceeds from sales and maturities of investments, net of purchases, of $32.1 million.  This was partially offset by $22.8 million used for the acquisition of Let It Wave and $3.7 million used for purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2008 was $4.1 million consisting of proceeds received from issuances of common stock through exercises of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Our operating activities generated cash of $42.3 million during the first six months of 2007. While we recorded a net loss of $5.7 million, this loss included non-cash items such as amortization of $24.3 million, depreciation of $4.0 million and stock- based compensation expense of $7.0 million.  Cash provided by operations also increased due to an increase in accounts payable by $14.9 million; accrued expenses and other liabilities and other long term liabilities by $8.7 million due to timing of payments. These increases were partially offset by an increase in accounts receivable by $6.4 million due to increase in revenue, increase in inventory by $2.0 million and an increase in prepaid expenses and other current assets by $1.8 million.

Cash used in investing activities was $47.5 million during the six months ended June 30, 2007, principally reflecting the net purchase of investments of $43.5 million. In addition we spent $4.0 million for the purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2007 was $3.7 million consisting of proceeds received from issuances of common stock through exercises of stock options.

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months.  We intend to hold our auction rate securities for the foreseeable future and have classified them as a long-term asset and do not expect this to have an impact on our liquidity.  Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

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

A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, Asia and Europe, are transacted in foreign currencies. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Significant fluctuations in currency exchange rates could impact our business in the future.

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

Changes to Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The discussion in Part I, Item 1, Note 12, “Contingencies” is incorporated herein by reference.

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

reduced demand for consumer electronic products due to an economic slowdown;

an inability to hold our auction rate securities for a sufficient time to allow the market activity to recover;

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future and an economic slowdown could increase the seasonal decline in sales that we typically see in the first half of the calendar year.

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

Weak economic conditions could adversely impact consumer spending, which could affect our business.

A further slowdown in the economy, or other economic conditions affecting disposable consumer income such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, interest rates and tax rates, may reduce overall consumer spending or shift consumer spending to products other than digital entertainment and digital imaging products.  The resulting reduced sales by our customers could adversely affect our business by slowing new product introductions by our customers and by us, lowering net sales of our products, decreasing our inventory turnover, and/or reducing profitability.

Our products are characterized by average selling prices that typically decline over relatively short time periods; if we are unable to reduce our costs or introduce new products with higher average selling prices, our financial results will suffer.

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek, and Sunplus. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major

Japanese OEMs, as well as products sold by Ambarella, Fujitsu, MediaTek, Novatech, Sunplus and Texas Instruments. In the market for multimedia acceleration for Mobile phones, our principal competitors include AMD, Broadcom, CoreLogic, MtekVision, Nvidia and Telechips.  In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Freescale Semiconductor, Fujitsu, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom, M-Star, Mediatek and ST Microelectronics. Others who also participate in this market are Micronass, NXP and Trident Microsystems.  Competitors in the printer and multifunction peripheral space include Freescale, Global Graphics, Marvell Semiconductor, Peerless Systems and in-house captive suppliers.

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

Our new frame rate conversion technology remains unproven, and if it is not accepted by our customers, our financial results and ability to compete could be harmed.

Through our acquisition of Let It Wave in June 2008, we acquired a frame rate conversion technology that is currently under development.  We plan to continue to invest in developing this technology and to make it available for customer integration in the future.  There is no assurance, however, that this new technology will be accepted by our customers.  In addition, our competitors may develop a superior performance image processing technology and introduce it on the market before us.  If we can not successfully market and sell our new frame rate conversion technology, we will not be able to recoup our costs of acquiring Let It Wave and further development costs for this technology, and our financing results and ability to compete could be adversely affected.

We rely on independent foundries and contractors for the manufacture, assembly and testing of our integrated circuits and other hardware products, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

We do not operate any manufacturing facilities, and we rely on independent foundries to manufacture substantially all of our products. These independent foundries fabricate products for other companies and may also produce products of their own design. From time to time, there are manufacturing capacity shortages in the semiconductor industry. We do not have long-term supply contracts with any of our suppliers, including our principal supplier Taiwan Semiconductor Manufacturing Company, or TSMC, and our principal assembly houses. Therefore, TSMC and our other suppliers are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

During 2007, only 7% of our total revenues were derived from North America sales. We anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. Substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.  Let It Wave, which we acquired in June 2008, operates in France.

We are subject to a variety of risks inherent in doing business internationally, including:

operating in new countries where we have limited or no experience;

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

We also maintain offices in Canada, England, France, Germany, Hong Kong, India, Israel, Japan, Korea and Taiwan, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

The complexity of our international operations may increase our operating expenses and disrupt our revenues and business.

We transact business and have operations worldwide.  For example, international transactions form a substantial majority of our sales, our semiconductor products are manufactured, assembled and tested outside of the United States, and in June 2008 we acquired a foreign corporation.  Our global operations involve significant complexity and difficulties, including:

monitoring and complying with applicable laws and regulatory requirements;

staffing and managing global operations;

complying with statutory equity requirements; and

managing tax consequences.

If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

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

The inflation in foreign countries or the decline in the value of United States dollar compared to those foreign currencies may negatively impact our costs.

A portion of the cost of our operations, relating mainly to our personnel and facilities is incurred in foreign currencies. As a result, we bear the risk that the rate of inflation in those foreign countries or the decline in the value of United States dollar compared to those foreign currencies will increase our costs as expressed in United States dollars. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against foreign currencies. These measures may not adequately protect us from the impact of inflation in foreign countries.

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

Our operation of acquired business will also involve numerous risks, including:

problems combining the purchased operations, technologies or products;

acquisition of unproven technologies under development;

unanticipated costs;

diversion of management’s attention from our core business;

adverse effects on existing business relationships with customers;

risks associated with entering markets in which we have no or limited prior experience; and

potential loss of key employees, particularly those of the purchased organizations.

In June 2008 we acquired Let It Wave, a French company, and its frame rate conversion technology, which is still in development.  There is no assurance that we will be able to integrate Let It Wave with our business, or complete the development of this technology and bring it to market.

We may not be able to successfully complete the integration of the business, products or technologies or personnel that we have acquired in the past or might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment, no less often than annually, when changes in circumstances indicate the carrying value may not be recoverable. A change in circumstances may be indicated, and the carrying value of our goodwill or intangible assets may be impaired (not be recoverable), where there are declines in our stock price and market capitalization, declines in expected future cash flows, or slower growth rates in our industry.  We may be required to record a significant charge to earnings for the period in which any impairment of our goodwill or intangible assets is determined, which would adversely affect our results of operations.  In addition, our impairment analysis involves determining the fair value of our business using a projected discounted cash flow analysis that is based on significant estimates, such as our projections of future sales volume and timing, margins and operating costs, and the discount rate we use to calculate present value of future cash flow.  Changes to these estimates may cause us to recognize an impairment loss that could be material to our financial results.

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

At the end of June 2008, we had $360.2 million in cash, cash equivalents and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

The Company’s investments at June 30, 2008 include $57.8 million of high-grade auction rate securities primarily consisting of government guaranteed student loans. Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During February 2008, some of the auction rate securities failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company has classified all auction rate securities as long-term assets in the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments and auction rate securities is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” generally no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. Recent events in the subprime mortgage market and with auction rate securities could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and long-term investments on our balance sheet.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2008 and June 30, 2008, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $11.49 to a high of $22.48. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

The independent investigation of our historical stock option practices and resulting restatement activities and derivative lawsuits have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $7.9 million in 2007 and $0.1 million and $1.6 million for the three and six month periods ended June 30, 2008. The resulting restatements recorded in the 2006 Annual Report on Form 10-K had a material adverse effect on our results of operations. We recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets at the time of restatement. In addition, we recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements included in the 2006 Annual Report on Form 10-K reflected a decrease in net income of $13.0 million for the period of 1997 to 2005.  As a result of the amount of management attention and expenditure of funds on the investigation, restatement and litigation, we may have missed important market opportunities or our competitors may have gained advantages, and we may not find similar opportunities or adequately cope with those competitive challenges.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on June 12, 2008.  At the meeting, the following eight persons nominated by management were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld

Levy Gerzberg	47,238,690	634,793

Uzia Galil	42,669,151	5,204,332

Raymond A. Burgess	47,145,522	727,961

James D. Meindl	44,000,252	3,873,231

James B. Owens, Jr.	47,535,977	337,506

David Rynne	47,364,809	508,674

Arthur B. Stabenow	44,008,134	3,865,349

Philip M. Young	47,235,707	637,776

The following additional proposals were voted upon at the meeting:

Proposal to approve an increase in the maximum aggregate number of shares that may be issued under the Zoran Corporation 2005 Equity Incentive Plan by 2,500,000 shares was approved by a vote of 28,839,765 shares for; 12,870,582 shares against and 30,604 shares abstaining.  There were 6,132,532 broker non-votes with respect to this proposal.

Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by a vote of 47,504,366 shares for; 345,314 shares against and 23,803 shares abstaining. There were no broker non-votes with respect to this proposal.

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

ZORAN CORPORATION

Dated: August 11, 2008	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)