Form 10-Q
period 2008-09-30
ZORAN CORP \DE\
filed 2008-11-10
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 5, 2008, there were outstanding 51,167,158 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$98,132	$97,377
Short-term investments	206,002	222,432
Accounts receivable, net	54,245	58,220
Inventories	49,320	48,992
Prepaid expenses and other current assets	30,949	25,189
Total current assets	438,648	452,210
Property and equipment, net	17,006	17,636
Deferred income taxes	45,439	43,218
Other assets and long-term investments	83,490	112,632
Goodwill	4,197	168,691
Intangible assets, net	1,178	25,945
Total assets	$589,958	$820,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,894	$67,836
Accrued expenses and other current liabilities	41,977	43,968
Total current liabilities	75,871	111,804
Other long-term liabilities	25,030	20,756
Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2008 and December 31, 2007; 50,715,036 shares issued and outstanding as of September 30, 2008; and 51,407,860 shares issued and outstanding as of December 31, 2007	51	51
Additional paid-in capital	851,447	847,597
Accumulated other comprehensive income (loss)	(6,052)	995
Accumulated deficit	(356,389)	(160,871)
Total stockholders’ equity	489,057	687,772
Total liabilities and stockholders’ equity	$589,958	$820,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Hardware product revenues	$112,112	$129,820	$320,015	$331,510
Software and other revenues	14,022	16,606	43,835	46,478
Total revenues	126,134	146,426	363,850	377,988

Costs and expenses:
Cost of hardware product revenues	66,446	69,876	192,595	174,252
Research and development	28,922	28,063	87,606	83,027
Selling, general and administrative	23,653	28,043	73,552	85,050
Amortization of intangible assets	4,494	9,648	22,987	33,986
Impairment of goodwill and intangible assets	167,579	—	167,579	—
In-process research and development	—	—	22,383	—
Total costs and expenses	291,094	135,630	566,702	376,315

Operating income (loss)	(164,960)	10,796	(202,852)	1,673

Interest income	3,032	4,287	10,808	11,735

Other income (expense), net	(12)	(241)	(1,144)	398

Income (loss) before income taxes	(161,940)	14,842	(193,188)	13,806

Provision (benefit) for income taxes	(7,720)	1,700	2,330	6,350

Net income (loss)	$(154,220)	$13,142	$(195,518)	$7,456

Basic net income (loss) per share	$(3.01)	$0.26	$(3.80)	$0.15

Diluted net income (loss) per share	$(3.01)	$0.26	$(3.80)	$0.15

Shares used to compute basic net income (loss) per share	51,231	49,863	51,464	49,633

Shares used to compute diluted net income (loss) per share	51,231	51,284	51,464	50,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(195,518)	$7,456
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	6,040	5,932
Amortization of intangible assets	22,987	33,986
Stock-based compensation expense	9,989	10,599
Impairment of goodwill and intangible assets	167,579	—
In-process research and development	22,383	—
Deferred income taxes	1,244	—
Gain on sale of short-term investments	(115)	(796)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	3,975	(17,830)
Inventories	(328)	11,443
Prepaid expenses and other current assets and other assets	2,710	(7,756)
Accounts payable	(34,185)	6,285
Accrued expenses and other current liabilities and long-term liabilities	(6,303)	14,304
Net cash provided by operating activities	458	63,623

Cash flows from investing activities:
Purchases of property and equipment	(4,909)	(7,473)
Purchases of investments	(129,032)	(317,700)
Sales and maturities of investments	162,803	258,073
Acquisition of Let It Wave, net of cash acquired of $1,261	(22,767)	—
Net cash provided by (used in) investing activities	6,095	(67,100)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,214	5,963
Repurchase of common stock	(10,012)	—
Net cash provided by (used in) financing activities	(5,798)	5,963

Net increase in cash and cash equivalents	755	2,486

Cash and cash equivalents at beginning of period	97,377	100,034

Cash and cash equivalents at end of period	$98,132	$102,520

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

Revenues

On January 25, 2006, the Company entered into an agreement with MediaTek to settle patent litigation between the companies. In consideration for licenses granted by Zoran, MediaTek agreed to pay Zoran $55.0 million, of which $44.0 million was paid in February 2006 and $11.0 million was paid in April 2006.  These two payments, net of amounts attributable to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, were recognized as license revenues related to litigation settlement. MediaTek was required to pay quarterly royalties totaling $30.0 million over a 30-month period that commenced on the date of the agreement based on future sales of covered MediaTek products.  These royalty payments, net of amounts payable by Zoran to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, are recognized as software and other revenues as they are received.

2.              Stock-based Compensation

Stock Option Plans

As of September 30, 2008, the Company had outstanding options for the purchase of 8,816,109 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Nonstatutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions.  As of September 30, 2008, an aggregate of 3,697,701 shares remained available for future grants and awards.  Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval.  Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and nine month periods ended September 30, 2008 and 2007 as recorded in accordance with SFAS 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Cost of hardware product revenues	$113	$133	$313	$309
Research and development	1,163	1,318	3,627	3,481
Selling, general and administrative	2,129	2,116	6,049	6,809
Total costs and expenses	$3,405	$3,567	$9,989	$10,599

The income tax benefit for share-based compensation expense was $335,000 and $1,164,000 for the three and nine month periods ended September 30, 2008.  The Company recognized no tax benefit during the three and nine month periods ended September 30, 2007 due to the Company’s full valuation on its deferred tax assets, which was released in December 2007.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes valuation model with the following assumptions:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average expected term (years)	5.6	5.4	5.5	5.5
Expected volatility	52%	60%	54%	60%
Risk-free interest rate	3.1%	4.5%	3.0%	4.7%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Average expected term (years)	1.25	1.27	1.32	1.28
Expected volatility	53%	46%	53%	47%
Risk-free interest rate	1.8%	4.9%	2.8%	4.8%
Dividend yield	0%	0%	0%	0%

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

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Outstanding Options	Weighted Average Exercise Price

Outstanding at January 1, 2008	7,703,071	$17.92
Granted	1,504,680	$14.02
Exercised	(113,017)	$7.50
Canceled	(278,625)	$17.71
Outstanding at September 30, 2008	8,816,109	$17.40

Significant option groups outstanding as of September 30, 2008 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at September 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)

$ 0.00 to $ 9.99	322,384	4.57	$7.08	$420	289,134	4.05	$6.93	$420
$10.00 to $11.99	889,543	5.49	$10.56	—	889,543	5.49	$10.56	—
$12.00 to $14.99	2,690,323	7.36	$13.78	—	1,168,104	4.66	$13.37	—
$15.00 to $19.99	2,582,138	6.58	$18.20	—	1,859,598	5.83	$17.66	—
$20.00 to $25.99	1,952,470	5.42	$23.97	—	1,770,048	5.08	$23.97	—
$26.00 to $46.53	379,251	1.97	$28.60	—	377,524	1.95	$28.61	—
Total	8,816,109	6.18	$17.40	$420	6,353,951	5.05	$17.80	$420

Of the 8,816,109 stock options outstanding as of September 30, 2008, the Company estimates that 8,517,000 will fully vest over the remaining contractual term.  As of September 30, 2008, these options had a weighted average remaining contractual life of 6.07 years, a weighted average exercise price of $17.45 and aggregate intrinsic value of $420,000.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and nine month periods ended September 30, 2008 was $4.22 and $7.23 per share, respectively.  The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and nine month periods ended September 30, 2007 was $12.20 and $11.54 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.16 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.  The total number of shares of common stock underlying in-the-money options exercisable as of September 30, 2008 was 207,000.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2008 was $137,000 and $569,000 respectively.  There was no excess tax benefit realized by the Company in 2008 and 2007 for option exercises due to the availability of non stock related net operating loss carry forwards which fully offset our taxable income.

As of September 30, 2008, the Company had $20,587,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over the weighted average remaining term of 2.75 years.  The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan.  As of September 30, 2008, we had $199,000 of unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 2.51 years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares And Stock Units	Weighted- Average Grant- Date Fair Value

Balances, December 31, 2007	77,345	$18.53
Granted	19,400	$8.29
Released/vested	(56,650)	$19.81
Forfeited	(612)	$21.56
Balances, September 30, 2008	39,483	$11.62

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995.  The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code.  There were no purchases during the quarter ended September 30, 2008.  As of September 30, 2008, 1,825,874 shares were reserved and available for issuance under the ESPP.

Stock Repurchase Program

In March 2008, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $100.0 million of outstanding Zoran common stock.  The Company repurchased 1,163,569 shares for $10.0 million under this program during the three and nine months ended September 30, 2008.  As of September 30, 2008, the authorized amount that remains available under the Company’s stock repurchase program was $90.0 million.

The Company retires all shares repurchased under the stock repurchase program.  The purchase price for the repurchased shares of the Company’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

3.  Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss) as required by SFAS 130 “Reporting Comprehensive Income.”  The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(154,220)	$13,142	$(195,518)	$7,456
Change in unrealized gain (loss) on investments, net of tax	(5,147)	(200)	(7,047)	(2,549)
Total comprehensive income (loss)	$(159,367)	$12,942	$(202,565)	$4,907

The accumulated other comprehensive income (loss) consists of unrealized gain (loss), net of tax, on marketable securities.

4.  Marketable Securities

The Company’s portfolio of marketable securities as of September 30, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$159,082	$175	$(8,288)	$150,969
Auction rate securities	57,775	—	—	57,775
U.S. government and agency securities	39,399	10	(105)	39,304
Foreign and municipal bonds	13,484	41	(442)	13,083
Certificates of deposit	1,997	9	(3)	2,003
Total fixed income securities	271,737	235	(8,838)	263,134
Publicly traded equity securities	1,393	—	(750)	643
	273,130	235	(9,588)	263,777
Less: Auction rate securities included in other assets and long- term investments	(57,775)	—	—	(57,775)

Total short-term investments	$215,355	$235	$(9,588)	$206,002

The Company’s portfolio of marketable securities as of December 31, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$162,339	$580	$(305)	$162,614
Auction rate securities	85,350	—	—	85,350
U.S. government and agency securities	36,290	206	—	36,496
Foreign and municipal bonds	17,421	55	(1)	17,475
Certificates of deposit	3,994	4	(1)	3,997
Total fixed income securities	305,394	845	(307)	305,932
Publicly traded equity securities	1,393	457	—	1,850
	306,787	1,302	(307)	307,782
Less: Auction rate securities included in other assets and long- term investments	(85,350)	—	—	(85,350)

Total short-term investments	$221,437	$1,302	$(307)	$222,432

The following table summarizes the maturities of the Company’s fixed income securities as of September 30, 2008 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$89,503	$86,175
Due in 1 to 2 years	85,230	81,810
Due in 2 to 5 years	39,229	37,374
Greater than 5 years*	57,775	57,775
Total fixed income securities	$271,737	$263,134

*Comprised of auction rate securities which have reset dates of 90 days or less but final expiration dates over 5 years.  These securities are included in other assets and long-term investments as of September 30, 2008.  In October 2008, the Company accepted an offer (the “UBS Offer”) from UBS AG (“UBS”), one of its investment providers.  As a UBS client who holds Auction Rate Securities (“ARS”), the Company will receive ARS Rights, which entitle the Company to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010.  The Company also received communications from Wachovia Securities indicating that Wachovia will soon offer to purchase, no later than June 30, 2009, ARS held by the Company at par value. The Company currently holds $37.4 million of ARS with UBS and $20.4 million of ARS with Wachovia.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.  In October 2008 the FASB Issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s current quarter financial statements.  The application of the provision of FSP 157-3 did not impact the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$150,969	$—	$150,969
Auction rate securities	—	—	57,775	57,775
U.S. government and agency securities	—	39,304	—	39,304
Foreign and municipal bonds	—	13,083	—	13,083
Certificates of deposit	—	2,003	—	2,003
Total fixed income securities	—	205,359	57,775	263,134
Publicly traded equity securities	643	—	—	643

Total	$643	$205,359	$57,775	$263,777

The Company’s Level 3 investments as of September 30, 2008 include high-grade auction rate securities primarily consisting of government guaranteed student loans.  Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days.  At the end of each reset period, investors can sell or continue to hold the securities at par. During the current year, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand.  In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured.  As a result, the Company has classified all auction rate securities as long-term assets at cost in the condensed consolidated balance sheets.  In October 2008, the Company accepted an offer (the “UBS Offer”) from UBS AG (“UBS”), one of its investment providers.  As a UBS client who holds Auction Rate Securities (“ARS”), the Company will receive ARS Rights, which entitle the Company to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010.  The Company also received communications from Wachovia Securities indicating that Wachovia will soon offer to purchase, no later than June 30, 2009, ARS held by the Company at par value. The Company currently holds $37.4 million of ARS with UBS and $20.4 million of ARS with Wachovia.

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

The reconciliation of beginning and ending balances for auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	62,775
Balance at March 31, 2008	62,775
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	(5,000)
Transfers in and/or out of Level 3	—
Balance at June 30, 2008	57,775
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	—
Balance at September 30, 2008	$57,775

6.              Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Purchased parts and work in process	$25,831	$28,498
Finished goods	23,489	20,494
	$49,320	$48,992

7.              Goodwill and Other Intangible Assets

The Company conducted its annual impairment test of goodwill as of September 30, 2008 in accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Impairment is tested at the reporting unit level which is one level below the reportable segments.  Potential goodwill impairment is measured based upon a two-step process.  In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of an impairment loss.

As a result of this test, the Company determined that the carrying amounts of its Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge of approximately $164.5 million and an impairment charge for other intangibles of $3.1 million in the current quarter.  The impairment charge was primarily due to a decrease in valuation based on a decline in the Company’s business forecasts as a result of the current economic downturn as well as a decline in the Company’s stock value over the last several months due to the current global financial crisis.  The fair values of reporting units were estimated using the expected present value of future cash flows.  The total of all reporting fair values was also compared to the Company’s market capitalization plus a control premium for reasonableness.

Components of Acquired Intangible Assets (in thousands):

		September 30, 2008			December 31, 2007
	Life (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$195,505	$(195,505)	$—	$195,505	$(175,451)	$20,054
Patents	3-5	40,265	(40,265)	—	40,265	(36,961)	3,304
Customer base	3-5	13,860	(13,860)	—	13,860	(12,043)	1,817
Tradename and others	3-5	4,655	(3,477)	1,178	3,350	(2,580)	770
Total		$254,285	$(253,107)	$1,178	$252,980	$(227,035)	$25,945

Estimated future intangible amortization expense, based on current balances, as of September 30, 2008 is as follows (in thousands):

Remaining three months of 2008	$109
Year ending December 31, 2009	435
Year ending December 31, 2010	435
Year ending December 31, 2011	199
$1,178

Changes in the carrying amount of goodwill for the three and nine month periods ended September 30, 2008 are as follows (in thousands):

Amount
Balance at December 31, 2007	$168,691
Impairment of goodwill	(164,494)
Balance at September 30, 2008	$4,197

Goodwill by reportable segment was as follows (in thousands):

	September 30,	December 31,
	2008	2007

Consumer	$—	$164,494
Imaging	4,197	4,197

	$4,197	$168,691

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

The Company’s effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of our tax planning strategies.  The provision for income taxes for the three and nine month periods ended September 30, 2008 reflects the estimated annual tax rate applied to the year to date net earnings after the exclusion of a material foreign jurisdiction where the Company is unable to accurately project earnings for future periods.  A separate tax calculation was done for that jurisdiction, which was included in the total provision for income taxes.  In addition, due to a statute of limitations lapse the Company released approximately $1.0 million of its FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) reserve and a provision to return adjustment of $1.0 million that were fully recognized in the period they occurred.  The Company’s Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel.  The benefits from this tax holiday expire at various times beginning in 2008.

On January 1, 2007, the Company adopted FIN 48.  Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained.  As of December 31, 2007, the Company had $26.5 million of unrecognized tax benefits which have not materially changed during the current period.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures.  In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time.  Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.  The Company’s ongoing tax audit in Israel may result in a positive or negative adjustment to the Company’s unrecognized tax benefits within the next 12 months.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008.  Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010.  The effects of the change in the tax law will be recognized in our fourth quarter, which is the quarter in which the law was enacted.  The Company is currently in the process of analyzing the impact of the new law.

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

Information about reported segment income or loss is as follows for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenues:
Consumer	$109,368	$120,957	$306,562	$309,690
Imaging	16,766	25,469	57,288	68,298
	$126,134	$146,426	$363,850	$377,988

Operating expenses:
Consumer	$106,896	$108,561	$312,369	$293,077
Imaging	12,125	17,421	41,384	49,252
	$119,021	$125,982	$353,753	$342,329

Contribution margin:
Consumer	$2,472	$12,396	$(5,807)	$16,613
Imaging	4,641	8,048	15,904	19,046
	$7,113	$20,444	$10,097	$35,659

 A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Contribution margin from operating segments	$7,113	$20,444	$10,097	$35,659
Amortization of intangible assets	4,494	9,648	22,987	33,986
Impairment of goodwill and intangible assets	167,579	—	167,579	—
In-process research and development	—	—	22,383	—
Total operating income (loss)	$(164,960)	$10,796	$(202,852)	$1,673

Zoran maintains operations in Canada, China, France, Germany, India, Israel, Japan, Korea, Taiwan, the United Kingdom and United States.  Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management.  Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues based upon customer location for the three and nine month periods ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue from unaffiliated customers originating from:
China	$57,754	$64,463	$152,259	$146,842
Japan	17,861	22,260	58,102	69,165
Korea	8,106	5,600	38,935	15,599
Taiwan	32,643	36,336	79,792	97,988
United States	5,860	10,133	22,510	24,703
Other	3,910	7,634	12,252	23,691
Total revenues	$126,134	$146,426	$363,850	$377,988

For the three months ended September 30, 2008, two customers accounted for 16% and 11% of total revenues, respectively.  For the same period in 2007, one customer accounted for 11% of total revenues.  For the nine months ended September 30, 2008, three customers accounted for 13%, 10% and 10% of total revenues, respectively.  For the same period in 2007, one customer accounted for 13% of total revenues.

As of September 30, 2008, one customer accounted for approximately 22% of total net accounts receivable and as of December 31, 2007 three customers accounted for approximately 11%, 11% and 10% of the net accounts receivable balance, respectively.

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

This acquisition’s primary purpose was to obtain Let It Wave’s in-process development of a video frame rate conversion and image enhancement product for flat panel televisions and other consumer electronics.  By acquiring Let It Wave, the Company intends to deliver high performance image processing that enables artifact-free true-Motion Compensated Frame Rate Conversion (MCFRC) for flat panel televisions and other video consumer electronics products.  Let It Wave is at least six months from completing the development of its MCFRC product and currently has no other products, revenues or a customer base.  Upon completion of a finished product, the Company expects to market this technology for 120Hz LCD televisions within the Consumer group.

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

The in-process research and development has not yet reached technological feasibility and has no alternative future use.  Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date.  The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%.  This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team.  Revenues for the incremental core technology are expected to commence in 2009.  Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.  As of September 30, 2008, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

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

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(154,220)	$13,142	$(195,518)	$7,456

Weighted average shares outstanding	51,231	49,863	51,464	49,633
Effect of dilutive options, restricted shares, and restricted stock units	—	1,421	—	1,228
Dilutive weighted average shares	51,231	51,284	51,464	50,861

Net income (loss) per share:
Basic	$(3.01)	$0.26	$(3.80)	$0.15
Diluted	$(3.01)	$0.26	$(3.80)	$0.15

For the three month periods ended September 30, 2008 and 2007, outstanding options, restricted shares and restricted stock units totaling 8.6 million and 3.7 million shares, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

For the nine month periods ended September 30, 2008 and 2007, outstanding options and restricted stock units totaling 6.8 million and 3.8 million shares, respectively, were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

12.       Contingencies

Matters Related to Historical Stock Option Practices.  After September 30, 2008, the following shareholder derivative actions purporting to assert claims on behalf of and in the name of the Company against various of the Company’s current and former directors and officers relating to the Company’s historical accounting for stock options were dismissed.

Pfeiffer v. Zoran Corporation et al; Gerald del Rosario v. Aharon et al.  On September 7 and September 26, 2006, purported shareholder derivative actions were filed by Milton Pfeiffer and Gerald Del Rosario against Zoran as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California, alleging, among other things, violations of federal securities laws and breaches of fiduciary duties.  On December 8, 2006, the Court issued an order consolidating the two actions and selecting del Rosario as lead plaintiff. On September 15, 2008, the court entered a final judgment approving the parties’ settlement of the consolidated derivative action and dismissing the action with prejudice, which became effective 30 days thereafter.  Terms of the settlement included payments to the Company from its insurance carrier and certain option holders, cancelation or repricing of certain options, and a payment of legal fees to the plaintiff’s attorney.

Barone v. Gerzberg et al.; Durco v. Gerzberg et al.  On October 23, 2006, two purported shareholder derivative actions were filed by Moshe Barone and John Durco against Zoran as a nominal defendant and certain of its current and former officers and directors in the California Superior Court of Santa Clara County, alleging, among other things, violations of state securities laws and breaches of fiduciary duty.  On January 24, 2007 the Court consolidated the Barone and Durco actions, appointed Messrs. Barone and Durco as co-lead plaintiffs and approved their selection of counsel for the consolidated derivative action.  The co-lead plaintiffs filed a consolidated amended complaint on March 26, 2007.  On September 15, 2007 the Court issued an order staying all proceedings until further order of the Court.  On October 27, 2008, that Court entered an order dismissing the action.

Zoran Corporation v. DTS, Inc.  On October 8, 2008, the Company filed a complaint against DTS, Inc. in the U.S. District Court for the Northern District of California, alleging violations of Section 2 of the Sherman Act and patent misuse.  The complaint alleges that DTS wrongfully acquired and maintained monopoly power in the relevant markets in the manner in which it caused its patented high-definition audio decompression technology to be adopted as part of the Blu-ray Disc standard.  The complaint further alleges that having wrongfully acquired monopoly power in the relevant market, DTS has refused to license its technology to the Company and others on fair, reasonable and nondiscriminatory terms as required by its membership in the Blu-ray Disc Association.  The complaint seeks treble damages, in an amount to be determined, an order enjoining DTS from monopolizing and attempting to monopolize the United States markets for Blu-ray Disc technology and an order declaring that DTS’s relevant patents are unenforceable by reason of misuse.  Also on October 8, 2008, the Company filed a notice of arbitration with the International Center for Dispute Resolution under the Blu-ray Disc Association By-laws making similar allegations and seeking an order granting the Company a license to DTS’s Blu-ray technology and requiring DTS to provide the Company with necessary DTS Blu-ray materials or their equivalent and a finding that DTS materially breached the Blu-ray Disc Association By-Laws.  On October 29, 2008, in response to the Company’s complaint, DTS filed a motion seeking an order referring the Company’s claims to arbitration and dismissing the complaint in its entirety or, in the alternative, staying the District Court action pending the outcome of the arbitration.  A hearing on the motion to dismiss is scheduled for December 19, 2008.  DTS has publicly indicated that it also intends to assert counterclaims against the Company.  The Company expects that such counterclaims will involve an unrelated dispute wherein DTS has claimed that the Company breached a license agreement that it entered into with DTS in 1998.  To date, DTS has not filed a response to the Company’s arbitration demand.  The Company intends to vigorously pursue all rights and remedies it may have against DTS and defend any allegations that DTS may make by way of counterclaim.

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

Other Legal Matters.  The Company is named from time to time as a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings are difficult to predict.

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

Revenues

We derive most of our revenues from the sale of our integrated circuit and system-on-a-chip products.  Historically, average selling prices in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product.  Average selling prices for our products have fluctuated substantially from period to period, primarily as a result of changes in our customer mix of original equipment manufacturer, or OEM, sales versus sales to resellers and the transition from low-volume to high-volume production.  In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market.  We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

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

We recognize software license revenues in accordance with the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under SOP 97-2. We recognize maintenance and support revenue ratably over the term of the arrangement.  We also receive royalty revenues based on per unit shipments of products that include our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

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

Income Taxes

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses.  During the third quarter we determined that for a material foreign jurisdiction we are unable to reliably predict the expected annual earnings, and we removed this jurisdiction from our effective tax rate calculation.  We calculated tax separately for that jurisdiction and included it in the total provision for income taxes.

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

Following the completion of the acquisition, the results of operations of Let It Wave have been included in our condensed consolidated financial statements.  Accordingly, our results of operations for the three and nine month periods ended September 30, 2008 include Let It Wave’s operations from the acquisition date.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 with the exception of the additional policies discussed below.

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

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.  In October 2008 the FASB Issued FASB Staff Position No. FAS157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s current quarter financial statements.  The application of the provision of FSP 157-3 did not affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

Our Level 3 investments as of September 30, 2008 include high-grade auction rate securities primarily consisting of government guaranteed student loans.  Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days.  At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand.  In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured.  As a result, we have classified all auction rate securities as long-term assets in the condensed consolidated balance sheets.  In October 2008, we accepted an offer (the “UBS Offer”) from UBS AG (“UBS”), one of our investment providers.  As a UBS client who holds Auction Rate Securities (“ARS”), we will receive ARS Rights, which will entitle us to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time during a two-year period beginning June 30, 2010.  We also received communications from Wachovia Securities indicating that they will soon offer to purchase, no later than June 30, 2009, at par value ARS held by us.  We currently hold $37.4 million of auction rate securities with UBS and $20.4 million of auction rate securities with Wachovia.

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

Valuation of Goodwill

We conducted our annual impairment test of goodwill as of September 30, 2008 in accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Impairment is tested at the reporting unit level which is one level below the reportable segments.  Potential goodwill impairment is measured based upon a two-step process.  In the first step, we compare the fair value of a reporting unit with its carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of an impairment loss.

As a result of this test, we determined that the carrying amounts of our Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge of approximately $164.5 million and an impairment charge for other intangibles of $3.1 million in the current quarter.  The impairment charge was primarily due to a decrease in valuation based on a decline in our business forecasts as a result of the current economic downturn as well as a decline in our stock value over the last several months due to the current global financial crisis.  The fair values of reporting units were estimated using the expected present value of future cash flows.  The total of all reporting fair values was also compared to our market capitalization plus a control premium for reasonableness.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes from the period to period

  (dollars in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2008	2007	$	%

Revenues:
Hardware product revenues	$112,112	$129,820	$(17,708)	(13.6)%
Software and other revenues	14,022	16,606	(2,584)	(15.6)%
Total revenues	126,134	146,426	(20,292)	(13.9)%

Cost and expenses:
Cost of hardware product revenues	66,446	69,876	(3,430)	(4.9)%
Research and development	28,922	28,063	859	3.1%
Selling, general and administrative	23,653	28,043	(4,390)	(15.7)%
Amortization of intangible assets	4,494	9,648	(5,154)	(53.4)%
Impairment of goodwill and intangible assets	167,579	—	167,579	*
Total costs and expenses	291,094	135,630	155,464	*
Operating income (loss)	(164,960)	10,796	(175,756)	*

Interest and other income (expense), net	3,020	4,046	(1,026)	(25.4)%
Provision (benefit) for income taxes	(7,720)	1,700	(9,420)	*
Net income (loss)	$(154,220)	$13,142	$(167,362)	*

Supplemental Operating Data:

Cost of hardware product as % of hardware product revenues	59.3%	53.8%

*      not meaningful

	Nine Months Ended September 30,		Change
	2008	2007	$	%

Revenues:

Hardware product revenues	$320,015	$331,510	$(11,495)	(3.5)%
Software and other revenues	43,835	46,478	(2,643)	(5.7)%
Total revenues	363,850	377,988	(14,138)	(3.7)%

Cost and expenses:
Cost of hardware product revenues	192,595	174,252	18,343	10.5%
Research and development	87,606	83,027	4,579	5.5%
Selling, general and administrative	73,552	85,050	(11,498)	(13.5)%
Amortization of intangible assets	22,987	33,986	(10,999)	(32.4)%
Impairment of goodwill and intangible assets	167,579	—	167,579	*
In-process research and development	22,383	—	22,383	*
Total costs and expenses	566,702	376,315	190,387	*
Operating income (loss)	(202,852)	1,673	(204,525)	*

Interest and other income (expense), net	9,664	12,133	(2,469)	(20.3)%
Provision (benefit) for income taxes	2,330	6,350	(4,020)	(63.3)%
Net income (loss)	$(195,518)	$7,456	$(202,974)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	60.2%	52.6%

*      not meaningful

Revenues

Total revenues were $126.1 million for the three months ended September 30, 2008 compared to $146.4 million for the three months ended September 30, 2007.  Consumer segment revenues decreased by $11.6 million while Imaging segment revenues decreased $8.7 million.  Within the Consumer segment, revenues for DVD and Mobile products were down by $28.9 million and $2.7 million, respectively. Partially offsetting the decrease in DVD and Mobile products’ revenue was an increase in DTV products revenue of $20.0 million. The decrease in Imaging segment revenues was due to a reduction in Imaging hardware product revenues of $6.4 million and a decrease in Imaging software and other revenues of $2.3 million.  We believe that the recent worldwide economic downturn has adversely affected the markets that our customers serve, and we expect this impact may continue to reduce sales of our products until the economy begins to recover.

Total revenues were $363.8 million for the nine months ended September 30, 2008 compared to $378.0 million for the nine months ended September 30, 2007.  Consumer segment revenues decreased by $3.2 million while Imaging segment revenues decreased $11.0 million.  The decrease in Consumer segment revenues was primarily a result of decreases in revenues for DVD products of $50.8 million and Mobile products of $2.6 million which was partially offset by an increase in revenues for DTV products of $50.2 million.  The decrease in Imaging segment revenues was primarily due to a reduction in Imaging hardware product revenues of $9.3 million and a decrease in software and other revenues of $1.7 million.

Hardware product revenues for the three months ended September 30, 2008 were $112.1 million compared to $129.8 million for the comparable period of the prior year.  Hardware product revenues decreased $11.3 million in the Consumer segment and $6.4 million in the Imaging segment.  Within the Consumer segment, hardware product revenues for DVD and Mobile products decreased by $29.0 million and $2.7 million respectively. DVD hardware product revenues were down due to decreased unit shipments while Mobile hardware product revenues were primarily down due to lower average selling prices. Partially offsetting the decreases in hardware product revenues for DVD and Mobile products was an increase of $20.4 million for DTV products principally due to increased unit shipments. The decrease in Imaging hardware product revenues was mainly due to lower unit shipments.

Hardware product revenues for the nine months ended September 30, 2008 were $320.0 million compared to $331.5 million for the comparable period of the prior year.  Hardware product revenues decreased $2.2 million in the Consumer segment and $9.3 million in the Imaging segment.  Within the Consumer segment, hardware product revenues for DVD and Mobile products decreased by $50.4 million and $2.6 million, respectively. The decrease in hardware product revenues for DVD products was primarily due to lower unit shipments while the decrease in Mobile products was mainly due to lower average selling prices. Partially offsetting the reduced hardware product revenues for DVD and Mobile products was an increase of $50.8 million for DTV products due primarily to increased unit shipments.  The decrease in Imaging hardware product revenues was primarily due to reduced unit shipments.

Software and other revenues were $14.0 million and $43.8 million for the three and nine month periods ended September 30, 2008, respectively, compared to $16.6 million and $46.5 million for the three and nine month periods ended September 30, 2007, respectively.  The changes in software and other revenues were primarily due to decrease in royalty revenues from customers in the Imaging segment due to decrease in unit shipments of products that include our software and the timing of new agreements.

Cost of Hardware Product Revenues

The increase in hardware product costs as a percentage of hardware product revenues for the three and nine month periods ended September 30, 2008, compared to the same period in 2007, was primarily a result of product mix — products with a higher percent of cost per revenue represented a greater proportion of products sold.  In the first half of 2008, we experienced initial cost challenges related to ramp in volume of new products.  Since then we have seen and we expect to continue to see improvements in the cost structure associated with these new products. Cost of hardware product revenues as a percentage of product revenue was also impacted by declines in average selling prices, particularly for our Mobile and DVD products.

Research and Development

Research and development expenses increased by $0.9 million and $4.6 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007.  Research and development expenses tend to fluctuate based on the timing of major engineering-related expenses, such as tape-outs as well as continued investments in research and development across both of our segments.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $4.4 million and $11.5 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007.  These decreases were primarily attributed to decreases in legal and accounting expenses which were high in 2007 as a result of our review of historical stock option granting practices.  In addition, stock-based compensation expenses were lower for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007.

Amortization of Intangible Assets

During the three and nine month periods ended September 30, 2008, we incurred charges of $4.5 and $23.0 million, respectively, related to the amortization of intangible assets compared to $9.6 million and $34.0 million of such charges for the three and nine month periods ended September 30, 2007, respectively.  At September 30, 2008, we had approximately $1.2 million in net intangible assets acquired through the Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2011.

Impairment of Goodwill and Intangible Assets

During the current quarter, as a result of our annual impairment test, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in an impairment charge of $164.5 million related to goodwill recorded in our Consumer business segment and $3.1 million related to intangible assets in our Consumer business segment.

In-Process Research and Development

During the nine months ended September 30, 2008, the Company recorded an in-process research and development expense of $22.4 million as part of the June 2008 acquisition of Let It Wave.  There were no charges recorded for in-process research and development during 2007.

Interest and Other Income (Expense)

Interest and other income (expense) was $3.0 and $9.7 million for the three and nine month periods ended September 30, 2008, respectively, compared to $4.0 million and $12.1 million for the same periods of 2007, respectively.  Interest income was $3.0 million and $10.8 million for the three and nine month periods ended September 30, 2008, respectively, compared to $4.3 million and $11.7 million for the same period of 2007.  The decrease in interest income for the three and nine month periods ended September 30, 2008 was primarily due to lower average interest earned on our cash and short term investment balances due to declines in the interest rate.  The changes in other income (expense) for the three and nine month periods ended September 30, 2008 were primarily due to foreign currency remeasurement losses as a result of the decline in the value of the U.S. dollar in comparison to currencies in countries in which we operate and fluctuations in realized gains due to timing of sale of investments.

Provision (Benefit) for Income Taxes

We recorded a tax benefit of $7.7 million and a provision of $2.3 million for the three and nine month periods ended September 30, 2008, respectively, compared to a tax provision of $1.7 million and $6.4 million for the three and nine month periods ended September 30, 2007, respectively.  The provision (benefit) for the three and nine month periods ended September 30, 2008 reflects the estimated annual tax rate applied to the year to date pre tax loss, adjusted for certain discrete items that are fully recognized in the period they occur.  During the third quarter we determined that for a material foreign jurisdiction we are unable to reliably predict the expected annual earnings, and we removed this jurisdiction from our effective tax rate calculation.  We calculated tax separately for that jurisdiction and included it in the total provision for income taxes.

The income tax provision (benefit) for these periods was affected by the geographic distribution of our worldwide earnings and losses, the impact of recording a valuation allowance and the release of the valuation allowance at December 31, 2007, non-deductible expenses such as SFAS 123R stock-based compensation expense, as well as the accrual of liabilities associated with unrecognized tax benefits.  Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.  In addition, due to a statute of limitations lapse there was a release of approximately $1.0 million of our FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) reserve and a provision to return adjustment of $1.0 million that were fully recognized in the period they occurred.

Liquidity and Capital Resources

At September 30, 2008, we had $98.1 million of cash and cash equivalents, $206.0 million of short term investments and $57.8 million of long term investments.  At September 30, 2008, we had $362.8 million of working capital.

Cash provided by operating activities was $0.5 million during the first nine months of 2008.  While we recorded a net loss of $195.6 million, this loss included non-cash items such as impairment of goodwill and intangible assets of $167.6 million, amortization of $23.0 million, depreciation of $6.0 million, in-process research and development expense of $22.4 million and stock-based compensation expense of $10.0 million.  Cash provided by operations was primarily due to decreases in accounts receivable, prepaid expenses and other current assets and other assets by $6.7 million due to the timing of collections and payments. These changes were partially offset by a decrease in accounts payable, accrued expenses and other liabilities totaling $40.5 million due to timing of payments.

Cash provided by investing activities was $6.1 million during the nine months ended September 30, 2008 principally reflecting the proceeds from sales and maturities of investments, net of purchases, of $33.8 million.  This was partially offset by $22.8 million used for the acquisition of Let It Wave and $4.9 million used for purchases of property and equipment.

Cash used in financing activities during the nine months ended September 30, 2008 was $5.8 million primarily for repurchase of common stock of $10.0 million under our Stock Repurchase Program.  This was partially offset by $4.2 million of proceeds received from issuances of common stock through exercises of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We account for our investment instruments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as “available-for-sale” under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary.  These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.  In October 2008, we accepted an offer (the “UBS Offer”) from UBS AG (“UBS”), one of our investment providers.  As a UBS client who holds Auction Rate Securities (“ARS”), we will receive ARS Rights, which will entitle us to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value.  In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time during a two-year period beginning June 30, 2010.  We also received communications from Wachovia Securities indicating that they will soon offer to purchase, no later than June 30, 2009, at par value ARS held by us.  We currently hold $37.4 million of auction rate securities with UBS and $20.4 million of auction rate securities with Wachovia.

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

Changes to Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

financial instability as a result of problems with mortgage-related securities, liquidity of financial institutions, and credit market problems;

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

The worldwide economic downturn and other adverse economic factors would be likely to reduce our sales and revenues, increase our expenses and hurt our profitability, results of operations and financial condition.

The current worldwide economic downturn is likely to reduce consumer spending on products made by our customers. Other factors, such as unemployment levels, inflation, deflation, fuel and energy costs, consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those made by our customers.  Reduced sales by our customers would be likely to hurt our business by reducing our sales for their existing products and slowing new product introductions by our customers and by us. Lower net sales of our products would reduce our immediate and future revenues.  In addition, our expenses could rise due to, among others, fluctuations of the value of United States dollar, changes in interest and tax rates and decreased inventory turnover.  Such reduction of our revenues and increase of our expenses would hurt our profitability and adversely affect our results of operations and financial condition.  In preparing our financial statements we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results.  The current volatility in the worldwide economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future filings.

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

Our operating results may be harmed by worldwide economic downturn, as well as by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be materially and adversely affected.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions.  These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. The recent emergence of a number of negative economic factors, including heightened fears of a recession, could lead to such a downturn in our industry, which could harm our revenue and our results of operations. Any downturn in the semiconductor industry may be severe and prolonged. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenue if we are unable to ship products to meet customer requirements.

The recent worldwide downturn, due to the crisis in credit markets, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence and spending, reduced corporate profits and capital spending, and other adverse business conditions, makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities.  This downturn could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate continue to be subject to these adverse economic conditions, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek, and Sunplus. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, MediaTek, Novatech, Sunplus and Texas Instruments. In the market for multimedia acceleration for Mobile phones, our principal competitors include AMD, Broadcom, CoreLogic, MtekVision, NVIDIA and Telechips.  In the market for JPEG-based products for desktop video editing applications, our principal competitor is Sunplus. Cirrus Logic (Crystal Semiconductor), Freescale Semiconductor, Fujitsu, STMicroelectronics and Yamaha are currently shipping Dolby Digital-based audio compression products. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom, M-Star, Mediatek and ST Microelectronics. Others who also participate in this market are Micronas, NXP and Trident Microsystems.  Competitors in the printer and multifunction peripheral space include Conexant, Global Graphics, Marvell Semiconductor and in-house captive suppliers.

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

We have generally limited access to and distribution of the source and object code of our software and other proprietary information. With respect to our page description language software, System On a Chip platform firmware and drivers for the digital office market and in limited circumstances with respect to firmware and platforms for our DTV products, we grant licenses that give our customers access to and restricted use of the source code of our software. This access increases the likelihood of misappropriation or misuse of our technology.

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

incur debt;

use a significant amount of our cash;

assume liabilities;

incur expenses related to the future impairment of goodwill and the amortization of intangible assets; or

incur other large write-offs immediately or in the future.

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

We review our goodwill and intangible assets for impairment, no less often than annually, when changes in circumstances indicate the carrying value may not be recoverable. A change in circumstances may be indicated, and the carrying value of our goodwill or intangible assets may be impaired (not be recoverable), where there are declines in our stock price and market capitalization, declines in expected future cash flows, or slower growth rates in our industry. When we performed our annual impairment test in the current quarter, we determined that goodwill and intangible assets related to our reporting units in the Consumer business segment were impaired and therefore recorded a charge of $167.6 million in the current quarter for impairment of goodwill and intangible assets.

If our future financial performance or other events indicate that the value of our recorded goodwill or intangibles is impaired, we may record additional impairment charges that could adversely affect our financial results. In addition, our impairment analysis involves determining the fair value of our business using a projected discounted cash flow analysis that is based on significant estimates, such as our projections of future sales volume and timing, margins and operating costs, and the discount rate we use to calculate present value of future cash flow.  Changes to these estimates may cause us to recognize an impairment loss that could be material to our financial results.

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

At the end of September 2008, we had $361.9 million in cash, cash equivalents and investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

The Company’s investments at September 30, 2008 include $57.8 million of high-grade auction rate securities primarily consisting of government guaranteed student loans. Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During February 2008, some of the auction rate securities failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will generally not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured.  The securities firms where the auction rate securities are held have agreed to repurchase the auction rate securities at par within the next one to two years.  As a result, the Company has classified all auction rate securities as long-term assets at cost in the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2008 and September 30, 2008, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $7.90 to a high of $22.48. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

The independent investigation of our historical stock option practices and resulting restatement activities and derivative lawsuits have required us to expend significant management time and incur significant accounting, legal and other expenses totaling $7.9 million in 2007 and $0.1 million and $1.6 million for the three and nine month periods ended September 30, 2008. The resulting restatements recorded in the 2006 Annual Report on Form 10-K had a material adverse effect on our results of operations. We recorded additional stock-based compensation expense of $11.7 million for stock option grants, recognized over the periods from 1997 to 2005. There was no tax impact of these additional stock-based compensation expenses due to the full valuation allowance on our tax assets at the time of restatement. In addition, we recorded other adjustments previously considered to be immaterial totaling $1.3 million (net of tax of $0.2 million). As a result, our restated consolidated financial statements included in the 2006 Annual Report on Form 10-K reflected a decrease in net income of $13.0 million for the period of 1997 to 2005.  As a result of the amount of management attention and expenditure of funds on the investigation, restatement and litigation, we may have missed important market opportunities or our competitors may have gained advantages, and we may not find similar opportunities or adequately cope with those competitive challenges.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended September 30, 2008 was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	N/A	N/A	N/A	$100,000,000
August 1, 2008 – August 31, 2008	1,163,569	$8.60	N/A	$89,987,962
September 1, 2008 – September 30, 2008	N/A	N/A	N/A	$89,987,962
Total	1,163,569	$8.60		$89,987,962

Note:

All shares purchased as part of publicly announced plans during the three months ended September 30, 2008 were purchased under a repurchase program we announced on March 5, 2008. Under this program, we are authorized to repurchase up to $100.0 million of our common stock from time to time.  The amount and timing of specific repurchases under this program are subject to market conditions, applicable legal requirements and other factors, including management’s discretion.  The average price paid per share is based on the total price paid by the Company which includes applicable broker fees.

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

ZORAN CORPORATION

Dated: November 10, 2008	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)