Form 10-K
period 2008-12-31
ZORAN CORP \DE\
filed 2009-02-26
CIK 1003022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2008, as reported on the Nasdaq Global Select Market, was approximately $603,984,600.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of February 23, 2009: 51,178,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report where indicated.

ZORAN CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2008

i

Special Note Regarding Forward-Looking Statements

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” of this Annual Report on Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1—Business

Company Overview

Zoran Corporation is a leading provider of digital solutions in the digital entertainment and digital imaging market. Zoran has pioneered high-performance digital audio and video, imaging applications, and Connect Share Entertain™ technologies for the digital home.

Our products consist of integrated circuits and related products used in DVD players, movie and home theater systems, digital cameras and video editing systems. We provide integrated circuits, software and platforms for digital television applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. We also provide high performance, low-power application processors, technology and products for the multimedia mobile phone market. We sell our products to original equipment manufacturers, or OEMs that incorporate them into products for consumer and commercial applications. We were incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Our corporate headquarters are located at 1390 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 523-6500. Our website can be found at www.zoran.com.

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

Industry Background

Until the mid-1990s, video images and audio soundtracks were transmitted, edited and stored almost exclusively using analog formats. Since then, advances in technology have allowed audio and video to be processed and stored in digital form. Unlike analog formats, which are inherently unstable and difficult to edit and enhance, digital formats permit the manipulation of audio and video signals through digital signal processing and offer a number of fundamental advantages over analog technologies. Through complex digital signal processing operations, digital audio and video signals may be compressed, providing significant storage and transmission efficiencies. They also may be filtered, allowing for noise reduction, and they may be transmitted and reproduced without perceptible image or sound degradation. Digital formats provide users with additional benefits, including higher quality audio and video, random access to data and superior editing capabilities. Enhanced security features such as protection against unauthorized copying and controlled and secure access also encourage content owners to release their content in digital forms.

One of the most significant barriers to the widespread adoption of digital technology had been the huge amount of data required to represent images and sounds in a digital format, making cost-effective storage or transmission impractical. Through digital compression techniques, a substantial number of the redundancies inherent in audio and video data can be identified and eliminated, significantly reducing the overall amount of data which needs to be retained. Compression techniques introduced in the early 1990s allowed a two-hour movie to be compressed and stored on only two video CDs with video resolution comparable to that of a standard VHS tape. More recent techniques allow the storage of a full-length movie of more than three hours on a single DVD, with substantially improved audio and video quality and the incorporation of additional data, such as additional languages, scenes and director and actor commentary. Even more recently, further advancements in compression technology now allow, for example, a complete high definition movie to be stored in the same space. Additionally, digital compression of video data allows previously unmanageable amounts of data to be stored in the memory of a disk drive, thereby permitting the data to be accessed and edited easily. It also allows for easier transmission of sharper resolution pictures through a standard definition or high definition television or set-top box. Digital audio compression allows efficient storage and delivery of multi-channel audio, making possible high-quality special effects such as multi-channel surround sound, virtual surround sound and wireless audio delivery via two speakers or headphones. In the field of still photography, digital compression allows hundreds or even thousands of digital pictures to be stored on a single memory card, depending on the resolution desired.

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

These industry standards have enabled the growth in the following digital multimedia markets:

DVD Players and Recorders DVD players and recorders primarily use MPEG 2 video compression and Dolby Digital audio technology to provide significantly higher quality playback or recording than is possible with VCR or video CD technology.

Standard Definition and High Definition Televisions and Set Top Boxes Digital televisions receive digital content and process it to display a picture which has far greater resolution and sharper, more clearly defined images than televisions based on the older analog technology. Standard definition televisions generally contain 480 lines with 720 pixels per line. High definition television, or HDTV, sets contain 1280 to 1920 pixels per line and up to 1080 lines. The aspect ratio of standard definition sets is 4:3, compared to 16:9 for HDTV. The lines may be displayed using different techniques, often referred to as interlacing or alternatively progressive scan. The capability to receive and process digital television signals can be contained in a set-top box, which then drives a television that is capable of displaying digital content. Alternatively, this functionality can be integrated into a digital television that does not require a set-top box. Digital content is broadcast via satellite, cable networks or over the air (terrestrial broadcast) in multiple regions throughout the world.

Mobile Products Digital cameras use JPEG compression technology to capture high resolution still images that can be viewed, edited and stored on a computer system, on a recordable DVD, and or transmitted over telephone lines and computer networks. Some digital cameras are capable of capturing and playing back quality video, using the MPEG 4 algorithm.

Products and markets are developed based on established compression standards and additional compression technologies such as Meridian Lossless PCM, or MLP, a newer standard for DVD audio, Super Audio, or SACD, Microsoft Windows Media Audio, or WMA, Advanced Audio Codec (AAC) used in conjunction with the MPEG-4 video standard and MP3, a compression standard for the download of audio recordings from the Internet.

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

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video, audio and imaging applications. We were a pioneer in the development of high performance digital signal processor

(DSP) products, and have developed expertise in integrated mixed signal circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, and video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solutions include:

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

Cost-Effective Products We focus on reducing the size, power requirements and number of integrated circuits necessary to perform required system functions, including compression. This reduces our customers’ manufacturing costs for products which incorporate our integrated circuits, and also reduces the costs of operating those products so that our products can be used in a broader range of high volume applications. The modular nature of our architecture reduces our new product development costs, and enables our design engineers to meet our customers’ new product specifications and cost parameters.

Near Production-Ready System Reference Designs We provide our customers with a broad range of engineering reference boards and products complete with device driver software, embedded software and detailed schematics. These products substantially shorten our customers’ product design time.

Strategy

Key elements of our strategy include the following:

Focus on Growth and High Volume Applications Our strategy is to focus on providing cost-effective, high-performance digital video, television, imaging and mobile solutions for consumer electronics and printing applications. The markets we currently target include: DVD players, digital cameras, digital televisions and set-top boxes, multimedia mobile phones, and multifunction printing devices. In these markets we strive to introduce increasingly feature-rich products with reduced costs for our customers.

Leverage Existing Technology and Expertise We intend to identify and actively pursue adjacent markets that we believe have high growth potential for our products. Our proprietary digital signal processing and compression technologies can be used in many emerging markets where there is demand for high-quality digital video products.

Further Penetrate Key International Markets We have offices in Canada, China, England, France, India, Israel, Japan, Korea and Taiwan and the U.S. At the end of 2008, we had over 1,400 full-time, part-time and contract employees working in various office locations near our customers. We believe that by having a presence in foreign regions near our customers we are better able to provide local application support that helps our customers deliver new consumer electronics products to market more quickly.

Extend Technological Leadership Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio, video, and imaging solutions. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio, video and imaging formats. We acquired important technologies for extending our capabilities into the growing multimedia mobile phone market and the global high definition television market. We intend to continue to invest in research and development, and to evaluate opportunities to acquire additional technologies when needed to maintain and extend our technological leadership.

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

Markets and Applications

Our products are currently used in a variety of consumer electronic devices, including the following:

Consumer Video Playback Systems

Red-laser DVD players primarily use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than earlier generation products such as VCRs, Video CD or Super Video CD players.

Digital Television

The digital television market represents the most significant technological shift in the consumer electronics market since color televisions were introduced in the late 1950s. Today, digital content providers broadcast programming via satellite, cable or terrestrial (over-the-air) networks. The mix of broadcast networks varies by geographic region. For example, most digital television content in Japan and Korea is broadcast via terrestrial networks, while cable networks currently predominate in the United States. Satellite networks offer an alternative source of content to consumers and are continuing to grow in various regions such as India. Each geographic market is subject to regulations that require compliance with different governmental standards applicable to broadcast technology and content format. In each region, individual broadcasters also have developed their own proprietary standards for content, security and conditional access. This market requires television products, set-top boxes, personal video recorders and other digital consumer appliances to include sophisticated integrated circuits and embedded software that address the emerging requirements of multiple broadcast networks throughout the world. The requirement by the U.S. Federal Communications Commission, or FCC, that all new televisions contain a built-in digital receiver, has accelerated the growth of the digital television market in the U.S.

Mobile Products

Digital cameras enable consumers to capture high resolution images, view, edit and store them on a computer system and transmit over telephone lines and computer networks. High quality copies of these images can be printed using color printers. Digital cameras have added audio-video capture and compression capabilities enabling them to function as digital video camcorders. Digital cameras can be connected directly to a PC for downloading of pictures or movies and to a television for display.

Many mobile phones now incorporate digital still camera and camcorder functionality. Photos and video clip files can be immediately sent to another mobile phone or PC via email; downloaded to a printer or PC for printing or storing via wired or wireless technology. With the spread of new technology and decreased manufacturing costs, mobile phones are including high-resolution digital camera capabilities at increasingly lower price points.

Digital Imaging Print Products

The home and office market for printers is shifting to multi-function devices that print, copy, scan and fax. In the enterprise and business segments the use of color, as opposed to monochrome, laser printers and copiers is now commonplace.

The market for embedded software for page description languages, or PDLs, is more mature than other areas of the imaging market. It is characterized by a small number of suppliers selling to very large OEM customers for print devices designed to be connected to a network, typically in an enterprise. The PDL enables printers to receive a file from a PC and translate it into a set of instructions that the printer can understand and lay down on paper. In general, applications are designed to send jobs to printers using one or all of a number of protocols or language families. Print Control Language, or PCL, originated as a Hewlett-Packard developed protocol for page printers and has become an industry standard in office environments. Both PCL 5 and PCL XL, or PCL 6, are supported in office printers today. The application may also use the PostScript language originally developed by Adobe, which tends to be focused more on graphic arts and Apple operating system environments. More recently, printers have also offered support for portable digital document formats that are designed to be widely viewed and shared, such as PDF, originally developed by Adobe. XML Paper Specification, or XPS, a new format, introduced by Microsoft in Windows Vista, is also being deployed as a format in printers.

Products

We offer products in four principal product families:

•

DVD products—high-performance integrated system-on-a-chip solutions, including video and audio compression and decompression products based on MPEG, Dolby Digital and other audio/video standards for use in red laser DVD players and related products.

•

DTV products—high-performance, highly integrated ASICs and system-on-a-chip solutions for standard and high definition digital television products including televisions, set top boxes, ATSC converter boxes, personal video recorders, digital video recorders, as well as platforms, drivers and software stacks for a variety of operating systems required for digital television applications that support regional standards emerging around the world.

•

Mobile products—highly integrated digital camera processors and multimedia mobile phone processors including image signal processing, image and video compression and decompression products based on JPEG, MPEG 4, H.264 and other technologies for the digital camera and multimedia mobile phone markets.

•	Digital imaging products—IC-based controller products and PDL software for both consumer and enterprise printers.

The following table lists our principal integrated circuits currently in production, as well as the most recent versions of our printer software products:

Product Family	Principal Products	Principal Applications
DVD	• Vaddis® integrated DVD processors	DVD players and related products
	• HDXtreme® multimedia upscaler	DVD players and related products

DTV	• SupraTV® integrated SD processors	Set-top boxes and ATSC converter boxes
	• SupraHD® integrated processors	High definition LCD televisions

Mobile	• COACH Digital camera processors	Digital cameras and camcorders
	• APPROACH® multimedia application coprocessor	Cellular multimedia camera phones

Digital Imaging	• Quatro® digital printing processors	All-in-one inkjet, laser printers, color laser multi-function printers and high-speed scanners
	• IPS printing software	Print devices connected to Microsoft operating systems and to networks

Zoran, the Zoran logo, APPROACH, HDXtreme, Quatro, SupraHD, SupraTV and Vaddis are trademarks or registered trademarks of Zoran Corporation and its subsidiaries in the United States and other countries. All other names and brands may be claimed as property of others.

DVD Our Vaddis® processors performs all the audio and video decoding and display requirements of the DVD specifications, including MPEG 2 audio and video decoding, Dolby Digital, DivX and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The HDXtreme® technology allows DVD playback and viewing of JPEG pictures on an HDTV with an HDMI interface in a resolution of up to 1080p. We also provide DVD player reference designs based on our Vaddis® product family that help our customers accelerate time to market for their products.

DTV Our DTV Division offers integrated circuit products for both high definition and standard definition formats for digital televisions, set top boxes and related applications, including personal video recorders. Our system-on-a-chip products utilize advanced CPUs (or advanced design) resulting in higher performance with lower power consumption and our highly integrated SupraHD® product line addresses the mainstream market segment as well as high-end and entry-level segments of the digital television and analog-to-digital broadcast transition markets. In the Set-top box domain we are shipping our products to the China cable and Europe “free-to-air” market.

Mobile Our COACH processors are integrated system-on-a-chip solutions that include most of the electronics of a digital camera, which can be connected directly to a high-resolution CCD or CMOS sensor. The COACH IC processes the video information in real time, compresses the captured image in real time, while interfacing to an LCD, TV or micro display and to all types of flash memory. Among the unique capabilities of the COACH product is the ability to transfer in real time, over a USB bus, high quality video to the PC and function as a PC video camera. The COACH products also allow for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH product is supplemented by digital camera reference designs, “CamON” and “CamMini,” products which shorten the time to market for Zoran’s customers. The newest COACH processors utilize MPEG-4 and H.264 codecs to incorporate basic digital camcorder capabilities for displaying video clips on a PC or TV. Our Mobile Products Division also offers mobile multimedia camera phone products. Our APPROACH® media processors support a variety of multimedia functions, including best-in-class ISP image quality, enhanced video play and record capabilities, multi-standard end-to-end Mobile TV decoding, integrated TV-out, and High Speed USB 2.0.

Digital Imaging Our Quatro® products address both the consumer market for personal printers and the business market for A4 laser printers and multi-function printers. The Quatro® product is a programmable SOC solution for imaging and printing appliances, including multifunction color inkjet and laser devices that feature print, copy, scan and fax. Quatro® ASICs are designed for mid-range and entry level inkjet printers, as well as business oriented laser printers for the networked enterprise. IPS modular, scalable embedded software products provide processing and control functions for document imaging peripheral devices supporting all common page description languages.

Customers

Our customers consist primarily of original equipment manufacturers (OEMs), original design manufacturers (ODMs), and resellers in both domestic and international markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several markets. ODMs provide design and/or manufacturing services to branded and private label resellers and OEMs. Our sales and marketing teams work closely with our customers to define product features, performance and timing of new products so that the products we are developing meet the needs of our customers. We also employ application engineers to assist our customers in designing, testing and qualifying system designs that incorporate our products in order to assist in optimizing product compatibility. We believe that our commitment to customer service and design support improves our customers’ time-to-market and fosters relationships that encourage customers to use the next generation of our products.

In 2008 three customers accounted for 13%, 10% and 10% of our total revenues, respectively.

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

We have historically generated a portion of our revenues from development contracts with our strategic partners. These development contracts provide that we will receive payments upon reaching certain development milestones and that we will retain ownership of the intellectual property developed. Development contracts have enabled us to fund portions of our product development efforts, to respond to the feature requirements of our customers, to accelerate the incorporation of our products into our customers’ products and to accelerate the time-to-market of our customers’ products. We anticipate, however, that in the future, development contracts with strategic partners will fund a smaller portion of our development efforts than in the past.

We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Bi-national Industrial Research and Development Foundation. These organizations fund up to 50% of incurred costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. The amounts received in 2008 and 2007 were immaterial. There were no grant receipts in 2006. The terms of Israeli government funding include restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

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

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our direct sales staff, field application engineers, and customer service staff located in the United States and internationally. Our United States sales staff is primarily responsible for sales in North America, Europe and South America. Sales management and sales operations staff also reside in the United States. Our sales and field application engineers in China, Japan, Korea and Taiwan are responsible for marketing and technical support in their respective regions. In addition, we sell our products indirectly through selected resellers and commissioned sales representatives. To date, we have not experienced material product returns or warranty expense.

We have offices in Shenzhen, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets and offices in Taipei and Hsinchu, Taiwan in an effort to better address the video, imaging and digital camera market. In addition, we operate sales support offices in Hong Kong, India, Korea and Taiwan that provide sales, applications and customer support.

We distribute our products in Japan primarily through resellers. We operate an office in Tokyo to help promote our products in Japan, to assist with the marketing of products not sold through resellers, such as integrated circuit cores and certain digital camera, digital video, digital television, and imaging products, and to provide applications support to some of our customers.

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

Our primary foundry is Taiwan Semiconductor Manufacturing Company, or TSMC, which has manufactured integrated circuits for us since 1987. TSMC and Tower Semiconductor Ltd. are currently manufacturing our DVD, DTV, imaging and mobile products. LSI Corporation is providing turn-key manufacturing for one high-end laser-printer product. Our independent foundries fabricate products for other companies and may also produce products of their own design. Most of our semiconductor products are currently being assembled by one of two independent contractors and tested by those contractors or other independent contractors. Our primary services company for assembly and testing is Advanced Semiconductor Engineering Inc.

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

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek Inc. and Sunplus Technology Co. Ltd. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, MediaTek Inc., Novatech, Sunplus and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include AMD, Broadcom Corp., CoreLogic, MtekVision Co. Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, Mediatek Inc. and ST Microelectronics. Others who also participate in this market are Micronas, NXP and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

We believe that our ability to compete successfully in the rapidly evolving markets for high performance audio, video and imaging technology depends on a number of factors, including the following:

•	quality, performance, features and price of our products;

•	the timing and success of new product introductions by Zoran, our customers and our competitors;

•	the emergence of new industry standards;

•	ability to obtain adequate foundry capacity;

•	the number and nature of our competitors in a given market; and

•	general market and economic conditions.

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

Historically, average unit selling prices (ASPs) in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the ASPs of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the ASPs of our products, we seek to continually reduce the cost of our products and continue to integrate additional functions into our ICs. We intend to accomplish this by implementing design changes that integrate additional functionality, lower the cost of manufacturing, assembly and testing, by negotiating reduced charges at our foundries as, and if, volumes increase, and by successfully managing our manufacturing and subcontracting relationships. Since we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

Proprietary Rights and Licenses

Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limit access to our proprietary information. We currently hold 337 issued patents worldwide, and have additional patent applications pending. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology, or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums or standards bodies that license patents relating to various standards for consumer electronics and digital technology have created uncertainty with respect to the use and enforceability of patents implementing those standards. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and, thus, make the possibility of piracy of our technology and products more likely in these countries.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We or our customers from time to time are notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have been subject to intellectual property claims and litigation in the past. See Item 3—Legal Proceedings. We may be subject to additional claims and litigation in the future. In particular, given the uncertainty discussed above regarding patents relating to the consumer electronics or digital technology standards, it is difficult for us to assess the possibility that our activities in these fields may give rise to future patent infringement claims. Litigation by or against us relating to patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. Licenses may not be offered on fair or reasonable terms or the terms of any offered licenses may not be acceptable to us. If we fail to obtain a license from a third party for technology that it uses, we could incur substantial liabilities and be forced to suspend the manufacture of products, or the use by our foundries of certain processes.

We have non-exclusive licenses from various third parties. Some of the licenses are for technologies that are required to develop our products while others allow us to sell our products enabled with the third parties respective technologies. The majority of these agreements do not require us to pay royalties. Under most of our agreements, we may sell such third party enabled products only to customers who are licensees of such third parties. We rely on our customers to enter into license agreements directly with the third parties pursuant to which they pay royalties and or license fees. The failure or refusal of potential customers to enter into license agreement with such third parties in the future could harm our sales.

Employees

As of December 31, 2008, we had 1,411 employees, including 634 employees primarily involved in research and development activities, 616 in marketing and sales, 128 in finance, human resources, information systems, legal and administration, and 33 in manufacturing control and quality assurance. We had 488 employees based in Israel, primarily involved in engineering and research and development, 203 employees at our facility in Sunnyvale, California and 142 employees at our facility in Burlington Massachusetts. We have 327 employees in our China office. Other employees are located in our international offices in Canada, England, France, India, Japan, Korea and Taiwan. We believe that our future success depends in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 1A—Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the prices of our common stock.

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from economic slowdowns and general business conditions;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	seasonality in demand for our products;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the cost and availability of adequate foundry capacity;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	financial instability as a result of problems with mortgage-related securities, liquidity of financial institutions, and credit market problems;

•	terrorism and international conflicts or other crises;

•	other conditions affecting the timing of customer orders;

•	changes in governmental regulations that could affect our products;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

•	reduced demand for consumer electronic products due to an economic slowdown;

•	an inability to hold our auction rate securities for a sufficient time to allow the market activity to recover;

•

tightened immigration controls that may adversely affect the residence status of key non-U.S. managers and technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities; or

•	further worsening or expansion of armed conflict in the Middle East which could adversely affect our operations in Israel.

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

The current worldwide economic downturn has reduced and is likely to further reduce consumer spending on products made by our customers. Other factors, such as unemployment levels, inflation, deflation, fuel and energy costs, consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those made by our customers. Reduced sales by our customers could hurt our business by reducing demand for our products. Moreover, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers would reduce our immediate and future revenues. In addition, our expenses could rise due to, among others, fluctuations of the value of United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses would hurt our profitability and adversely affect our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the worldwide economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future filings.

Trends in global credit markets could result in insolvency of our key suppliers or customers, and customer inability to finance purchases of our products.

Furthermore, the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the economy of the United States and other parts of the world may adversely affect our customers and suppliers. As a result of these conditions, our customers may experience cash flow problems and may modify, delay or cancel plans to purchase our products. If our customers are unable to finance purchases of our products, our sales will be adversely affected.

Similarly, current economic and credit conditions may cause our suppliers to increase their prices or reduce their output, which could increase our expenses or impair our sales. Moreover, if one of our key suppliers were to become insolvent, we may not be able to find a suitable substitute in a timely manner and our cost of production may increase. If economic and credit conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results may be adversely affected.

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

Our operating results may be harmed by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be materially and adversely affected.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions. These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. The recent emergence of a number of negative economic factors and the downturn in our industry could harm our revenue and our results of operations. Any downturn in the semiconductor industry may be severe and prolonged. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenue if we are unable to ship products to meet customer requirements.

The recent worldwide economic downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. This downturn could delay and/or lengthen sales cycles by causing U.S. and foreign businesses to slow or postpone spending on our products and services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a synergistic negative impact on the results of our operations.

Our success for the foreseeable future will depend on our ability to develop and market new products in the digital markets.

In recent years, we have derived a majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications. We expect that sales of our products for these applications will account for a smaller portion of our revenues in the foreseeable future. Our future financial performance will depend on our ability to successfully develop and market new products in the digital television, HDTV and digital imaging markets. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

In the consumer electronics market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, digital cameras, multimedia accelerators for mobile phones, digital televisions, set top boxes and digital imaging products. These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek Inc. and Sunplus Technology Co. Ltd. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, MediaTek Inc., Novatech, Sunplus and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include AMD, Broadcom Corp., CoreLogic, MtekVision Co.Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, Mediatek Inc. and ST Microelectronics. Others who also participate in this market are Micronas, NXP and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

The DVD player market has slowed, and continued competition will lead to further price reductions and reduced profit margins. We also face significant competition in the digital imaging and digital camera markets. The future growth of both markets is highly dependent on OEMs continuing to outsource an increasing portion of their product development work. Many of our existing competitors, as well as OEM customers that are expected to compete with us in the future, have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. In addition, much of our future success is dependent on the success of our OEM customers. If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

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

Our success will also depend on the successful development of new markets and the application and acceptance of new technologies and products in those new markets. For example, our success will depend on the ability of our customers to develop new products and enhance existing products in the digital television and set-top box markets and to introduce and promote those products successfully. These markets may not continue to develop to the extent or in the time periods that we currently anticipate due to factors outside our control. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be harmed. The emergence of new markets for our products is also dependent in part upon third parties developing and marketing content in a format compatible with commercial and consumer products that incorporate our products. If this content is not available, manufacturers may not be able to sell products incorporating our products, and our sales would suffer.

Our new frame rate conversion technology remains unproven, and if it is not accepted by our customers, our financial results and ability to compete could be harmed.

Through our acquisition of Let It Wave in June 2008, we acquired a frame rate conversion technology that is currently under development. We plan to continue to invest in developing this technology and to make it available for customer integration in the future. There is no assurance, however, that this new technology will be accepted by our customers. In addition, our competitors may develop a superior performance image processing technology and introduce it in the market before us. If we cannot successfully market and sell our new frame rate conversion technology, we will not be able to recoup our costs of acquiring Let It Wave and further development costs for this technology, and our financial results and ability to compete could be adversely affected.

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

Our reliance on independent foundries involves a number of risks, including:

•	the inability to obtain adequate manufacturing capacity;

•	the unavailability of or interruption of access to certain process technologies necessary for manufacture of our products;

•	lack of control over delivery schedules;

•	lack of control over quality assurance;

•	lack of control over manufacturing yields and cost; and

•	potential misappropriation of our intellectual property.

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

During 2008, 93% of our total revenues were derived outside of North America. We anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. Substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to a variety of risks inherent in doing business internationally, including:

•	operating in new countries where we have limited or no experience;

•	unexpected changes in regulatory requirements;

•	fluctuations in exchange rates;

•	political and economic instability;

•	armed conflicts or other crises;

•	imposition of tariffs and other barriers and restrictions;

•	the burdens of complying with a variety of foreign laws; and

•	health risks in a particular region.

A material amount of our research and development personnel and facilities and a portion of our sales and marketing personnel are located in Israel. Political, economic and military conditions in Israel directly affect our operations. For example, increased violence or armed conflict in Israel or the Palestinian territories may disrupt travel and communications in the region, harming our operations there. Furthermore, some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually and may be called to active duty in a time of crisis. The absence of these employees for significant periods during the work week may cause us to operate inefficiently during these periods.

Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. This growth may decrease and any slowdown may have a negative effect on our business.

We also maintain offices in Canada, England, France, India, Japan, Korea and Taiwan, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

We transact business and have operations worldwide. For example, international transactions form a substantial majority of our sales; our semiconductor products are manufactured, assembled and tested outside of the United States, and in June 2008 we acquired a foreign corporation. Our global operations involve significant complexity and difficulties, including:

•	monitoring and complying with applicable laws and regulatory requirements;

•	staffing and managing global operations;

•	complying with statutory equity requirements; and

•	managing tax consequences.

If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

The prices of our products may become less competitive due to foreign exchange fluctuations.

Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency; our products may be less competitive in that country and our revenues may be adversely affected. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations.

Because we have significant operations in Israel, our business and future operating results could be harmed by terrorist activity or military conflict.

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

Any armed conflict affecting Israel could greatly disrupt our Israeli operations locally and as a result hinder our business generally by delaying product development or interfering with global sales and marketing efforts. For example, as a result of the heightened military operations in Gaza some of our employees were conscripted for several weeks ending in January 2009. Additional employees may also be called to active duty in the future. Extended absences could disrupt our operations and delay product development cycles.

In addition, military conflict in the Middle East or terrorist activities there or elsewhere in the world could harm our business as a result of a disruption in commercial activity affecting international commerce or a general economic slowdown and reduced demand for consumer electronic products.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in the geography of our income or losses, or by changes in the valuation of our deferred tax assets and liabilities. The ultimate outcomes of any future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our operating results and financial position.

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

Our largest customers have accounted for a substantial percentage of our revenues. In 2008, three customers accounted for 13%, 10% and 10% of our total revenues, respectively, while sales to our ten largest customers accounted for 64% of our total revenues. In 2007, one customer accounted for 13% of our total revenues, and sales to our ten largest customers accounted for 60% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of December 31, 2008 four customers accounted for approximately 21%, 18%, 15% and 12% of the net accounts receivable balance, respectively.

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

Long sales cycles also subject us to other risks, including customers’ budgetary constraints or insolvency, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers’ purchase decisions.

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

We have generally limited access to and distribution of the source and object code of our software and other proprietary information. With respect to our page description language software, system-on-a-chip platform firmware and drivers for the digital office market and in limited circumstances with respect to firmware and platforms for our DTV products, we grant licenses that give our customers access to and restricted use of the source code of our software. This access increases the likelihood of misappropriation or misuse of our technology.

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

We rely on licenses to use various technologies that are material to our products. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to our abiding by the terms of the licenses. Under the license agreements we must fulfill confidentiality obligations and pay royalties. If we fail to abide by the terms of the license, we would be unable to sell and market the products under license. In addition, we do not control the prosecution of the patents subject to this license or the strategy for determining when such patents should be enforced. As a result, we are dependent upon our licensor to determine the appropriate strategy for prosecuting and enforcing those patents.

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our future net income and cash flow will be affected by our ability to apply our net operating loss carryforwards, or NOLs, against taxable income in future periods. Our NOLs totaled approximately $107.7 million for federal, $35.6 million for state and $109.8 million for foreign tax reporting purposes as of December 31, 2008. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances. Changes in tax laws in the United States may further limit our ability to utilize these NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

Any acquisitions we make could disrupt our business and severely harm our financial condition.

We have made investments in, and acquisitions of other complementary companies, products and technologies, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

•	issue stock that would dilute its current stockholders’ percentage ownership;

•	incur debt;

•	use a significant amount of our cash;

•	assume liabilities;

•	incur expenses related to the future impairment of goodwill and the amortization of intangible assets; or

•	incur other large write-offs immediately or in the future.

Our operation of acquired business will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	acquisition of unproven technologies under development;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organizations.

In June 2008 we acquired Let It Wave, a French company, and its frame rate conversion technology, which is still in development. There is no assurance that we will be able to complete the development of this technology and bring it to market. We may not be able to successfully complete the integration of acquired in-process products, technologies or personnel and any failure to do so could disrupt our business and seriously harm our financial condition.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment, no less often than annually, when changes in circumstances indicate the carrying value may not be recoverable. A change in circumstances may be indicated, and the carrying value of our goodwill or intangible assets may be impaired (not be recoverable), where there are declines in our stock price and market capitalization, declines in expected future cash flows, or slower growth rates in our industry. When we performed our annual impairment test in 2008, we determined that goodwill and intangible assets related to our reporting units in the Consumer business segment were impaired and therefore recorded a charge of $167.6 million in the current year for impairment of goodwill and intangible assets.

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

At the end of December 2008, we had $396.0 million in cash, cash equivalents and short-term and long-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

At December 31, 2008 we held auction rate securities (“ARS”) with a par value of $57.8 million. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in the first quarter of 2008, when sell orders exceeded buy orders. There can be no assurance that we will be able to dispose of our ARS at favorable pricing.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded equity investments and debt instruments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” generally no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity. Recent events in the subprime mortgage market and with ARS could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and long-term investments on our balance sheet.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2008 and December 31, 2008, the sale prices of our common stock, as reported on the Nasdaq Stock Market, ranged from a low of $5.53 to a high of $22.48. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 1B—Unresolved Staff Comments

None

Item 2—Properties

Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in September 2016. A significant portion of our research and development and engineering facilities and our administration operations are currently located in approximately 109,700 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in November 2016. We also lease facilities, primarily for sales, product development, and technical support, in Burlington, Massachusetts; Manchester, England; Paris, France; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan and Shenzhen, Shanghai and Hong Kong, China. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations where we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3—Legal Proceedings

Zoran Corporation v. DTS, Inc. On October 8, 2008, the Company filed a complaint against DTS, Inc. in the U.S. District Court for the Northern District of California, alleging violations of Section 2 of the Sherman Act and patent misuse (the “Antitrust Case”). The complaint alleges that DTS wrongfully acquired and maintained monopoly power in the relevant markets in the manner in which it caused its patented high-definition audio decompression technology to be adopted as part of the Blu-ray Disc standard. The complaint further alleges that, having wrongfully acquired monopoly power in the relevant markets, DTS has refused to license its technology to the Company and others on fair, reasonable and nondiscriminatory, or FRAND, terms as required by its membership in the Blu-ray Disc Association (the “BDA”). The complaint seeks treble damages, in an amount to be determined, an order enjoining DTS from monopolizing and attempting to monopolize the United States markets for Blu-ray Disc technology and an order declaring that DTS’s relevant patents are unenforceable by reason of misuse.

On October 8, 2008, the Company also filed a notice of arbitration with the International Center for Dispute Resolution under the BDA By-laws making allegations similar to those in the Antitrust Case and seeking an order granting the Company a license to DTS’s Blu-ray technology and requiring DTS to provide the Company with necessary DTS Blu-ray materials or their equivalent on FRAND terms and a finding that DTS materially breached the Blu-ray Disc Association By-Laws (the “Arbitration Proceeding”). On November 10, 2008, DTS filed its statement of defense and counterclaim in the Arbitration Proceeding in which DTS raised defenses to the Company’s claims and asserted that the Company had breached the BDA Bylaws by filing the Antitrust Case. On December 10, 2008, the Company filed its response denying the allegations made by DTS in its statement of defense and counterclaim. The arbitration hearing is currently scheduled to begin on April 27, 2009.

On October 29, 2008, DTS filed a motion seeking an order referring the Company’s claims in the Antitrust Case to arbitration and dismissing the complaint in its entirety or, in the alternative, staying the District Court action pending the outcome of the arbitration. On January 20, 2009, the Court ordered all essentially FRAND-based issues referred to arbitration, denied the motion with respect to all non-arbitrable issues, and stayed the Antitrust Case pending the arbitrator’s decision on the FRAND issues. On February 12, 2009, DTS filed a notice of appeal of the Court’s order with the U.S. Court of Appeals for the Ninth Circuit.

On November 21, 2008, DTS filed a complaint against the Company in the Superior Court for the State of California, County of Los Angeles, Northwest District (the “State Court Case”). In the State Court Case, DTS alleges fraud, breach of contract and unfair competition claims against the Company. On December 23, 2008, in response to DTS’s complaint, the Company filed a general denial and asserted affirmative defenses against DTS. The Company also filed a cross-complaint against DTS seeking declaratory relief. On January 22, 2009, DTS filed a general denial and asserted affirmative defenses in response to the Company’s cross-complaint.

By letter dated February 17, 2009, DTS’ counsel asserted a further claim that the Company has violated federal law, including Section 43(a) of the Lanham Act and Section 10(b) of the Securities Exchange Act of 1934, as well as unspecified state laws, by making false and misleading statements implying that it has, or shortly will have, a license to the Blu-ray technology, and that DTS has been damaged by such statements. The letter threatens further legal action by DTS. The Company denies these additional allegations.

The Company intends to vigorously pursue all rights and remedies it may have against DTS and defend itself against allegations made by DTS in the currently pending proceedings as well as any additional proceedings that DTS may initiate.

Zoran Corporation v. Macrovision Solutions, Inc and Macrovision, Inc. (collectively, “Macrovision”). On December 3, 2008, Macrovision sent the Company a letter in which Macrovision alleged that the Company had breached a component supplier non-assertion and technical services agreement with Macrovision, demanded that the Company cure certain alleged breaches of the agreement and purported to terminate the agreement. On December 23, 2008, the Company sent Macrovision a letter stating, among other things, that the Company had not breached the agreement and refuting Macrovision’s purported termination of the agreement. The Company further advised Macrovision that it is the Company’s position that the agreement remains in full force and effect. The Company and Macrovision were unable to resolve this dispute through subsequent communications.

Accordingly, on January 20, 2009, the Company filed a demand for arbitration with the American Arbitration Association seeking an order declaring that it has not breached its agreement with Macrovision and that the agreement has not been terminated. On February 18, 2009, Macrovision filed an answering statement and counterdemand in which it denies that the Company is entitled to any relief and asserts various affirmative defenses. In its counterdemand, Macrovision seeks an order declaring that it terminated the agreement and also alleges breaches of the agreement by the Company for which it seeks unspecified damages, costs and permanent injunctive relief.

The Company intends to vigorously pursue all rights and remedies it may have against Macrovision and defend itself against allegations made by Macrovision in these proceedings.

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation which concluded during 2008. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses incurred in connection with these matters by a number of its current and former directors, officers and employees.

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

Item 4—Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Stock Market under the symbol “ZRAN”.

The following table sets forth the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

	High	Low
2007
First Quarter	$18.10	$13.50
Second Quarter	$22.00	$16.92
Third Quarter	$21.29	$15.29
Fourth Quarter	$27.45	$19.51
2008
First Quarter	$22.48	$11.49
Second Quarter	$16.22	$11.56
Third Quarter	$12.18	$7.90
Fourth Quarter	$8.28	$5.53

As of December 31, 2008, there were 279 holders of record of our common stock.

We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2008.

Item 6—Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$438,539	$507,361	$495,805	$395,758	$378,864
Gross profit	209,531	271,079	269,545	209,586	152,403
Operating income (loss)	(216,037)	2,293	10,556	(29,879)	(45,767)
Net income (loss)	(215,727)	66,186	16,328	(30,272)	(48,108)
Basic net income (loss) per share	$(4.20)	$1.32	$0.34	$(0.68)	$(1.12)
Diluted net income (loss) per share	$(4.20)	$1.29	$0.33	$(0.68)	$(1.12)
Shares used in diluted per share calculations	51,350	51,404	50,099	44,267	42,788

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments (see Note 3)	$358,527	$319,809	$296,229	$149,346	$70,413
Working capital	378,234	340,406	314,790	170,114	108,597
Total assets	572,447	820,332	676,630	602,631	598,016
Accumulated deficit	(376,598)	(160,871)	(227,510)	(243,838)	(213,566)
Total stockholders’ equity	$479,410	$687,772	$583,997	$496,924	$498,769

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our products include integrated circuits and related products used in DVD players, movie and home theater systems, digital cameras and video editing systems, standard and high definition digital televisions, and set-top boxes. We also provide high performance, low-power application processors, technology and products for the multimedia mobile phone market, and digital imaging semiconductor products and software that enable users to print, scan, process and transmit documents. We sell our products to original equipment manufacturers (OEMs) that incorporate them into products for consumer and commercial applications, and to resellers.

Although we experienced significant revenue growth in the DTV and mobile phone processor product lines, some of our other product lines saw considerable revenue declines based on lower demand as a result of the global economic slowdown in 2008. In response to the challenging economic environment we are taking steps to control costs while maintaining a strong balance sheet.

Revenues

We derive most of our revenues from the sale of our integrated circuit and system-on-a-chip products. Historically, average selling prices for our products, consistent with average selling prices for products in the semiconductor industry generally, have decreased over time. Average selling prices for our products have fluctuated substantially from period to period, reflecting changes in our mix of sales to OEM customers versus resellers and transitions from low-volume to high-volume production. In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

We also derive revenues from licensing our software and other intellectual property. Licensing revenues include one-time license fees and royalties based on the number of units distributed by the licensee. Quarterly licensing revenues can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under Statement of Position (SOP) 97-2, Software Revenue Recognition. We recognize maintenance and support revenue ratably over the term of the arrangement. We also receive royalty revenues based on per unit shipments of products that include our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter in arrears.

We also generate a portion of our revenues from development contracts, primarily with key customers. Revenue from development contracts are generally recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt.

Cost of Hardware Product Revenues

Our cost of hardware product revenues consist primarily of fabrication costs, assembly and test costs, and the cost of materials and overhead from operations. If we are unable to reduce our cost of hardware product revenues to offset anticipated decreases in average selling prices, our product gross margins will decrease. We expect both product and customer mix to continue to fluctuate in future periods, causing fluctuations in margins.

Research and Development

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies. We believe that significant investments in research and development are required for us to remain competitive, and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate. From time to time, we enter into non-refundable joint development projects in which our customers reimburse us for a portion of our development costs. We record such reimbursement of development costs as an offset to research and development expenses as we retain ownership of the intellectual property developed by us under these development arrangements.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, sales commissions, product promotion and other professional services. We expect that selling, general and administrative expenses will continue to increase to support our anticipated growth.

Income Taxes

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, due to economic changes in the global economy during 2008, we have identified material foreign jurisdictions where it is no longer more likely than not that we will fully utilize our deferred tax assets, and have recorded a full valuation allowance on those assets.

Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2009 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

We are currently under a tax audit in Israel for tax years 2004 through 2006. We believe that we have adequately provided for any potential assessments associated with this audit. It is possible that the amount of our liability for unrecognized income tax benefits may change within the next 12 months. In addition, our income tax expense could be affected as other events occur, income tax audits conclude or statutes of limitations expire. We cannot estimate at this time the range of possible variations in our tax expense.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

Acquisition

On June 12, 2008, we completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, we acquired Let It Wave in an all cash transaction valued at $24.0 million including approximately $650,000 of transaction costs. We also agreed to make contingent payments of up to $4.5 million in additional consideration, contingent upon completion of certain milestones, a portion of which was subject to continuous employment and was to be expensed as incurred. The milestones were not achieved and thus there were no payments in relation to the milestones. The payments of $630,000 related to continuous employment will continue to be expensed as incurred through 2011.

We recorded an in-process research and development expense of $22.4 million in connection with the acquisition. Let It Wave is at least six months from completing the development of its Motion Compensated Frame Rate Conversion (“MCFRC”) product and currently has no other products, revenues or a customer base. We expect that the in-process technology will be successfully completed by the second quarter of 2009, with an estimated cost to complete of approximately $4.1 million.

We accounted for this transaction as an asset acquisition in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and Emerging Issues Task Force No. 98-3 (“EITF 98-3”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”

Following the completion of the acquisition, the results of operations of Let It Wave have been included in our condensed consolidated financial statements. Accordingly, our results of operations for the year ended December 31, 2008 include Let It Wave’s operations from the acquisition date.

Segments

Our products consist of application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, products. We also license certain software and other intellectual property. We operate in two operating segments—Consumer and Imaging. The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

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

•

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions. Inventory write-downs are not reversed and permanently reduce the cost basis of the affected inventory until such inventory is sold or scrapped. We assess the valuation of our inventory in each reporting period. Although we attempt to forecast future inventory demand, given the competitive pressures and cyclical nature of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of our inventories and reported operating results. Inventory write downs inherently involve judgments as to assumptions about expected future demand and the impact of market conditions on those assumptions. Although we believe that the assumptions we used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. Actual demand and market conditions may be different from those projected by our management. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs. This could have a material effect on our operating results and financial position.

•

We maintain allowances for doubtful accounts for estimated losses resulting from the delays or inability of certain customers to make required payments. These allowances are estimated based on specific identification of facts and circumstances with respect to each doubtful account. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•

We assess the impairment of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value of such assets exceeds their fair value. We assess the carrying value of our long lived assets if events or circumstances indicate the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets. With respect to both goodwill and long lived assets, factors that could trigger an impairment review include significant negative industry or economic trends, exiting an activity in conjunction with a restructuring of operations, current, historical or projected losses that demonstrate continuing losses associated with an asset or a significant decline in our market capitalization for an extended period of time, relative to net book value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. These estimates include assumptions about future conditions such as future revenues, gross margins, operating expenses, control premiums, the fair values of certain assets based on appraisals, and industry trends. Actual useful lives and cash flows could be different from those estimated by our management. This could have a material effect on our net income (loss).

•

We have accounted for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) and SEC Staff Accounting Bulletin (“SAB”) 107 which requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Notes 2 and 10 to Consolidated Financial Statements for a detailed description.

•

We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and charge operations for the estimated costs expected to be incurred over the next twelve months of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. See Note 9 to Consolidated Financial Statements, “Commitments and Contingencies”, for a detailed description.

•

We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The release of our valuation allowance in 2007 was determined in accordance with the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”) which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Recent operating results and continuing uncertainty about projected income represent sufficient negative evidence that we now believe that it is no longer more likely than not that some of our deferred tax assets will be realized and accordingly, a valuation allowance was recorded in the fourth quarter of 2008 in certain material foreign jurisdictions.

•

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) an Interpretation of FASB Statement No. 109, as of January 1, 2007. Prior to adoption, our policy was to establish reserves that reflected the best estimate of known tax contingencies. FIN No. 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN No. 48 requires us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of success upon settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and related regulations. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

•

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No.157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Securities classified as Level 3 instruments consist of auction rate securities with an auction reset feature (“auction rate securities” or “ARS”) whose underlying assets primarily consists of student loans which are substantially backed by the federal government. These ARS securities represent approximately 20% of our total investment portfolio. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, we continue to earn interest on our ARS investments at the contractual rate. Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. We estimated the fair value of these ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

Based on this Level 3 valuation, we valued the ARS investments at $55.8 million, which represents a decline in value of $2.0 million from par. We also accepted an offer from one of our investment managers that entitle us to sell our ARS to them at par starting June 2010. In October 2008, we also received communications from Wachovia Securities indicating that Wachovia Securities expected to launch an offer to purchase ARS held by us beginning no later than June 10, 2009 and ending no later than June 30, 2009, at par value. The fair value of the ARS with Wachovia approximates the par value. We valued the ARS Rights using a discounted cash flow approach including estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with financial ability of one of our investment managers to repurchase the ARS beginning June 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition. In October 2008 the FASB Issued FASB Staff Position No. FAS157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 became effective October 2008. The application of the provision of FSP 157-3 did not affect our results of operations or financial condition as of and for the year ended December 31, 2008.

•

Effective January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We adopted the fair value option under this Statement for our ARS Rights. The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the ARS. As of December 31, 2008, we recorded $2.0 million as the fair value of the ARS Rights with a corresponding credit to interest income.

•

After determining the fair value of our available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or we determine that the decline in value is other-than-temporary. The primary differentiating factors considered by us to classify our impairments between temporary and other-than-temporary impairments are our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.

No impairment charges were recorded during the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008 and 2007, our cumulative unrealized gains (losses), net of tax benefit, related to our investments classified as available-for-sale was approximately $(2.5) million and 1.0 million, respectively. These unrecognized losses could be recognized in the future if our other-than-temporary assessment changes.

•

We conducted our annual impairment test of goodwill as of September 30, 2008 in accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is tested at the reporting unit level which is one level below the reportable segments. The Consumer segment has two reporting units—Home Entertainment and Mobile, and the Imaging segment has one reporting unit. Potential goodwill impairment is measured based upon a two-step process. In the first step, we compare the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of an impairment loss. The fair values of the reporting units were estimated using the expected present value of future cash flows. The total of all reporting unit fair values was also compared to our market capitalization plus a control premium for reasonableness. We assumed a cash flow period of 10 years, long-term annual growth rate of 9% to 13%, discount rates of 33% to 38% and terminal value growth rates of 5%. The discount rates are higher than the ones used in previous annual impairment tests due to the increase in the inherent risks in the markets in which we serve as a result of the current economic crisis.

As a result of this test, we determined that the carrying amounts of our Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge of approximately $164.5 million and an impairment charge for purchased technology, customer base, tradename and other intangibles of $3.1 million in the current year. The impairment charge was primarily due to a decrease in valuation based on a decline in our business forecasts as a result of the current economic downturn as well as a significant decline in our stock value over the last two quarters due to the current global financial crisis.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2008	2007	2006
Revenues:
Hardware product revenues	86.6%	87.8%	81.5%
Software and other revenues	13.4%	12.2%	11.3%
License revenues related to litigation settlement	—	—	7.2%

Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Cost of hardware product revenues	52.2%	46.6%	45.6%
Research and development	26.9%	22.2%	20.0%
Selling, general and administrative	21.6%	22.2%	22.1%
Amortization of intangible assets	5.3%	8.5%	10.1%
Impairment of goodwill and intangible assets	38.2%	—	—
In-process research and development	5.1%	—	—

Total costs and expenses	149.3%	99.5%	97.8%

Operating income (loss)	(49.3)%	0.5%	2.2%

Interest and other income (expense), net	2.9%	2.7%	2.3%

Income (loss) before income taxes	(46.4)%	3.2%	4.5%
Provision (benefit) for income taxes	2.8%	(9.8)%	1.2%

Net income (loss)	(49.2)%	13.0%	3.3%

Supplemental Operating Data:
Product gross margin	39.7%	46.9%	44.0%

The following table summarizes selected consolidated statement of operations data and changes from the period to period (dollars in thousands, except for percentages):

	Year ended December 31,		Change
	2008	2007	$	%
Revenues:
Hardware product revenues	$379,823	$445,370	$(65,547)	(14.7)%
Software and other revenues	58,716	61,991	(3,275)	(5.3)%

Total revenues	438,539	507,361	(68,822)	(13.6)%

Cost and expenses:
Cost of hardware product revenues	229,008	236,282	(7,274)	(3.1)%
Research and development	117,948	113,140	4,808	4.2%
Selling, general and administrative	94,562	112,422	(17,860)	(15.9)%
Amortization of intangible assets	23,096	43,224	(20,128)	(46.6)%
Impairment of goodwill and intangible assets	167,579	—	167,579	*
In-process research and development	22,383	—	22,383	*

Total costs and expenses	654,576	505,068	149,508	29.6%

Operating income (loss)	(216,037)	2,293	(218,330)	*

Interest and other income (expense), net	12,589	14,058	(1,469)	(10.4)%
Provision (benefit) for income taxes	12,279	(49,835)	62,114	*

Net income (loss)	$(215,727)	$66,186	$(281,913)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	60.3%	53.1%

*	not meaningful

	Year ended December 31,		Change
	2007	2006	$	%
Revenues:
Hardware product revenues	$445,370	$403,744	$41,626	10.3%
Software and other revenues	61,991	56,269	5,722	10.2%
License revenues related to litigation settlement	—	35,792	(35,792)	*

Total revenues	507,361	495,805	11,556	2.3%

Cost and expenses:
Cost of hardware product revenues	236,282	226,260	10,022	4.4%
Research and development	113,140	99,102	14,038	14.2%
Selling, general and administrative	112,422	109,825	2,597	2.4%
Amortization of intangible assets	43,224	50,062	(6,838)	(13.7)%

Total costs and expenses	505,068	485,249	19,819	4.1%

Operating income (loss)	2,293	10,556	(8,263)	*

Interest and other income (expense), net	14,058	11,534	2,524	21.9%
Provision (benefit) for income taxes	(49,835)	5,762	(55,597)	*

Net income (loss)	$66,186	$16,328	$49,858

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	53.1%	56.0%

*	not meaningful

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues decreased by $68.8 million, or 13.6%, to $438.5 million in 2008 from $507.4 million in 2007. Consumer segment revenues decreased by $50.4 million while Imaging segment revenues decreased by $18.5 million. Within the Consumer segment, revenues from DVD and Mobile products were down by $79.3 million and $15.9 million, respectively. Partially offsetting the decrease in DVD and Mobile products’ revenue was an increase in DTV products revenue of $44.8 million. The decrease in Imaging segment revenues was due to a reduction in Imaging hardware product revenues of $16.3 million and a decrease in Imaging software and other revenues of $2.2 million. We believe that the recent worldwide economic downturn has adversely affected the markets that our customers serve, and we expect this impact may continue to reduce sales of our products until the economy begins to recover.

Hardware product revenues decreased by $65.5 million, or 14.7%, to $379.8 million in 2008 from $445.4 million in 2007. Hardware product revenues decreased $49.3 million in the Consumer segment and $16.3 million in the Imaging segment. Within the Consumer segment, hardware product revenues for DVD products decreased by $78.1 million primarily as a result of lower unit shipments and hardware product revenues for Mobile products decreased by $15.9 million, primarily due to lower average selling prices. Partially offsetting the reduced hardware product revenues for DVD and Mobile products was an increase of $44.7 million for DTV products due primarily to increased unit shipments. The decrease in Imaging hardware product revenues was primarily due to reduced unit shipments.

Software and other revenues decreased by $3.3 million, or 5.3%, to $58.7 million in 2008 from $62.0 million in 2007. The changes in software and other revenues were primarily due to decrease in royalty revenues from customers in the Imaging segment due to decrease in unit shipments of products that include our software and the timing of new agreements.

Cost of Hardware Product Revenues

Cost of hardware product revenues were $229.0 million in 2008 compared to $236.3 million in 2007 (60.3% and 53.1% of hardware product revenues, respectively). The increase in hardware product costs as a percentage of hardware product revenues in 2008 versus 2007 was primarily a result of product mix—products with a higher percent of cost per revenue represented a greater proportion of products sold. In addition, in the first half of 2008, we experienced initial cost challenges related to ramp in volume of certain new products. Cost of hardware product revenues as a percentage of product revenue was also impacted by declines in average selling prices, particularly for our Mobile and DVD products.

Research and Development

Research and development expenses increased to $117.9 million in 2008 from $113.1 million in 2007, an increase of $4.8 million or 4.2%. The increase in 2008 was primarily due to a $3.2 million increase as a result of the inclusion of the operations of Let It Wave which we acquired in June 2008; an increase from fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and continued investments in research and development in the consumer segment.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased to $94.6 million in 2008 from $112.4 million in 2007, representing a 15.9% decrease. This fluctuation in spending was primarily due to higher legal and accounting expenses in 2007 which was reduced in 2008 as a result of the completion of our investigation and derivative lawsuit related to our historical stock option granting practices. In addition, stock-based compensation expenses were lower in 2008 compared to 2007.

Amortization of Intangible Assets

Amortization expense decreased to $23.1 million in 2008 from $43.2 million in 2007, a decrease of $20.1 million or 46.6% as a portion of our intangible assets became fully amortized during the current year. At December 31, 2008, we had approximately $1.1 million in net intangible assets acquired through the Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2011.

Impairment of Goodwill and Intangible Assets

During the current year, as a result of our annual impairment test, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in an impairment charge of $164.5 million related to goodwill recorded in our Consumer business segment and $3.1 million related to intangible assets in our Consumer business segment. Refer to Note 6 to Consolidated Financial Statements for additional discussion on the impairments.

In-Process Research and Development

In 2008, we recorded an in-process research and development expense of $22.4 million as part of the June 2008 acquisition of Let It Wave. The in-process research and development has not yet reached technological feasibility and has no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. Revenues for the incremental core technology are expected to commence in 2009. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. As of December 31, 2008, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

There were no charges recorded for in-process research and development in 2007.

Interest and Other Income (Expense)

Interest and other income (expense) was $12.6 million in 2008 compared to $14.1 million in 2007. Interest income was $13.8 million in 2008 compared to $16.5 million in 2007. The decrease in interest income in 2008 was primarily due to lower average interest earned on our cash and short term investment balances due to declines in the interest rate. Interest and other income, net during the year ended December 31, 2008 included a gain of $2.0 million from rights offered by UBS, largely offset by the losses recorded on the auction rate securities from UBS due to a reclassification of these securities from available-for-sale to trading.

Other expense was $1.2 million in 2008 compared to $2.4 million in 2007. The changes in other expense in 2008 compared to 2007 was primarily due to foreign currency remeasurement losses as a result of the decline in the value of the U.S. dollar in comparison to currencies in countries in which we operate and fluctuations in realized gains due to timing of sale of investments. Other expense in 2007 included a write-down of a long-term equity investment in a private company by $2.0 million.

Provision (Benefit) for Income Taxes

We recorded a tax provision of $12.3 million in 2008 compared to a tax benefit of $49.8 million in 2007. The 2008 provision is primarily for the accrual of taxes we expect to owe in our profitable jurisdictions and an expense of $8.7 million associated with a valuation allowance in foreign jurisdictions where it is no longer more likely than not that we will fully utilize our deferred tax assets. In addition, due to statute of limitations lapses in various jurisdictions, there was a release of approximately $1.3 million of our FIN No. 48 liability. The tax benefit for the year ended December 31, 2007 of $49.8 million included a benefit of $51.4 million, net of provision, from the release of the valuation allowance at December 31, 2007.

The income tax provision (benefit) for these periods was affected by the geographic distribution of our worldwide earnings and losses, the impacts of recording or removing the valuation allowance relating to deferred tax assets, non-deductible expenses such as SFAS 123R stock-based compensation expense, as well as the accrual of liabilities associated with unrecognized tax benefits. Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased to $112.4 million in 2007 from $109.8 million in 2006, representing a 2.4% increase. This increase was primarily due to an increase in legal fees by $3.0 million incurred in connection with the ongoing stock option review and other litigation matters and continued increases in marketing and field application support expenses to support revenue growth in our Asia Pacific markets. SG&A expenses in 2006 included a $3.8 million provision for doubtful accounts to cover slow paying accounts.

Amortization of Intangible Assets

Amortization expense decreased to $43.2 million in 2007 from $50.1 million in 2006, a decrease of $6.9 million or 13.7% as a portion of our intangible assets became fully amortized during the current year. At December 31, 2007, we had approximately $25.9 million in net intangible assets.

Interest and Other Income (Expense)

The increase in interest and other income (expense) in 2007 compared to 2006 reflect higher average cash and investment balances. Other income (expense) in 2007 included foreign currency remeasurement losses as a result of the decline in the value of the U.S. dollar in comparison to currencies in countries in which we operate as well as a write-down of a long-term equity investment in a private company by $2.0 million.

Provision (Benefit) for Income Taxes

The tax benefit for the year ended December 31, 2007 of $49.8 million reflects a provision of $1.6 million and a benefit of $51.4 million from the release of the valuation allowance at December 31, 2007. At the time, we believed that it was more likely than not that our deferred tax assets would be fully utilized in the future, and accordingly, we released the valuation allowance on those assets at year end. In the fourth quarter of 2007, we determined that the relative weight of positive and negative evidence supported the conclusion that it was more likely than not that our deferred tax assets would be realized. As a result, the balance sheet at December 31, 2007 reflected $55.9 million of deferred tax assets. The offsetting benefit was allocated $4.1 million to decrease goodwill and $0.4 million to previously unbenefitted withholding taxes and $51.4 million to deferred tax benefit. The current provision of $1.6 million is primarily due to federal and foreign accrued liabilities. The tax provision for the year ended December 31, 2006 of $5.8 million included a one time charge of $4.3 million for tax expense related to litigation settlement. The remaining tax expense is related to the utilization of previously unbenefitted purchased NOLs which when utilized reduce goodwill and not tax expense along with statutory taxes in our non-U.S. subsidiaries.

Our effective income tax rate has benefited from the availability of previously unbenefitted NOLs which we have utilized to reduce tax expense for U.S. federal income tax purposes and by our Israel based subsidiary’s status as an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal NOLs expire at various times between 2009 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

Liquidity and Capital Resources

At December 31, 2008, we had $110.6 million of cash and cash equivalents and $247.9 million of short-term investments. At December 31, 2008, we had $378.2 million of working capital.

Our operating activities generated cash of $26.2 million during 2008. While we recorded a net loss of $215.7 million, this loss included non-cash items such as impairment of goodwill and intangible assets of $167.6 million, amortization of intangible assets of $23.1 million, depreciation of $8.0 million, in-process research and development expense of $22.4 million, stock-based compensation expense of $13.1 million and deferred income taxes of $7.5 million resulting in our net income adjusted for non-cash items totaling $26.0 million. Cash flow from changes in assets and liabilities was insignificant and was due to decreases in accounts receivable by $35.5 million due to the timing of collections, inventory by $11.6 million due to lower levels based on reduced demand and prepaid expenses, other current assets and other assets by $6.9 million. These changes were partially offset by a decrease in accounts payable, accrued expenses and other liabilities totaling $53.6 million due to timing of payments.

Cash used in investing activities was $10.6 million during 2008. Proceeds from sales and maturities of investments, net of purchases, of $17.9 million was offset by $22.8 million used for the acquisition of Let It Wave and $5.7 million used for purchases of property and equipment.

Cash used in financing activities during 2008 was $2.3 million. Repurchases of common stock of $10.0 million under our Stock Repurchase Program was offset by $7.7 million of proceeds received from issuances of common stock through exercises of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Our operating activities generated cash of $94.9 million during 2007, primarily due to net income of $66.2 million and non-cash items such as amortization of $43.2 million, depreciation of $7.9 million, stock- based compensation expense of $13.9 million and deferred tax benefit of $51.9 million due to the release of the deferred tax valuation allowance. Cash provided by operations also increased due to a $34.1 million increase in accounts payable; $7.8 million increase in accrued expenses and other liabilities due to timing of payments. These increases were partially offset by an increase in accounts receivable by $15.5 million due to increase in revenues; an increase in inventories by $3.9 million to meet the increasing demand for our products and an increase in prepaid expenses and other assets by $8.1 million.

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

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flows from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•	the levels at which we maintain inventories and accounts receivable;

•	the market acceptance of our products;

•	the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and technology roadmap;

•	volume pricing concessions;

•	capital improvements;

•	technological advances;

•	the response of competitors to our products; and

•	our relationships with suppliers and customers.

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

At December 31, 2008 we held ARS with a par value of $57.8 million and a fair value of $55.8 million. During the year ended December 31, 2008, we sold $27.6 million of our ARS at par value. Our ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for most of our ARS failed beginning in the first quarter of 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes. See Note 5 to the Consolidated Financial Statements.

Our investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. Our investment policy establishes minimum ratings for each classification of investment and investment concentration is limited in order to minimize risk, and the policy also limits the final maturity on any investment and the overall duration of the portfolio. Given the overall market conditions, we regularly review our investment portfolio to ensure adherence to our investment policy and to monitor individual investments for risk analysis and proper valuation.

We hold our marketable securities as trading and available-for-sale and mark them to market. We expect to realize the full value of our marketable securities upon maturity or sale, as we have the intent and believe we have the ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations (in thousands):

Contractual Obligation	Total	2009	2010	2011	2012	2013	Thereafter
Operating leases and license commitments	$62,096	$18,503	$11,144	$7,468	$5,037	$4,835	$15,109
Purchase commitments	13,011	13,011	—	—	—	—	—

Total	$75,107	$31,514	$11,144	$7,468	$5,037	$4,835	$15,109

Other commitments Effective January 1, 2007, we adopted the provisions of FIN No. 48. The above table does not reflect our December 31, 2008 unrecognized tax benefits of $33.6 million. If none of the unrecognized tax benefits are realized, our potential cash outflow is estimated to be $3.2 million. The timing of the cash outflow cannot be determined; however, it is possible that some of the cash payments may occur in the next twelve months. Refer to Note 13 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

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

We account for our investment instruments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). All of the cash equivalents and marketable securities except for ARS held by UBS are treated as “available-for-sale” under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates.

Exchange Rate Risk

Currently, sales and arrangements with third-party manufacturers provide for pricing and payment in US dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the US dollar relative to other currencies could result in our suppliers raising their prices in order to continue doing business with us.

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

Item 8—Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zoran Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, in fiscal 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, CA

February 26, 2009

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$110,643	$97,377
Short-term investments	247,884	222,432
Accounts receivable, net of allowance for doubtful accounts of $8,303 and $9,193, respectively	22,845	58,220
Inventory	37,365	48,992
Prepaid expenses and other current assets	25,549	25,189

Total current assets	444,286	452,210
Property and equipment, net	15,811	17,636
Deferred income taxes	37,045	43,218
Other assets	32,614	27,282
Long term investments	37,425	85,350
Goodwill	4,197	168,691
Intangible assets, net	1,069	25,945

Total assets	$572,447	$820,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,918	$67,836
Accrued expenses and other current liabilities	36,134	43,968

Total current liabilities	66,052	111,804

Other long-term liabilities	26,985	20,756
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2008 and December 31, 2007; 51,171,241 shares issued and outstanding as of December 31, 2008; and 51,407,860 shares issued and outstanding as of December 31, 2007	51	51
Additional paid-in capital	858,429	847,597
Accumulated other comprehensive income (loss)	(2,472)	995
Accumulated deficit	(376,598)	(160,871)

Total stockholders’ equity	479,410	687,772

Total liabilities and stockholders’ equity	$572,447	$820,332

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Hardware product revenues	$379,823	$445,370	$403,744
Software and other revenues	58,716	61,991	56,269
License revenues related to litigation settlement	—	—	35,792

Total revenues	438,539	507,361	495,805

Costs and expenses:
Cost of hardware product revenues	229,008	236,282	226,260
Research and development	117,948	113,140	99,102
Selling, general and administrative	94,562	112,422	109,825
Amortization of intangible assets	23,096	43,224	50,062
Impairment of goodwill and intangible assets	167,579	—	—
In-process research and development	22,383	—	—

Total costs and expenses	654,576	505,068	485,249

Operating income (loss)	(216,037)	2,293	10,556
Interest income	13,760	16,511	11,057
Other income (expense), net	(1,171)	(2,453)	477

Income (loss) before income taxes	(203,448)	16,351	22,090
Provision (benefit) for income taxes	12,279	(49,835)	5,762

Net income (loss)	$(215,727)	$66,186	$16,328

Basic net income (loss) per share	$(4.20)	$1.32	$0.34

Diluted net income (loss) per share	$(4.20)	$1.29	$0.33

Shares used to compute basic net income (loss) per share	51,350	49,981	48,353

Shares used to compute diluted net income (loss) per share	51,350	51,404	50,099

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2005	45,427	$45	$738,253	$(593)	$3,057	$(243,838)	$496,924
Issuance of common stock under employee stock plans	4,007	4	52,266	—	—	—	52,270
Elimination of deferred stock-based compensation upon adoption of SFAS 123(R)	—	—	(593)	593	—	—	—
Stock-based compensation	—	—	17,294	—	—	—	17,294
Net income	—	—	—	—	—	16,328	16,328	$16,328
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	1,181	—	1,181	1,181

Balance at December 31, 2006	49,434	49	807,220	—	4,238	(227,510)	583,997	$17,509

Cumulative effect of adopting FIN No. 48 (see Note 13)	—	—	—	—	—	453	453
Issuance of common stock under employee stock plans	1,974	2	26,446	—	—	—	26,448
Stock-based compensation	—	—	13,931	—	—	—	13,931
Net income	—	—	—	—	—	66,186	66,186	$66,186
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(3,243)	—	(3,243)	(3,243)

Balance at December 31, 2007	51,408	51	847,597	—	995	(160,871)	687,772	$62,943

Issuance of common stock under employee stock plans	927	1	7,342	—	—	—	7,343
Proceeds from derivative law suit settlement (see Note 9)	—	—	395	—	—	—	395
Repurchase of common stock	(1,164)	(1)	(10,011)	—	—	—	(10,012)
Stock-based compensation	—	—	13,106	—	—	—	13,106
Net loss	—	—	—	—	—	(215,727)	(215,727)	$(215,727)
Change in unrealized gain (loss) on securities available for sale	—	—	—	—	(3,467)	—	(3,467)	(3,467)

Balance at December 31, 2008	51,171	$51	$858,429	$—	$(2,472)	$(376,598)	$479,410	$(219,194)

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(215,727)	$66,186	$16,328
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	7,977	7,898	9,382
Amortization of intangible assets	23,096	43,224	50,062
Stock based compensation expense	13,106	13,931	17,294
Impairment of goodwill and intangible assets	167,579	—	—
In-process research and development	22,383	—	—
Provision (recoveries) for doubtful accounts	(140)	(72)	3,085
Deferred income taxes	7,489	(51,883)	—
Gain on sale of short-term investments	(115)	(727)	(2,398)
Write down of other assets and long-term investments	—	2,000	942
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	35,515	(15,508)	24,449
Inventory	11,627	(3,948)	(12,428)
Prepaid expenses and other current assets and other assets	6,946	(8,144)	(2,013)
Accounts payable	(48,875)	34,069	(5,233)
Accrued expenses and other current liabilities and other long-term liabilities	(4,691)	7,833	562

Net cash provided by operating activities	26,170	94,859	100,032

Cash flows from investing activities:
Purchases of property and equipment	(5,651)	(9,861)	(8,997)
Purchases of investments	(219,482)	(467,802)	(357,520)
Sales of investments	92,812	2,034	2,539
Maturities of investments	144,458	351,665	232,854
Acquisition of Let It Wave, net of cash acquired of $1,261	(22,767)	—	—

Net cash used in investing activities	(10,630)	(123,964)	(131,124)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,738	26,448	52,270
Repurchase of common stock	(10,012)	—	—

Net cash provided by (used in) financing activities	(2,274)	26,448	52,270

Net increase (decrease) in cash and cash equivalents	13,266	(2,657)	21,178
Cash and cash equivalents at beginning of period	97,377	100,034	78,856

Cash and cash equivalents at end of period	$110,643	$97,377	$100,034

Supplemental disclosures of cash flow information:
Other non-cash activities:
Assets acquired on credit	$10,714	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY

Zoran Corporation (“Zoran” or the “Company”) was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers, or OEMs, in digital audio and video products for commercial and consumer markets, digital television applications and digital imaging products. Current applications incorporating Zoran’s products and IP include digital versatile disc, or DVD players and recorders, digital cameras, professional and consumer video editing systems, digital speakers and audio systems, applications that enable the delivery and display of digital video content through a set top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. The Company operates in two reportable segments, Consumer group and Imaging group.

Risks and uncertainties

Because the markets that the Company’s customers serve are characterized by numerous new product introductions and rapid product enhancements, its operating results may vary significantly from quarter to quarter. During the final production of a mature product, its customers typically exhaust their existing inventories of the Company’s products. Consequently, orders for its products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay the Company’s ability to recover the lost sales from the discontinuation of the related mature product. The Company’s customers also experience significant seasonality in the sales of their consumer products, which affects their orders of the Company’s products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for the Company’s customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of the Company’s sales. The recent worldwide downturn, due to the crisis in credit markets, slower economic activity, concerns about inflation and deflation, decreased consumer confidence and spending, reduced corporate profits and capital spending, and other adverse business conditions, makes it extremely difficult for the Company, its customers, vendors, and us to accurately forecast and plan future business activities. This downturn could cause U.S. and foreign businesses to slow spending on the Company’s products and services, which would delay and lengthen sales cycles.

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

The Company does not operate any manufacturing facilities, and it relies on independent foundries to manufacture substantially all of its products. These independent foundries fabricate products for other companies and may also produce products of their own design. From time to time, there are manufacturing capacity shortages in the semiconductor industry. The Company does not have long-term supply contracts with any of its suppliers, including its principal supplier, Taiwan Semiconductor Manufacturing Company, or TSMC and its principal assembly and test service provider Advanced Semiconductor Engineering Inc. Therefore, TSMC and the Company’s other suppliers are not obligated to manufacture products for the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

The Company anticipates that international sales will continue to account for a substantial majority of its total revenues for the foreseeable future. In addition, substantially all of its semiconductor products are

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

manufactured, assembled and tested outside of the United States by independent foundries and subcontractors. The Company is subject to a variety of risks inherent in doing business internationally, including unexpected changes in regulatory requirements; fluctuations in exchange rates; political and economic instability; imposition of tariffs and other barriers and restrictions and the burdens of complying with a variety of foreign laws.

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

Remeasurement of foreign currencies

The majority of the Company’s purchasing and sales transactions are denominated in U.S. dollars, which is the functional currency of the Company and its subsidiaries. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company may take action in the future to reduce its foreign exchange risk. Monetary assets and liabilities of the Company’s foreign subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are measured at historical rates. Revenues and expenses are remeasured at average rates during the period. In accordance with SFAS 52, gains and losses arising from the remeasurement of local currency financial statements are included in other income (expense), net. The Company recorded foreign currency remeasurement losses of $830,000, $1,029,000 and $712,000 for each of the years ended December 31, 2008, 2007 and 2006, respectively.

Revenue recognition

The Company’s policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility is reasonably assured and legal title and risk of ownership has transferred. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Product returns and warranty expenses in 2008, 2007 and 2006, were immaterial. Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are recognized when the Company’s obligations have been met. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company’s technology is recognized when

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant contractual obligations have been fulfilled and the customer has indicated acceptance. The Company’s software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. The Company determines the fair value of its maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under Statement of Position (SOP) 97-2, Software Revenue Recognition. Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company which typically ranges between one month to one quarter in arrears. Revenue from litigation settlement is recognized in accordance with the terms of the agreement when actual cash payments are received.

On January 25, 2006, the Company entered into an agreement with MediaTek to settle patent litigation between the companies. In consideration for licenses granted by Zoran, MediaTek agreed to pay Zoran $55.0 million, of which $44.0 million was paid in February 2006 and $11.0 million was paid in April 2006. These two payments, net of amounts attributable to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, were recognized as license revenues related to litigation settlement. Revenues for the year ended December 31, 2006 include $35.8 million in license payments related to the litigation settlement. MediaTek was required to pay quarterly royalties totaling $30.0 million over a 30-month period that commenced on the date of the agreement based on future sales of covered MediaTek products and ended during the fourth quarter of 2008. These royalty payments, net of amounts payable by Zoran to a holder of rights under patents involved in the litigation, and amounts payable as legal fees, were recognized as software and other revenues as they were received.

Research and development costs

Research and development expenses are charged to operations as incurred and include salaries and related costs of employees engaged in ongoing research, design and development activities and costs of engineering materials and supplies.

Cash equivalents and investments

All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents.

All of the Company’s marketable securities other than the ARS with UBS are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses realized upon sales of all such securities are reported in other income.

During the fourth quarter of 2008, the Company reclassified ARS with UBS from available-for-sale to trading securities. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 3 for further detailed discussion. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2008 and 2007, the Company’s marketable securities included corporate debt, U.S. government securities, auction rate securities, foreign bonds, municipal bonds and marketable equity securities. See Note 3.

Other-than temporary impairment

All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2008, 2007 and 2006 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

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

The following table summarizes the accounts receivable from significant customers representing 10% or more of the net accounts receivable balance:

	December 31,
	2008	2007
Percentage of Accounts receivable, net:
Customer A	21%	—
Customer B	18%	—
Customer C	15%	10%
Customer D	12%	—
Customer E	—	11%
Customer F	—	10%

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. The Company writes down inventories to net

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realizable value based on forecasted demand and market conditions. Inventory write-downs are not reversed and permanently reduce the cost basis of the affected inventory until such inventory is sold or scrapped. The Company assesses the valuation of its inventory in each reporting period. Although the Company attempts to forecast future inventory demand, given the competitive pressures and cyclical nature of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of the Company’s inventories and reported operating results.

Inventory write downs inherently involve judgments as to assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant increases in inventory write downs.

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

Goodwill

In accordance with SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill is not amortized. The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. See Note 6.

Other intangibles

Other intangible assets were recorded in connection with the acquisitions of Oak Technology, Inc., Emblaze Semiconductor, Ltd., Oren Semiconductor, Inc. and Let It Wave. The intangible assets as of December 31, 2008 relate to Let It Wave and are being amortized on a straight-line basis over the estimated useful lives of three years.

Long-lived assets

The Company evaluates the recoverability of its long-lived assets, other than goodwill, whenever events or changes in circumstance indicate the carrying amounts of the assets may not be recoverable. The Company evaluates these assets by comparing expected undiscounted cash flows to the carrying value of the related assets. If the expected undiscounted cash flows are less than the carrying value of the assets, the Company recognizes an impairment charge based on the fair value of the assets. Up until 2008, the Company has not recorded any impairment charges against the value of its long-lived assets. See Note 6.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these items. See Note 5.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes

The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on the Company’s ability to generate sufficient future taxable income. As of December 31, 2008, historical operating income and projected future profits represented sufficient positive evidence that $51.5 million of the Company’s deferred tax assets will more likely than not be realized. In certain material foreign jurisdictions, where future income is less certain, the company has recorded a valuation allowance against its deferred tax assets until such time as it is more likely than not that those assets will be realized.

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

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of its tax planning strategies. The Company’s Israel based subsidiary’s is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel. The Company’s U.S. federal net operating losses expire at various times between 2009 and 2024, and the benefits from the Company’s subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

Earnings per share

In accordance with SFAS 128, the Company reports Earnings Per Share (“EPS”), both basic and diluted, on the consolidated statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes common stock issuable upon the exercise of stock options, employee stock purchase plan and restricted stock units. See Note 12.

Stock- based compensation

Effective January 1, 2006, Zoran adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.

Impact of SFAS 123(R)

During the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required under SFAS 123(R). For these awards, the Company recognized compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vest, estimated stock-based compensation for the years ended December 31, 2008, 2007 and 2006 has been reduced for estimated forfeitures. The adoption of SFAS 123(R) resulted in a one-time cumulative benefit of $314,000 in 2006 related to unvested awards for which compensation expense had already been recorded.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the years ended December 31, 2008, 2007 and 2006 as recorded in accordance with SFAS 123(R) (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of hardware product revenues	$401	$447	$526
Research and development	4,857	4,913	5,509
Selling, general and administrative	7,848	8,571	11,259

Total costs and expenses	$13,106	$13,931	$17,294

The income tax benefit for share-based compensation expense was $1.6 million for the year ended December 31, 2008. The Company recognized no tax benefit in 2007 and 2006 due to the Company’s full valuation on its deferred tax assets, which was not released until December 2007. The amount of stock-based compensation capitalized as inventory at December 31, 2008 and 2007, was immaterial.

Segment reporting

SFAS 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer.

The Company’s products consist of application-specific integrated circuits and system-on-a-chip solutions. The Company also licenses certain software and other intellectual property. The Company has two reportable segments—Consumer group and Imaging group.

The Consumer group provides products for use in DVD players, standard and high definition digital television products, digital camera products and multimedia mobile phone products. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive income (loss) as of December 31, 2008, 2007 and 2006 consisted of the unrealized gain (loss) on marketable securities, net of related taxes.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized.

Recent accounting pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common stockholders, Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The provisions of FSP EITF 03-6-1 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of FSP EITF 03-6-1 on its earnings per share.

In April 2008, the FASB issued Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The provisions of FSP 142-3 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The provisions of SFAS 161 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The provisions of FSP 157-1 and FASP 157-2 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141R”) and SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51” (“SFAS 160”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The provisions of SFAS 141R and SFAS 160 are effective for the Company for fiscal years beginning January 1, 2009. The Company is evaluating the impact of the provisions of this statement on its consolidated financial position, results of operations and cash flows.

NOTE 3—MARKETABLE SECURITIES

The Company’s portfolio of available for sale securities as of December 31, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$175,194	$767	$(3,705)	$172,256
Auction rate securities	20,350	—	—	20,350
U.S. government and agency securities	45,413	187	—	45,600
Foreign and municipal bonds	7,341	29	(154)	7,216
Certificates of deposit	1,999	18	—	2,017

Total fixed income securities	250,297	1,001	(3,859)	247,439
Publicly traded equity securities	1,393	—	(948)	445

Total available for sale securities	$251,690	$1,001	$(4,807)	$247,884

At December 31, 2008, the Company also held ARS with a par value of $37.4 million with UBS classified as trading securities. The total fair value of the ARS, combined with the fair value of the ARS Rights approximate the par value of the ARS. The ARS with Wachovia Securities, which are classified as available for sale, are expected to be settled within one year from the balance sheet date and are included as short term investments in the consolidated balance sheet as of December 31, 2008. The ARS with UBS are included in long-term investments in the consolidated balance sheets as the settlement is expected to occur after one year from the balance sheet date.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s portfolio of marketable securities as of December 31, 2007 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$162,339	$580	$(305)	$162,614
Auction rate securities	85,350	—	—	85,350
U.S. government and agency securities	36,290	206	—	36,496
Foreign and municipal bonds	17,421	55	(1)	17,475
Certificates of deposit	3,994	4	(1)	3,997

Total fixed income securities	305,394	845	(307)	305,932
Publicly traded equity securities	1,393	457	—	1,850

	306,787	1,302	(307)	307,782
Less: Auction rate securities included in other assets and long-term investments	(85,350)	—	—	(85,350)

Total short-term investments	$221,437	$1,302	$(307)	$222,432

The following table summarizes the maturities of the Company’s fixed income securities as of December 31, 2008 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$98,787	$98,057
Due in 1 to 2 years	86,954	85,871
Due in 2 to 5 years	44,206	43,161
Greater than 5 years*	57,775	55,775

Total fixed income securities	$287,722	$282,864

*	Comprised of auction rate securities, including $37.4 million with UBS classified as trading securities included in long-term investments, which have reset dates of 90 days or less but final expiration dates over 5 years.

All unrealized losses are less than 12 months. Gross realized gains on sales of marketable securities were $118,000; $809,000 and $2,398,000 in 2008, 2007 and 2006, respectively. Gross realized losses on sales of marketable securities were $3,000; $82,000 and $0 in 2008, 2007 and 2006, respectively.

Interest income on cash and marketable securities was $13,760,000; $16,511,000 and $11,057,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s investment policy focuses on three objectives: to preserve capital, to meet liquidity requirements and to maximize total return. The Company’s investment policy establishes minimum ratings for each classification of investment and investment concentration is limited in order to minimize risk, and the policy also limits the final maturity on any investment and the overall duration of the portfolio. Given the overall market conditions, the Company regularly reviews its investment portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis and proper valuation.

The Company holds its marketable securities, other than the ARS held with UBS, as trading and available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and believes it has the ability to hold the

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

NOTE 4—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
	2008	2007
Accounts receivable:
Trade	$31,148	$67,413
Less: allowance for doubtful accounts	(8,303)	(9,193)

	$22,845	$58,220

	December 31,
	2008	2007
Inventory:
Purchased parts and work in process	$24,127	$28,498
Finished goods	13,238	20,494

	$37,365	$48,992

	December 31,
	2008	2007
Property and equipment:
Computer equipment	$13,471	$15,467
Office equipment and furniture	4,420	4,257
Machinery and equipment	11,015	14,821
Software	16,058	28,252
Building and leasehold improvements	7,278	8,115

	52,242	70,912
Less: accumulated depreciation and amortization	(36,431)	(53,276)

	$15,811	$17,636

	December 31,
	2008	2007
Accrued expenses and other liabilities:
Accrued payroll and related expenses	$20,642	$25,979
Accrued royalties	1,760	2,367
Income taxes payable	3,563	3,105
Deferred revenue	4,497	4,217
Other accrued liabilities	5,672	8,300

	$36,134	$43,968

NOTE 5—FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. In October 2008 the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s current quarter financial statements. The application of the provision of FSP 157-3 did not impact the Company’s results of operations or financial condition as of and for the year ended December 31, 2008.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company adopted the fair value option under this Statement for its ARS Rights.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$172,256	$—	$172,256
Auction rate securities	—	—	55,775	55,775
ARS Rights	—	—	2,000	2,000
U.S. government and agency securities	—	45,600	—	45,600
Foreign and municipal bonds	—	7,216	—	7,216
Certificates of deposit	—	2,017	—	2,017

Total fixed income securities	—	227,089	57,775	284,864
Publicly traded equity securities	445	—	—	445

Total	$445	$227,089	$57,775	$285,309

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2008 and 2007, the Company held auction rate securities (“ARS”) with a par value of $57.8 million and $85.4 million, respectively. During the year ended December 31, 2008, the Company sold $27.6 million of its ARS at par value. The Company’s ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. Historically, The Company’s ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for most of the Company’s ARS failed beginning in the first quarter of 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and the Company continues to earn and receive interest on its ARS at a pre-determined formula with spreads tied to particular interest rate indexes.

In October 2008, the Company accepted an offer (the “UBS Offer”) from UBS AG (“UBS”), one of its investment managers. Under the UBS Offer, UBS issued to the Company Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle it to sell the Company’s eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. In October 2008, the Company also received communications from Wachovia Securities indicating that Wachovia Securities expected to launch an offer to purchase ARS held by the Company beginning no later than June 10, 2009 and ending no later than June 30, 2009, at par value. At December 31, 2008, the Company held ARS with a par value of $37.4 million with UBS and $20.4 million with Wachovia Securities. The total fair value of the ARS, combined with the fair value of the ARS Rights approximate the par value of the ARS.

The ARS Rights represent a firm agreement in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the related ARS. As of December 31, 2008, the Company recorded $2.0 million as the fair value of the ARS Rights with a corresponding credit to interest income. The ARS Rights do not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company has elected to measure the ARS Rights at fair value under SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses will be included in earnings in future periods. The Company expects that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS. The Company valued the ARS Rights using a discounted cash flow approach including estimates based on data available as of December 31, 2008, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Due to the current economic environment in which there is a lack of market activity for auction rate securities, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to accepting the UBS Offer, the Company classified the related ARS as investments available-for-sale. The Company recorded unrealized gains and losses on its available-for-sale debt securities, net of a tax benefit, in accumulated other comprehensive income (loss) in the stockholders’ equity section of its balance sheet.

In connection with its acceptance of the UBS Offer during the fourth quarter of 2008, the Company transferred its ARS from investments available-for-sale to trading securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The transfer to trading securities reflects management’s intent to exercise its ARS Rights during the period June 30, 2010 to July 2, 2012. Prior to its agreement with UBS, the Company’s intent was to hold all of its ARS until the market recovered. During the fourth quarter of 2008, the Company recognized a loss of $2.0 million related to the ARS which is included in interest income.

The Company continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in earnings, offset by corresponding increases in the value of the ARS Rights. The Company believes that, based on its current cash and cash equivalents balance, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows or ability to fund its operations.

The reconciliation of beginning and ending balances for auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year was as follows (in thousands):

	Fair Value Measurements using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2008	$—	$—
Total unrealized losses included in earnings	(2,000)	—
Purchases, sales, issuances, and settlements	(5,000)	—
Receipt of ARS Rights	—	2,000
Transfers into Level 3	62,775	—

Balance at December 31, 2008	$55,775	$2,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company conducted its annual impairment test of goodwill as of September 30, 2008 in accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is tested at the reporting unit level which is one level below the reportable segments. The Consumer segment has two reporting units—Home Entertainment and Mobile, and the Imaging segment has one reporting unit. Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of an impairment loss. The fair values of the reporting units were estimated using the expected present value of future cash flows. The total of all reporting unit fair values was also compared to the Company’s market capitalization plus a control premium for reasonableness. The Company assumed a cash flow period of 10 years, long-term annual growth rate of 9% to

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13%, discount rates of 33% to 38% and terminal value growth rates of 5%. The discount rates are higher than the ones used in previous annual impairment tests due to the increase in the inherent risks in the markets in which the Company serves as a result of the current economic crisis.

As a result of this test, the Company determined that the carrying amounts for both of the Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge of approximately $164.5 million and an impairment charge for purchased technology, customer base, tradename and other intangibles of $3.1 million in 2008. The impairment charge was primarily due to a decrease in valuation based on a decline in the Company’s business forecasts as a result of the current economic downturn as well as a significant decline in the Company’s stock value over the last two quarters due to the current global financial crisis.

Components of Acquired Intangible Assets (in thousands):

		December 31, 2008			December 31, 2007
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$195,505	$(175,451)	$20,054
Patents	3-5	40,265	(40,265)	—	40,265	(36,961)	3,304
Customer base	3-5	13,572	(13,572)	—	13,860	(12,043)	1,817
Tradename and others	3-5	4,231	(3,162)	1,069	3,350	(2,580)	770

Total		$251,200	$(250,131)	$1,069	$252,980	$(227,035)	$25,945

Estimated future intangible amortization expense, based on current balances, as of December 31, 2008 is as follows (in thousands):

Year ending December 31, 2009	$435
Year ending December 31, 2010	435
Year ending December 31, 2011	199

$1,069

Changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (in thousands):

Amount
Balance at December 31, 2007	$168,691
Impairment of goodwill	(164,494)

Balance at December 31, 2008	$4,197

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill by reportable segment was as follows (in thousands):

	December 31, 2008	December 31, 2007
Consumer	$—	$164,494
Imaging	4, 197	4,197

	$4,197	$168,691

NOTE 7—RESEARCH AND DEVELOPMENT ARRANGEMENTS

The Company is a party to certain research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade Department (the “Chief Scientist”) and the Israel-United States Binational Industrial Research and Development Foundation (“BIRDF”), which fund up to 50% of incurred project costs for approved products up to specified contract maximums. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 3% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses incurred in Israel are net of these grants, which fluctuate from period to period. The amounts received in 2008 and 2007 were immaterial. There were no grant receipts in 2006.

NOTE 8—DEVELOPMENT CONTRACTS

The Company has generated a portion of its total revenues from development contracts, primarily with key customers. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $2,381,000 in 2008, $1,134,000 in 2007 and $2,713,000 in 2006. In addition, from time to time, the Company enters into non-refundable joint development projects in which the Company’s customers reimburse the Company for a portion of their development costs. The Company records such reimbursement of development costs as an offset to research and development expenses as the Company retains ownership of the intellectual property developed by it under these development arrangements. There were no such reimbursements in 2008. During 2007 and 2006, the Company received approximately $1,800,000 and $370,000 in such reimbursements.

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

Lease and license commitments

The Company rents facilities under various lease agreements expiring through 2017. Rent expense for 2008, 2007 and 2006 totaled approximately $7,529,000, $6,771,000 and $5,394,000, respectively. The Company also

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entered into a time-based license agreement for the right to use certain intellectual property totaling $10,714,000 at December 31, 2008 which is included in accounts payable in the accompanying consolidated balance sheet. Future minimum lease and license payments required under non-cancelable agreements at December 31, 2008 are as follows (in thousands):

Year ending December 31,	Amount
2009	$18,503
2010	11,144
2011	7,468
2012	5,037
2013	4,835
Thereafter	15,109

Total	$62,096

Legal proceedings

In September 2006, two shareholder derivative actions were filed against the Company as a nominal defendant and certain of its officers and directors in the United States District Court, Northern District of California. The actions asserted claims relating to the Company’s option granting practices and historical accounting for stock options. On December 8, 2006, the court issued an order consolidating the two actions. On September 15, 2008, the court entered a final judgment approving the parties’ settlement of the consolidated derivative action and dismissing the action with prejudice, which became effective 30 days thereafter. Pursuant to the terms of the settlement, the individual defendants agreed to voluntarily increase the per share exercise price of options to purchase Company common stock held by them, as follows: from $12.36 to $14.69 with respect to 86,125 options; from $11.52 to $15.47 with respect to 11,563 options; and from $8.67 to $11.49 with respect to 3,750 options. One of the individual defendants also agreed to voluntarily cancel and surrender an aggregate of 424,107 options with an aggregate value of $482,310, as calculated using the Black-Scholes methodology. Under the settlement agreement, the Company received $3,395,000, of which $395,000 was paid by the individual defendants, reflected in stockholders’ equity as additional paid-in capital, and the remainder was paid through applicable insurance companies, reflected as recovery in selling, general and administrative expense. The Company paid $1,300,000 of fees and expenses to lead plaintiff’s counsel.

Zoran Corporation v. DTS, Inc. On October 8, 2008, the Company filed a complaint against DTS, Inc. in the U.S. District Court for the Northern District of California, alleging violations of Section 2 of the Sherman Act and patent misuse (the “Antitrust Case”). The complaint alleges that DTS wrongfully acquired and maintained monopoly power in the relevant markets in the manner in which it caused its patented high-definition audio decompression technology to be adopted as part of the Blu-ray Disc standard. The complaint further alleges that, having wrongfully acquired monopoly power in the relevant markets, DTS has refused to license its technology to the Company and others on fair, reasonable and nondiscriminatory, or FRAND, terms as required by its membership in the Blu-ray Disc Association (the “BDA”). The complaint seeks treble damages, in an amount to be determined, an order enjoining DTS from monopolizing and attempting to monopolize the United States markets for Blu-ray Disc technology and an order declaring that DTS’s relevant patents are unenforceable by reason of misuse.

On October 8, 2008, the Company also filed a notice of arbitration with the International Center for Dispute Resolution under the BDA By-laws making allegations similar to those in the Antitrust Case and seeking an order granting the Company a license to DTS’s Blu-ray technology and requiring DTS to provide the Company with necessary DTS Blu-ray materials or their equivalent on FRAND terms and a finding that DTS materially

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

breached the Blu-ray Disc Association By-Laws (the “Arbitration Proceeding”). On November 10, 2008, DTS filed its statement of defense and counterclaim in the Arbitration Proceeding in which DTS raised defenses to the Company’s claims and asserted that the Company had breached the BDA Bylaws by filing the Antitrust Case. On December 10, 2008, the Company filed its response denying the allegations made by DTS in its statement of defense and counterclaim. The arbitration hearing is currently scheduled to begin on April 27, 2009.

On October 29, 2008, DTS filed a motion seeking an order referring the Company’s claims in the Antitrust Case to arbitration and dismissing the complaint in its entirety or, in the alternative, staying the District Court action pending the outcome of the arbitration. On January 20, 2009, the Court ordered all essentially FRAND-based issues referred to arbitration, denied the motion with respect to all non-arbitrable issues, and stayed the Antitrust Case pending the arbitrator’s decision on the FRAND issues. On February 12, 2009, DTS filed a notice of appeal of the Court’s order with the U.S. Court of Appeals for the Ninth Circuit.

On November 21, 2008, DTS filed a complaint against the Company in the Superior Court for the State of California, County of Los Angeles, Northwest District (the “State Court Case”). In the State Court Case, DTS alleges fraud, breach of contract and unfair competition claims against the Company. On December 23, 2008, in response to DTS’s complaint, the Company filed a general denial and asserted affirmative defenses against DTS. The Company also filed a cross-complaint against DTS seeking declaratory relief. On January 22, 2009, DTS filed a general denial and asserted affirmative defenses in response to the Company’s cross-complaint.

By letter dated February 17, 2009, DTS’ counsel asserted a further claim that the Company has violated federal law, including Section 43(a) of the Lanham Act and Section 10(b) of the Securities Exchange Act of 1934, as well as unspecified state laws, by making false and misleading statements implying that it has, or shortly will have, a license to the Blu-ray technology, and that DTS has been damaged by such statements. The letter threatens further legal action by DTS. The Company denies these additional allegations.

The Company intends to vigorously pursue all rights and remedies it may have against DTS and defend itself against allegations made by DTS in the currently pending proceedings as well as any additional proceedings that DTS may initiate.

Zoran Corporation v. Macrovision Solutions, Inc and Macrovision, Inc. (collectively, “Macrovision”). On December 3, 2008, Macrovision sent the Company a letter in which Macrovision alleged that the Company had breached a component supplier non-assertion and technical services agreement with Macrovision, demanded that the Company cure certain alleged breaches of the agreement and purported to terminate the agreement. On December 23, 2008, the Company sent Macrovision a letter stating, among other things, that the Company had not breached the agreement and refuting Macrovision’s purported termination of the agreement. The Company further advised Macrovision that it is the Company’s position that the agreement remains in full force and effect. The Company and Macrovision were unable to resolve this dispute through subsequent communications. Accordingly, on January 20, 2009, the Company filed a demand for arbitration with the American Arbitration Association seeking an order declaring that it has not breached its agreement with Macrovision and that the agreement has not been terminated. On February 18, 2009, Macrovision filed an answering statement and counterdemand in which it denies that the Company is entitled to any relief and asserts various affirmative defenses. In its counterdemand, Macrovision seeks an order declaring that it terminated the agreement and also alleges breaches of the agreement by the Company for which it seeks unspecified damages, costs and permanent injunctive relief.

The Company intends to vigorously pursue all rights and remedies it may have against Macrovision and defend itself against allegations made by Macrovision in these proceedings.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnification Obligations. Subject to certain limitations, the Company is obligated to indemnify its current and former directors, officers and employees in connection with the investigation of the Company’s historical stock option practices and related government inquiries and litigation which concluded during 2008. These obligations arise under the terms of the Company’s certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The Company is currently paying or reimbursing legal expenses incurred in connection with these matters by a number of its current and former directors, officers and employees.

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

2000 Nonstatutory Stock Option Plan

The Company’s 2000 Nonstatutory Stock Option Plan (the “2000 Option Plan”) was adopted by the Board of Directors of the Company in October 2000. A total of 450,000 shares of preferred stock were initially reserved for issuance under the 2000 Option Plan. The options to purchase preferred stock automatically converted to options to purchase common stock upon the amendment of the Company’s certificate of incorporation to affect an increase in the number of authorized shares of common stock to 55,000,000 in October 2000. A total of 13,325,000 shares of common stock were reserved for issuance under the 2000 Option Plan. The 2000 Option Plan provided for grants of options to employees or consultants. The 2000 Option Plan was modified in 2001 to allow for exercisability of stock options ahead of vesting subject to the Company’s right to repurchase the associated stock at the option exercise price lapsing during the course of original vesting schedule. The option price for shares granted under the 2000 Option Plan was typically equal to the fair market value of the common stock at the date of grant. Options expire ten years from the date of grant and the right to exercise an option generally terminates three months after termination of employment. The 2000 Stock Option Plan was terminated in 2005 and was replaced by the 2005 Equity Incentive Plan.

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1993 Stock Option Plan, which expired in 2003, and the 2000 Nonstatutory Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Plan in July 2005. A total of 7,056,663 shares of the Company’s common stock are authorized for issuance pursuant to awards granted under the 2005 Plan. Such awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred stock units and other stock-based or cash-based awards. The 2005 Plan is administered by the Compensation Committee or other committee of subcommittee of the Board of Directors or, in the absence of such committee, by the Board of Directors and has a term of 10 years. Employees and consultants of Zoran and its subsidiaries and other affiliates are eligible to participate in the 2005 Plan.

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

At December 31, 2008, 3,538,935 shares of the Company’s common stock were available for the grant of stock options and other awards under the 2005 Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005 Outside Directors Equity Plan

The 2005 Outside Directors Equity Plan (the “2005 Directors Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1995 Outside Directors Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Directors Plan in July 2005. A total of 600,000 shares of the Company’s common stock are reserved for issuance pursuant to the 2005 Directors Plan. Such awards may include stock options, stock appreciation rights, restricted stock units and deferred stock units. The 2005 Directors Plan is generally administered by the Board of Directors and has a term of 10 years. Participation in the 2005 Directors Plan is limited to non-employee members of the Zoran Board of Directors (“outside directors”). The 2005 Directors Plan provides that the number of shares remaining available for issuance will be reduced by 1.3 shares for each one share of Zoran common stock subject to a full value award granted under the 2005 Directors Plan.

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

At December 31, 2008, 195,000 shares of the Company’s common stock were available for the grant of the options and other awards under the 2005 Directors Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2008, 2007 and 2006. The weighted average exercise price for each category presented is also shown in the table below:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2005	12,955,585	$16.32
Granted	363,065	$21.13
Exercised	(3,683,846)	$13.53
Canceled*	(1,538,460)	$22.75

Balances, December 31, 2006	8,096,344	$16.58
Granted	1,467,890	$20.33
Exercised	(1,688,257)	$13.84
Canceled	(172,906)	$15.41

Balances, December 31, 2007	7,703,071	$17.92
Granted	1,519,780	$13.95
Exercised	(113,017)	$7.50
Canceled	(809,784)	$21.37

Balances, December 31, 2008	8,300,050	$17.00

*	Includes 1,060,536 underwater options exchanged for restricted shares and restricted stock units. See “Restricted Shares and Restricted Stock Units” below.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant option groups outstanding as of December 31, 2008 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at December 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at December 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)
$ 0.00 to $ 9.99	333,339	4.59	$7.07	$218	284,989	3.82	$6.90	$218
$10.00 to $11.99	861,337	5.35	$10.54	—	861,337	5.35	$10.54	—
$12.00 to $14.99	2,670,184	7.10	$13.85	—	1,189,578	4.48	$13.54	—
$15.00 to $19.99	2,537,957	6.38	$18.17	—	1,897,224	5.75	$17.69	—
$20.00 to $25.99	1,652,982	5.28	$23.84	—	1,514,054	4.99	$23.84	—
$26.00 to $46.53	244,251	1.80	$29.30	—	242,783	1.77	$29.31	—

Total	8,300,050	6.08	$17.00	$218	5,989,965	4.99	$17.35	$218

Of the 8,300,050 stock options outstanding as of December 31, 2008, the Company estimates that 8,051,727 shares will fully vest over the remaining contractual term. As of December 31, 2008 these options had a weighted average remaining contractual life of 5.99 years, weighted average exercise price of $17.03 and aggregate intrinsic value of $218,000.

The weighted average grant date fair value of options, as determined under SFAS 123(R), granted during the years ended December 31, 2008 and 2007 was $7.19 and $11.70 per share, respectively. The weighted average grant date fair value of options granted during the year ended December 31, 2006 as defined by SFAS 123 was $11.46 per share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.83 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of December 31, 2008 was 98,000.

The total intrinsic value of options exercised during the year ended December 31, 2008 was $569,000. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2008 was approximately $847,000. There was no excess tax benefit realized by the Company in 2008, 2007 and 2006 for option exercises due to the availability of non stock related net operating loss carry forwards which fully offset the Company’s taxable income.

As of December 31, 2008, the Company had $19,515,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated period of 2.61 years.

The Company settles employee stock option exercises with newly issued common shares.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of the disclosure requirements of SFAS 123 and the requirements of SFAS 123(R), the Company estimates the fair value of stock options using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Stock Option Plans			Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Average expected term (years)	5.5	5.4	5.7	1.29	1.27	1.25
Expected volatility	54%	60%	70%	54%	46%	57%
Risk-free interest rate	2.8%	4.4%	4.8%	2.1%	4.9%	2.3%
Dividend yield	0%	0%	0%	0%	0%	0%

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

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of December 31, 2008, there was $173,000 of total unrecognized stock-based compensation expense related to restricted shares and restricted stock units. This cost is expected to be recognized over the weighted average remaining term of 2.45 years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- average grant- date fair value
Balances, December 31, 2005	65,333	$13.59
Granted	197,433	$21.56
Released	(64,986)	$19.56
Forfeited	(8,064)	$21.56

Balances, December 31, 2006	189,716	$19.50
Granted	5,000	$20.31
Released	(101,328)	$19.95
Forfeited	(16,043)	$21.56

Balances, December 31, 2007	77,345	$18.53
Granted	19,400	$8.29
Released	(60,733)	$19.39
Forfeited	(612)	$21.56

Balances, December 31, 2008	35,400	$11.40

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 2008 and 2007, 753,200 and 184,495 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $8.62 and $16.75 per share, respectively. As of December 31, 2008, 1,373,752 shares were reserved and available for issuance under this plan.

Stock Repurchase Program

In March 2008, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $100.0 million of outstanding Zoran common stock. The amount and timing of specific repurchases under this program are subject to market conditions, applicable legal requirements and other factors, including management’s discretion. Repurchases may be in open-market transactions or through privately negotiated transactions, and the repurchase program may be modified, extended or terminated by the board of directors at any time. There is no guarantee of the exact number of shares that will be repurchased under the program.

As of December 31, 2008, the authorized amount that remains available under the Company’s stock repurchase program was $90.0 million. The Company retires all shares repurchased under the stock repurchase program. The purchase price for the repurchased shares of the Company’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock repurchase activity during the year ended December 31, 2008 was as follows (in thousands except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Amount paid for purchase ($)
Balances, December 31, 2007	—	$—	$—
Repurchase in 2008	1,164	8.60	10,012

Balances, December 31, 2008	1,164	$8.60	$10,012

Note:	The average price paid per share is based on the total price paid by the Company which includes applicable broker fees.

NOTE 11—RETIREMENT AND EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Plan that covers substantially all of the Company’s U.S. employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code. The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee’s eligible contribution up to a maximum employer match of $2,000 per year per employee. Approximately $556,000, $519,000 and $525,000 in matching contributions were recorded during 2008, 2007 and 2006, respectively.

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets and long-term investments. The severance pay expenses (benefit) for the years ended December 31, 2008, 2007 and 2006 were $607,000, $(3,000) and $979,000, respectively. The severance pay detail is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Accrued severance	$13,987	$13,251	$11,052
Less: amount funded	(12,577)	(12,457)	(9,702)

Unfunded portion, net accrued severance pay	$1,410	$794	$1,350

NOTE 12—EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2008	2007	2006
Net income (loss)	$(215,727)	$66,186	$16,328

Shares:
Weighted average shares outstanding	51,350	49,981	48,353
Effect of dilutive options, ESPP and restricted stock units	—	1,423	1,746

Dilutive weighted average shares	51,350	51,404	50,099

Net income (loss) per share:
Basic	$(4.20)	$1.32	$0.34

Diluted	$(4.20)	$1.29	$0.33

For the years ended December 31, 2008, 2007 and 2006 outstanding options and restricted stock units totaling 7,485,000, 3,356,000 and 3,086,000 shares, respectively, were excluded from the calculation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

NOTE 13—INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2008	2007	2006
Current:
Domestic	$(112,904)	$17,941	$(754)
Foreign	(90,544)	(1,590)	22,844

	$(203,448)	$16,351	$22,090

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision (benefit) for income taxes are as follows:

	December 31,
	2008	2007	2006
Current:
Federal	$4,250	$802	$4,463
State	68	65	(623)
Foreign	472	731	1,922

	$4,790	$1,598	$5,762

Deferred:
Federal	$2,691	$(44,055)	$—
State	(599)	(4,583)	—
Foreign	5,397	(2,795)	—

	7,489	(51,433)	—

Total income tax expense (benefit)	$12,279	$(49,835)	$5,762

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to income taxes as shown below.

	December 31,
	2008	2007	2006
Tax provision (benefit) at U.S. statutory rate	$(69,172)	$5,559	$7,511
Foreign earnings	31,491	1,272	(6,016)
State taxes net of federal benefit	(532)	43	259
Non deductible goodwill impairment	34,466	—	—
Non deductible in process research and development	7,610	—	—
R&D credit	(435)	—	—
Stock compensation and other permanent differences	2,952	1,074	(1,597)
Alternative minimum tax	—	22	371
Deferred tax assets—change in valuation allowance	8,702	(57,805)	—
Other differences	(2,803)	—	5,234

Total income tax expense (benefit)	$12,279	$(49,835)	$5,762

Deferred income tax assets comprise the following:

	December 31,
	2008	2007
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$30,122	$35,437
Tax credits	14,006	8,744
Nondeductible reserves and accruals	19,709	16,844

Total deferred tax assets	63,837	61,025
Deferred tax liabilities:
Nondeductible intangible assets	(413)	(5,096)

Deferred tax assets	63,424	55,929
Valuation allowance	(11,967)	—

Net deferred tax assets	$51,457	$55,929

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, the Company had net operating loss carryforwards or NOLs of approximately $107.7 million for federal, $35.6 million for state tax, and $109.8 million in various foreign jurisdictions. The federal NOLs expire on various dates between 2009 and 2024. The state NOLs expire beginning in 2012 and the foreign NOLs do not expire. As of December 31, 2008, the Company had tax credits of approximately $6.5 million for federal tax purposes which expire beginning in 2014 and $ 4.8 million for state tax purposes, most of which do not expire, and some of which expire at various times, beginning in 2009.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”)—an interpretation of SFAS 109 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company reduced its tax liability by $1,633,000 with an offsetting decrease of $453,000 to opening accumulated deficit, and a decrease in goodwill of $1,180,000. Additionally, the Company decreased deferred tax assets and their associated valuation allowance by $12,749,000. The adoption resulted in a reclassification of certain tax liabilities from current to non-current. As part of its 2007 FIN No. 48 analysis, the Company reviewed its historical R&D credits and determined that the tax return value of those credits should be reduced. As of December 31, 2008, the Company has $33,554,000 of unrecognized tax benefits all of which would benefit the Company’s tax expense if realized in the future.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$27,500
Additions for tax positions in prior years	4,454
Decreases for tax positions in prior years	(6,957)
Current period unrecognized tax positions	1,855
Expiration of the statute of limitations for assessment of taxes	(341)

Balance at December 31, 2007	$26,511
Additions for tax positions in prior years	3,421
Decreases for tax positions in prior years	—
Current period unrecognized tax positions	4,926
Expiration of the statute of limitations for assessment of taxes	(1,304)

Balance at December 31, 2008	$33,554

The provision for income taxes for year ended December 31, 2008 primarily reflects accrued tax liabilities in the Company’s profitable jurisdictions and an expense of $8.7 million related to the placement of a valuation allowance on deferred tax assets in certain material foreign jurisdictions where it is no longer more likely than not that the Company will fully utilize its deferred tax assets. Due to various statute of limitations lapses, the Company released approximately $1.3 million of its FIN No. 48 liability. The tax benefit for the year ended December 31, 2007 of $49.8 million reflects a provision of $1.6 million and a benefit of $51.4 million from the release of the valuation allowance.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change resulted in an estimated tax benefit of $435,000.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. The tax years 2004 through 2007 remain open to examination by the majority of taxing jurisdictions to which the Company is subject. During the second quarter of 2007 the Company was contacted by the Israel Tax Authority (ITA) about an audit of the Company’s tax returns. It is possible that the audit will result in a positive or negative adjustment to the Company’s unrecognized tax benefits within the next 12 months. The Company is unable to estimate the range of the benefit or detriment as of December 31, 2008. The Company continues to account for tax related interest and penalties as part of the income tax provision. At December 31, 2008, accrued interest and penalties were immaterial.

The Company has not provided for federal income tax on approximately $9.3 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. The tax impact of repatriating these earnings is not practical to compute.

The Company’s Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli Law for the Encouragement of Capital Investments, 1959, as amended. The Company has nine programs pursuant to this law; the first was approved in 1984 and the most recent began in 2007. Income subject to this program is exempt from Israeli tax for two, four, or six years from the first year in which the Company has taxable income, net of NOLs, and is taxed at a rate of 10% for eight, six or four years thereafter. Benefits under the programs are granted for a period of ten years limited to the earlier of fourteen years from application or twelve years from commencement of production. Benefits for the ninth program will expire in 2016. The tax benefit was $0.9 million, $1.8 million and $7.8 million to the Company’s net income in 2008, 2007 and 2006 respectively.

NOTE 14—SEGMENT REPORTING

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

The Company’s products consist of highly integrated application-specific integrated circuits and system-on-a-chip solutions. The Company also licenses certain software and other intellectual property. The Company has two reportable segments—Consumer group and Imaging group.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about reportable segment income or loss is as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Revenues:
Consumer	$364,267	$414,557	$420,990
Imaging	74,272	92,804	74,815

	$438,539	$507,361	$495,805

Operating expenses:
Consumer	$388,330	$393,641	$374,435
Imaging	53,188	68,203	60,752

	$441,518	$461,844	$435,187

Contribution Margin:
Consumer	$(24,063)	$20,916	$46,555
Imaging	21,084	24,601	14,063

	$(2,979)	$45,517	$60,618

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Contribution margin from reportable segments	$(2,979)	$45,517	$60,618
Amortization of intangible assets	(23,096)	(43,224)	(50,062)
Impairment of goodwill and intangible assets	(167,579)	—	—
In-process research and development	(22,383)	—	—

Total operating income (loss)	$(216,037)	$2,293	$10,556

Zoran maintains operations in Canada, China, France, India, Israel, Japan, Korea, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

The geographic distribution of net revenues based upon customer location for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue from unaffiliated customers originating from:
China	$176,468	$201,686	$165,611
Japan	74,687	93,707	109,066
Korea	46,691	25,623	28,544
Taiwan	96,702	124,805	127,311
United States	29,987	33,207	35,949
Other	14,004	28,333	29,324

	$438,539	$507,361	$495,805

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2008 and 2007 was as follows (in thousands):

	December 31,
	2008	2007
Identifiable assets:
U.S.	$479,118	$642,276
Israel	79,392	167,579
China	3,375	3,934
France	2,896	—
Japan	2,657	1,834
Taiwan	1,722	1,442
Canada	991	839
United Kingdom	737	555
Korea	657	772
Other	902	1,101

	$572,447	$820,332

Property and equipment, net:
U.S.	$6,323	$6,751
Israel	4,831	6,531
China	1,813	2,041
Taiwan	1,057	944
Japan	433	397
France	361	—
Canada	320	225
United Kingdom	243	244
Korea	170	204
Other	260	299

	$15,811	$17,636

The following table summarizes the percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues:

	Year ended December 31,
	2008	2007	2006
Percentage of net revenues:
A	13%	—	—
B	10%	13%	12%
C	10%	—	—

As of December 31, 2008 customer A and customer C accounted for approximately 15% and 21% of the net accounts receivable balance, respectively. As of December 31, 2007 customer B had net accounts receivable balance of 11%.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—ACQUISITION

Let It Wave

On June 12, 2008, the Company completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, the Company acquired Let It Wave in an all-cash transaction valued at $24.0 million, including approximately $650,000 of transaction costs. The Company also agreed to make contingent payments up to $4.5 million in additional consideration, subject to the completion of certain milestones as well as continuous employment. The milestones were not achieved and thus there were no payments in relation to the milestones. The payments of $630,000 related to continuous employment will continue to be expensed as incurred through 2011.

The primary purpose of the acquisition was to obtain Let It Wave’s in-process development of a video frame rate conversion and image enhancement technology for flat panel televisions and other consumer electronics. By acquiring Let It Wave, the Company intends to deliver high performance image processing that enables artifact-free true-Motion Compensated Frame Rate Conversion (“MCFRC”) for flat panel televisions and other video consumer electronics products. Let It Wave is at least six months from completing the development of its MCFRC product and currently has no other products, revenues or a customer base. Upon completion of a finished product, the Company expects to market this technology for 120Hz LCD televisions within the Consumer group. The Company expects that the in-process technology will be successfully completed by the second quarter of 2009 with an estimated cost to complete of approximately $4.1 million.

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

The in-process research and development has not yet reached technological feasibility and has no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. Revenues from the incremental core technology are expected to commence in 2009. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. As of December 31, 2008, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

ZORAN CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Three Months Ended
	Dec. 31, 2008	Sep. 30, 2008 (2)	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
	(In thousands, except per share data)
Total revenues	$74,689	$126,134	$128,685	$109,031	$129,373	$146,426	$129,903	$101,659
Gross profit	$38,276	$59,688	$60,325	$51,242	$67,343	$76,550	$69,725	$57,461
Operating income (loss)	$(13,185)	$(164,960)	$(26,371)	$(11,521)	$620	$10,796	$(834)	$(8,289)
Net income (loss)	$(20,209)	$(154,220)	$(36,620)	$(4,678)	$58,730	$13,142	$198	$(5,884)
Basic net income (loss) per share(1)	$(0.40)	$(3.01)	$(0.71)	$(0.09)	$1.15	$0.26	$0.00	$(0.12)
Diluted net income (loss) per share(1)	$(0.40)	$(3.01)	$(0.71)	$(0.09)	$1.11	$0.26	$0.00	$(0.12)
Shares used in basic per share calculations(1)	51,018	51,231	51,707	51,445	50,991	49,863	49,600	49,442
Shares used in diluted per share calculations(1)	51,018	51,231	51,707	51,445	52,728	51,284	51,187	49,442

(1)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.
(2)	Net loss for the three months ended includes an impairment charge for goodwill and intangible assets totaling $167.6 million.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120  days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

Item 10—Directors, Executive Officers and Corporate Governance

The names of our executive officers and their ages as of December 31, 2008 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	63	President, Chief Executive Officer and Director
Karl Schneider	54	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	58	Senior Vice President, Business and Strategic Development

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

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”.

The information concerning whether we have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, is incorporated by reference to the section in our Proxy Statement entitled “Committee Charters and Other Corporate Governance Materials”.

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Director Nominations”.

The information concerning the audit committee of the Board of Directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled “Board Meetings and Committees”.

Item 11—Executive Compensation

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Executive Compensation”.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our Proxy Statement entitled “Principal Stockholders and Stock Ownership by Management” and “Equity Compensation Plan Information”.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item with respect to certain relationships and related transactions is incorporated by reference to the section of our Proxy Statement entitled “Certain Relationships and Related Transactions”.

The information required by this Item with respect to director independence is incorporated by reference to the sections of our Proxy Statement entitled “Directors” “Independence of the Board of Directors and its Committees”.

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements:

See Index to Consolidated Financial Statements at page 47 of this report.

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

(3)	Exhibits:

EXHIBIT LIST

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant					X

3.2	Amended Bylaws of the Registrant	10-K	000-27246	3.2	4/20/2007

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

*10.1	Form of Indemnity Agreement for officers and directors	SB-2	33-98630	10.4	12/14/1995

*10.2	2000 Nonstatutory Stock Option Plan					X

*10.3	Executive Retention and Severance Plan, as amended					X

*10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003

*10.5	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003

*10.6	Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003

*10.7	Outside Directors Compensation Policy	10-K	000-27246	10.7	2/29/2008

*10.8	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005

10.9	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/2005

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005

*10.11	Zoran Corporation 2005 Equity Incentive Plan, as amended, with forms of equity award agreements attached					X

*10.12	Zoran Corporation 2005 Outside Directors Equity Plan with forms of equity award agreements attached	10-K	000-27246	10.12	2/29/2008

†10.13	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek Inc.	10-Q	000-27246	10.54	05/10/2006

†10.14	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006

*10.15	1993 Stock Option Plan, as amended	10-K	000-27246	10.17	4/20/2007

*10.16	1995 Outside Directors Stock Option Plan	10-K	000-27246	10.18	4/20/2007

*10.17	Zoran Corporation 1995 Employee Stock Purchase Plan, as amended	8-K	000-27246	99.2	7/13/2006

*10.18	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors	10-K	000-27246	10.19	4/20/2007

10.19	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation	10-K	000-27246	10.20	4/20/2007

10.20	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006	10-K	000-27246	10.21	4/20/2007

*10.21	Description of 2008 Executive Officer Bonus Policy	10-K	000-27246	10.21	2/29/2008

*10.22	Amendments to Stock Option Agreements, between the Company and Levy Gerzberg, dated July 17, 2002 and February 11, 2008	10-K	000-27246	10.22	2/29/2008

*10.23	Amendment to Stock Option Agreements, between the Company and Karl Schneider, dated December 22, 2006	10-K	000-27246	10.23	2/29/2008

*10.24	Amendment of Stock Option Agreement, between the Company and Levy Gerzberg, dated December 22, 2006	10-K	000-27246	10.24	2/29/2008

10.25	Form of UBS AG Auction Rate Securities Rights Series C-2, expiring July 2, 2012	F-3ASR	333-153882	4.6	10/07/2008

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	Registrant’s acceptance of UBS offer as of October 16, 2008					X

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Constitutes a management contract or compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2009	ZORAN CORPORATION

	By:	/s/ LEVY GERZBERG
Levy Gerzberg,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEVY GERZBERG Levy Gerzberg	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ KARL SCHNEIDER Karl Schneider	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2009

/s/ UZIA GALIL Uzia Galil	Chairman of the Board of Directors	February 26, 2009

/s/ RAYMOND A. BURGESS Raymond A. Burgess	Director	February 26, 2009

/s/ JAMES D. MEINDL James D. Meindl	Director	February 26, 2009

/s/ JAMES B. OWENS James B. Owens, Jr.	Director	February 26, 2009

/s/ DAVID RYNNE David Rynne	Director	February 26, 2009

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	February 26, 2009

/s/ PHILIP M. YOUNG Philip M. Young	Director	February 26, 2009

EXHIBIT LIST

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant					X

3.2	Amended Bylaws of the Registrant	10-K	000-27246	3.2	4/20/2007

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

*10.1	Form of Indemnity Agreement for officers and directors	SB-2	33-98630	10.4	12/14/1995

*10.2	2000 Nonstatutory Stock Option Plan					X

*10.3	Executive Retention and Severance Plan, as amended					X

*10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003

*10.5	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003

*10.6	Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003

*10.7	Outside Directors Compensation Policy	10-K	000-27246	10.7	2/29/2008

*10.8	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005

10.9	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/2005

10.10	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005

*10.11	Zoran Corporation 2005 Equity Incentive Plan, as amended, with forms of equity award agreements attached					X

*10.12	Zoran Corporation 2005 Outside Directors Equity Plan with forms of equity award agreements attached	10-K	000-27246	10.12	2/29/2008

†10.13	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek, Inc	10-Q	000-27246	10.54	05/10/2006

†10.14	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006

*10.15	1993 Stock Option Plan, as amended	10-K	000-27246	10.17	4/20/2007

*10.16	1995 Outside Directors Stock Option Plan	10-K	000-27246	10.18	4/20/2007

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
*10.17	Zoran Corporation 1995 Employee Stock Purchase Plan, as amended	8-K	000-27246	99.2	7/13/2006

*10.18	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors	10-K	000-27246	10.19	4/20/2007

10.19	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation	10-K	000-27246	10.20	4/20/2007

10.20	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006	10-K	000-27246	10.21	4/20/2007

*10.21	Description of 2008 Executive Officer Bonus Policy	10-K	000-27246	10.21	2/29/2008

*10.22	Amendments to Stock Option Agreements, between the Company and Levy Gerzberg, dated July 17, 2002 and February 11, 2008	10-K	000-27246	10.22	2/29/2008

*10.23	Amendment to Stock Option Agreements, between the Company and Karl Schneider, dated December 22, 2006	10-K	000-27246	10.23	2/29/2008

*10.24	Amendment of Stock Option Agreement, between the Company and Levy Gerzberg, dated December 22, 2006	10-K	000-27246	10.24	2/29/2008

10.25	Form of UBS AG Auction Rate Securities Rights Series C-2, expiring July 2, 2012	F-3ASR	333-153882	4.6	10/07/2008

10.26	Registrant’s acceptance of UBS offer as of October 16, 2008					X

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Constitutes a management contract or compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.