Form 10-K/A
period 2008-12-31
ZORAN CORP \DE\
filed 2009-04-30
CIK 1003022

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of Exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2009, there were 51,183,007 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Zoran Corporation (“Zoran”) for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. Further, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment. Except as described above, we are not amending any other part of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors (the “Board”) consists of eight directors who will serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. The following table and related narrative set forth certain information regarding our directors and executive officers.

Name	Principal Occupation	Age	Director Since
Levy Gerzberg, Ph.D.	Our President and Chief Executive Officer	64	1981
Uzia Galil	Chairman and Chief Executive Officer of Uzia Initiative and Management Ltd.; our Chairman of Board	84	1983
Raymond A. Burgess	Consultant	50	2005
James D. Meindl, Ph.D.	Professor of Microelectronics, Georgia Institute of Technology	76	1986
James B. Owens, Jr.	Consultant	59	2003
David Rynne	Retired Senior Financial Executive	68	2003
Karl Schneider	Our Vice President, Finance and Chief Financial Officer	54
Isaac Shenberg	Our Senior Vice President, Business Development	59
Arthur B. Stabenow	Private Investor	70	1990
Philip M. Young	Managing Member, USVP Management Company LLC	69	1986

Levy Gerzberg was our co-founder in 1981 and has served as our President and Chief Executive Officer since December 1988 and as a director since 1981. Dr. Gerzberg also served as our President from 1981 to 1984 and as our Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to our co-founding, Dr. Gerzberg was Associate Director of Stanford University’s Electronics Laboratory. Dr. Gerzberg has over 25 years of experience in the high technology industry in the areas related to integrated circuits, software and systems utilizing digital signal processing in communication, consumer electronics and PC markets. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel (“Technion”).

Uzia Galil has been one of our directors since 1983 and has served as Chairman of the Board since October 1993. Mr. Galil currently serves as Chairman and Chief Executive Officer of Uzia Initiative and Management Ltd., a company specializing in the promotion and nurturing of new businesses associated with mobile communication, electronic commerce and medical informatics, which he founded in November 1999. From 1962 until November 1999, Mr. Galil served as President and Chief Executive Officer of Elron Electronic Industries Ltd. (“Elron”), an Israeli high technology holding company, where he also served as Chairman of the Board of Directors. From January 1981 until leaving Elron, Mr. Galil also served as Chairman of the Board of Directors of Elbit Ltd., an electronic communication affiliate of Elron, and as a member of the Board of Directors of Elbit Systems Ltd., a defense electronics affiliate of Elron and all other private companies held in the Elron portfolio. Mr. Galil currently serves as a director of Orbotech Ltd. and Partner Communications Ltd. From 1980 to 1990, Mr. Galil served as Chairman of the International Board of Governors of the Technion. Mr. Galil holds an M.S. in Electrical Engineering from Purdue University and a B.S. from the Technion. Mr. Galil has also been awarded an honorary doctorate in technical sciences by the Technion in recognition of his contribution to the development of science-based industries in Israel, an honorary doctorate in philosophy by the Weizmann Institute of Science, an honorary doctorate in engineering by Polytechnic University, New York, an honorary doctorate from the Ben-Gurion University of the Negev in Israel and the Solomon Bublick Prize Laureate from the Hebrew University of Jerusalem. Mr. Galil is also a recipient of the Israel Prize.

Raymond A. Burgess has been one of our directors since April 2005. Since February 2008, he has been a business consultant. From November 2006 to February 2008, Mr. Burgess served as President and Chief Executive Officer of TeraVicta Technologies Inc. (“TeraVicta”), a provider of broadband MEMS switches and modules. On February 25, 2008, TeraVicta filed a petition for bankruptcy under Chapter 7 of Title 11 of the United States Code. From November 2005 to September 2006, Mr. Burgess was Chief Executive Officer of Tao Group, a private software company engaged in the development and sale of embedded software to enable multimedia in consumer and mobile communications devices. From July 2004 to November 2005, Mr. Burgess was engaged as a consultant to companies in the semiconductor industry and related fields. From April 2004 to July 2004, Mr. Burgess served as Senior Vice President, Strategy, Marketing and Communications of Freescale Semiconductor, Inc. From September 2000 to March 2004, Mr. Burgess served as Corporate Vice President, Strategy, Marketing and Communications for the Semiconductor Products Sector of Motorola, Inc. (“Motorola”) and he held a variety of other executive positions during a 20 year career at Motorola.

James D. Meindl has been one of our directors since March 1986. Dr. Meindl has been the Joseph M. Pettit Chair Professor in microelectronics at Georgia Institute of Technology since November 1993. From September 1986 to November 1993, Dr. Meindl served as Provost and Senior Vice President of Academic Affairs at Renssalaer Polytechnic Institute. Prior to September 1986, Dr. Meindl was a professor of electrical engineering and Director of the Stanford Electronics Laboratory and Center for Integrated Systems at Stanford University. Dr. Meindl is also a director of SanDisk Corporation.

James B. Owens, Jr. has been one of our directors since May 2003. Since January 2005, Mr. Owens has been principally engaged as a consultant to companies in the semiconductor industry. From January 2002 to January 2005, Mr. Owens served as President and Chief Executive Officer and a director of Strasbaugh, a provider of semiconductor manufacturing equipment. From December 1999 to August 2001, Mr. Owens served as President and Chief Executive Officer of Surface Interface, a supplier of high-end metrology equipment to the semiconductor and hard disk markets. From August 1998 to December 1999, Mr. Owens served as President of Verdant Technologies, a division of Ultratech Stepper. Mr. Owens holds a B.S. in Physics from Stetson University, an M.S. in Management from the University of Arkansas and an M.S.E.E. from Georgia Institute of Technology.

David Rynne has been one of our directors since August 2003. Mr. Rynne is a retired senior financial executive with more than 35 years of experience in growing technology companies. Most recently, Mr. Rynne served as Chief Executive Officer of Receipt.com from July to December 1999 and as Vice President of Nortel Networks from August 1998 to June 1999. He served as Chief Financial Officer of Bay Networks from January 1997 to August 1998. Prior to joining Bay Networks, Mr. Rynne served as Chief Financial Officer at Tandem Computers from June 1983 to December 1996 and held a variety of financial management positions during an 18 year career at Burroughs Corporation. He is currently Chairman of the Board of Directors of Netfuel, Inc., a programmable network company, and serves on the Board of Directors of PD-LD, Inc., a fiber optic component company, and Synnex Corporation, an IT product distribution company.

Karl Schneider has served as our Vice President, Finance and Chief Financial Officer since July 1998, having joined us as Corporate Controller in January of that year. Prior to joining us, Mr. Schneider served as Controller for the Film Measurement and Robotics and Integrated Technologies divisions of KLA-Tencor and as Corporate Controller for SCM Microsystems, Inc. Prior to those positions, he served as Controller for Reply Corporation, Director of Finance for Digital F/X, and Controller for Flextronics. Mr. Schneider holds a B.S. in Business Administration from San Diego State University.

Isaac Shenberg has served as our Senior Vice President, Business Development since October 1998. Dr. Shenberg also served as Product Line Business Manager when he first joined us in August 1990 and as Vice President, Sales and Marketing from January 1995 until his promotion to his current position in 1998. Dr. Shenberg holds a Ph.D. in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from Technion, the Israel Institute of Technology.

Arthur B. Stabenow has been one of our directors since November 1990. Mr. Stabenow has been principally engaged as a private investor since January 1999. From March 1986 to January 1999, Mr. Stabenow was Chief Executive Officer of Micro Linear Corporation, a semiconductor company. Mr. Stabenow also serves as a director of Applied Micro Circuits Corporation.

Philip M. Young has been one of our directors since January 1986. Mr. Young has been a managing member of USVP Management Company LLC, a venture capital management company, since April 1990, and a general partner or managing member of the general partners of various venture capital funds managed by that company. Mr. Young is also a director of several private companies.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that our executive officers, directors and greater-than-10% stockholders complied with all applicable filing requirements.

Audit Committees

We have a separately-designated standing audit committee. The members of the Audit Committee are Messrs. Burgess, Owens, Rynne and Stabenow. Mr. Stabenow is Chairman of the committee. The Board has determined that Messrs. Burgess, Owens and Stabenow qualify as audit committee financial experts, as defined in the rules of the SEC, and are independent for purposes of the applicable rules of the Nasdaq Stock Market (“Nasdaq”) and the SEC.

Code of Business Conduct and Ethics

We have in place a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. This code is available on our website at http://www.zoran.com/Corporate-Governance. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by Nasdaq listing standards or applicable law.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This section contains our discussion and analysis of the principles underlying our executive compensation program, and the policies and decisions resulting in the amounts shown in the executive compensation tables that follow. This discussion is focused on our most senior and highly-compensated executives, sometimes referred to as named executive officers, who are identified in the Summary Compensation Table that follows. As used in this discussion, “Committee” or “Compensation Committee” means the Compensation Committee of the Board.

Objectives of Our Executive Compensation Program

Our compensation program for executive officers is designed to achieve the following objectives:

•	Attract and Retain Talent. Attract and retain individual executives we need to achieve our business plan.

•

Pay for Performance. Align executive compensation with company, business unit and individual performance measured annually through a cash incentive plan and over the longer term through an equity incentive plan.

•	Reinforce Culture of Ownership. Develop and reinforce a culture of ownership and entrepreneurial spirit among executive officers by linking compensation to our equity interests.

Design of our Executive Compensation Program

Our executive compensation program has four primary components, serving different purposes, as follows:

Component	Objective	Form
Base Salary	Provide generally competitive base compensation by reference to established benchmarks	Cash

Annual Cash-based Incentives	Incentivize and reward performance and achievements in a particular fiscal year	Cash

Equity Awards	Provide long-term incentives that focus executives on increasing long-term value for stockholders; retain executives through multi-year vesting periods	Stock options and restricted stock units

General Benefits	Provide generally competitive benefits package to employees generally	Employee stock purchase plan and other broad-based employee benefits

We view the primary components of executive compensation as related, and believe that compensation should not be derived entirely from one component, nor should compensation from one component necessarily reduce compensation from other components. Base salary is baseline cash compensation that is paid to executives throughout the year, regardless of our financial performance or stockholder returns. The Committee believes that base salary should provide executives with a predictable income sufficient to attract and retain strong talent in a competitive marketplace. We generally set executive base salaries at levels that we believe enable us to hire and retain individuals in a competitive environment and to compensate executives for satisfactory performance, regardless of performance relative to incentive compensation targets.

We use cash bonuses to reward performance achievements with a time horizon of one year or less, and stock options and other equity-based awards to reward our long-term performance. The Compensation Committee believes that these incentive awards serve to align the interests of executives with stockholder interests. We designed our executive cash incentive plan to reward our executive management for our achievement of key financial objectives and individual achievement of executive-specific objectives. We believe that, as is common among technology companies, stock options are a major element of compensation used to attract and retain senior executives. We have in the past granted restricted stock units as part of our executive compensation program, but have not done so since 2005.

Overview of the Executive Compensation Process

Our Compensation Committee makes all decisions regarding compensation (including salary and bonus levels and specific bonus and equity awards) for our executive officers, including our named executive officers.

Compensation Decision Timeline: Generally in the first quarter of each fiscal year, the Compensation Committee determines base salaries, incentive plan design and incentive plan performance goals for that fiscal year. The Committee also makes final determinations of whether our named executive officers earned incentive cash bonuses for the preceding fiscal year, based on the Committee’s review of our results for the year.

Decision Framework: Because the Committee considers the competitiveness of its executive compensation program a key objective of the program, it evaluates market information about the compensation of executive officers at similar-sized companies facing similarly complex business challenges. For 2008, the Committee reviewed compensation data for the following group of peer companies: Atheros Communications, Inc., Broadcom Corporation, Conexant Systems, Inc., Dolby Laboratories, Inc., DSP Group, Inc., Electronics for

Imaging, Inc., Marvell Technology Group LTD., Microsemi Corporation, Newport Corporation, nVidia Corporation, Omnivision Technologies, Inc., Sigma Designs, Inc., Silicon Image, Inc., Sirf Technology Holdings, Inc., Trident Microsystems, Inc., and Triquint Semiconductor, Inc. In addition, the Committee reviewed data from the Radford Semiconductor Companies survey (for companies with $200 million—$1 billion revenue), and the Radford All Companies survey to the extent the semiconductor industry survey does not have data for a particular position.

In setting compensation levels for our named executive officers, the Committee does not “benchmark” compensation against the market data described above. Rather, the Committee considers a number of factors in making its decisions, including the executive’s scope of responsibility, domain expertise, business knowledge and significance to our corporate objectives among other factors, and uses this market data simply as a general reference point. In general, we believe that our executives’ base salaries should be near the 50th percentile and that cash incentive target amounts should be near the 75th percentile, as compared with the base salaries or target bonuses for similar positions at our peer companies. The Committee may approve compensation of individual executives above or below this general guideline based upon the executive’s performance, position and experience, as well as external factors affecting our business and the market generally.

Decision Support. The Committee did not retain outside compensation consultants for 2008. Instead, the Committee reviewed the compensation data described above, which was collected and presented by our human resources group. At the Committee’s request, Committee meetings often include other directors and typically include, for all or a portion of each meeting, our Chief Executive Officer, Chief Financial Officer, Vice President, Human Resources, our Vice President, Legal, and our external counsel. The Committee evaluates the performance of the Chief Executive Officer each year and makes all decisions regarding salary adjustments, bonus payments and equity awards. For compensation decisions relating to executive officers other than our Chief Executive Officer, the Chief Executive Officer annually evaluates the performance of each member of the senior executive team other than himself. He makes recommendations to the Committee regarding salary adjustments for the current year, performance bonus payments and equity awards based on the Company’s performance and individual performance of each executive during the preceding year. The Committee, in its sole discretion, determines whether to accept, modify or reject any recommended adjustments or awards to the senior executives.

Our Compensation Committee has adopted no formal or informal policies or guidelines (except as described below) for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, our Compensation Committee’s philosophy is to make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior and to keep cash compensation to the minimum competitive level while providing the opportunity to be well rewarded through equity if we perform well over time.

Analysis of Compensation Program Components

Base Salary. In August 2008, our Compensation Committee determined that the base salary level for Mr. Gerzberg would be reduced by approximately 12.5 percent, and the base salary levels for each of our other named executive officers would be reduced by approximately 10 percent. In making this decision, the Compensation Committee considered the overall decline of the consumer electronics market, the general market environment and our year to date performance relative to our goals.

Annual Cash-Based Incentives. We use incentive bonuses to reward performance and achievements with a time horizon of approximately one year. The Committee generally establishes both target financial objectives and individual objectives each year so that the relative difficulty of achieving the objectives is roughly consistent from year to year. Over the past several years, the Company’s performance has exceeded the target level corporate objectives in some years and failed to achieve the objectives in others. The level of achievement of individual performance objectives has varied by individual in any given year, as well as by the named executive officers as a group from year to year.

For 2008, the Compensation Committee approved a performance-based cash bonus policy (“2008 Bonus Policy”) for our named executive officers. The 2008 Bonus Policy was designed to reward executives for our achievement of key financial objectives and individual achievement of more specific goals. The Compensation Committee set each executive’s target bonus, expressed as a percentage of base salary, and selected the financial targets, which were revenue and non-GAAP earnings per share. Under the 2008 Bonus Policy, the bonus for our Chief Executive Officer was based entirely on our performance, while the bonuses for our other named executive officers were to be determined 67% based on our performance and 33% based on the achievement of individual goals established by the Chief Executive Officer and approved by the Compensation Committee. Mr. Schneider’s individual goals for 2008 centered on improving and maintaining internal controls and financial reporting, ensuring effective management of legal matters and enhancing IT infrastructure and business processes. Dr. Shenberg’s individual goals for 2008 included identifying and supporting acquisition targets that would eventually result in non-linear growth, entry into new or related markets as well as collaboration across the organization on other infrastructure activities. The Compensation Committee also retained discretion to increase or decrease the final bonus amount awarded to the executive. In addition, the aggregate amount of the bonuses paid to our executive officers, general managers and vice presidents may not exceed 25% of the total bonuses paid for all of our employees. In all cases, the bonuses were contingent upon delivering positive non-GAAP net income for 2008.

The Compensation Committee believes that the largest portion of each bonus should be based on our executive officers’ success as a team and thus based on corporate financial goals. The Compensation Committee chose revenue and non-GAAP earnings per share as the performance measures because it believed that, as a “growth company,” we should reward revenue growth, but only if that revenue growth is achieved cost effectively. Likewise, the Compensation Committee believed a “profitable company” with little or no growth was not acceptable. Thus, the Compensation Committee considered the chosen performance metrics to be the best indicators of financial success and stockholder value creation. We define non-GAAP earnings per share, for bonus purposes, to mean our GAAP pre-tax earnings per share, adjusted to eliminate share-based compensation expenses, amortization of acquired intangible assets and income tax expense.

For 2008, the component of each executive’s bonus related to our performance was weighted 75% for non-GAAP earnings per share and 25% for revenue. For each performance metric, the executive could receive up to 120% of the target bonus amount attributable to that metric if we achieved 120% or more of the 2008 goal for that metric. The executive could receive between 80% and 120% of the bonus amount for each metric if we achieved between 80% and 120% of the performance goal. No bonus would be paid with respect to that metric if we did not achieve at least 80% of the performance goal for that metric.

Under the 2008 Bonus Policy, Dr. Gerzberg’s target bonus was 100% of base salary, Mr. Schneider’s target bonus was 70% of base salary, and Dr. Shenberg’s target bonus was 60% of base salary. In 2008, the financial targets for bonus purposes were a revenue target of $576.3 million and a non-GAAP earnings-per-share target of $1.06. Our actual performance for 2008 was less than 80% of the revenue and non-GAAP earnings per share targets. In addition, we did not achieve positive non-GAAP net income for 2008. Accordingly, no bonuses were paid to the named executive officers for 2008.

Equity Awards. The Compensation Committee uses equity awards primarily to motivate our named executive officers to focus on longer-term strategies to increase stockholder value, and secondarily to retain executive officers. We believe that in the technology sector equity awards are a major factor in attracting and retaining executive officers, while salary and bonus levels are generally secondary considerations. Equity awards foster attention to stock ownership and focus executives on increasing long-term stockholder value, aligning the interests of executives with those of our stockholders. Stock options in particular are performance-based, since their value depends entirely on an increase in the stock price above the option exercise price. As described below, our stock options are granted with an exercise price equal to the closing price of our common stock on the grant date. The vesting period for stock options granted to executives is four years, which encourages executive retention.

Our 2005 Equity Incentive Plan was approved by our stockholders and gives the Compensation Committee flexibility in structuring award grants for our executives that it believes will help promote high levels of performance and achievement of corporate goals, as well as encouraging the growth of stockholder value. Although we have granted awards of restricted stock units to our executives in the past, the Compensation Committee concluded in 2007 that stock options provide greater incentive value than restricted stock units, and we have used stock options as the sole form of equity incentive compensation in our 2007 and 2008 grant cycles. We expect to reassess the use of stock option grants, restricted stock units and other forms of equity incentives annually, seeking to balance the long-term incentive value with the dilution to our stockholders.

In determining the number of options to be granted to executive officers, the Compensation Committee takes into account: the individual’s position and scope of responsibility; the vesting period (and thus, retention value) remaining on the executive’s existing options; the executive’s ability to affect profitability and stockholder value; the individual’s historic and recent job performance; equity compensation for similar positions at comparable companies; and the value of stock options in relation to other elements of total compensation.

In April 2008, the Compensation Committee awarded stock options to each of our named executive officers. The Compensation Committee determined that the face value of each option grant (determined by multiplying the number of shares subject to the grant by the market price of our common stock at the time of grant) would be equal to a multiple of the executive’s base salary. After consideration of the factors identified above, the Compensation Committee determined that Mr. Gerzberg would be granted an option with a face value equal to approximately 3.5 times his base salary, and that the other named executive officers would be granted options with a face value equal to slightly more than two times the executive’s base salary. For more information on the options granted to our named executive officers in 2008, see the “Grants of Plan-Based Awards Table” and accompanying narrative below.

Stock Option Practices

In 2006, we adopted new policies governing stock option grants and other equity awards, including the following:

•	All awards including awards to executive officers are granted by the Compensation Committee or the Board.

•	Awards are generally considered at regularly scheduled quarterly meetings of the Compensation Committee or the Board, and actions approving award grants may not be taken by unanimous written consent.

•

Awards are generally granted effective as of the later of (i) the second trading day following our public announcement of our financial results for the preceding quarter or (ii) the date of the Compensation Committee or Board meeting.

•	The exercise price of stock options (or base price of stock appreciation rights) is the closing price of the Company’s common stock on the effective date of the grant, as reported by Nasdaq.

•	Key terms and conditions of awards are communicated to recipients promptly.

Severance and Change in Control Arrangements

We maintain an Executive Retention and Severance Plan (“Retention Plan”) in order to compensate our executive officers in the event of a termination of the executive’s employment following our change of control either by us without cause or by the executive for good reason. The purpose of the Retention Plan is to protect the interests of our executives while encouraging them to continue to fulfill our objectives during and following a change of control. We believe that the protections afforded under the plan help us recruit and retain executives and mitigate a potential disincentive for executives when they are evaluating our proposed acquisition, particularly when the services of the executive officers may not be required by the acquiring company. Because we believe that a termination by the executive for good reason is conceptually the same as a termination by us without cause, and because we believe that in the context of a change in control, potential acquirors would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, we believe it is appropriate to provide severance benefits in these circumstances.

In general, the severance benefits provided under the Retention Plan are determined as if the executive continued to remain employed by us for 18 months (or three years, in the case of the Chief Executive Officer) following their actual termination date. We believe the benefits provided under the Retention Plan provide an appropriate level of protection for our named executive officers and are consistent with those benefits offered by other companies with whom we compete for executive talent. For a detailed description of the benefits provided under the Retention Plan, please see the discussion under “Potential Payments upon Termination or Change in Control” below. Absent a change in control event, no executive officer is entitled upon termination to either equity vesting acceleration or cash severance payments. The Compensation Committee does not consider potential payments under the Retention Plan in determining other components of our executive compensation program.

Other Benefits

Executive officers are also eligible to participate in all of our respective local employee benefit plans, which may include medical, dental, vision, group life, employee assistance program, short term and long term disability, and accidental death and dismemberment insurance, our 401(k) plan or other such benefit plans, in each case on the same basis as other employees in that location. There were no special benefits or perquisites provided to any executive officer in 2008.

Tax and Accounting Considerations

We record cash compensation as an expense at the time the obligation is incurred. Historically, all cash compensation we have paid has been tax deductible for us. Under Section 162(m) of the Internal Revenue Code, compensation in excess of $1.0 million per year to our chief executive officer and certain other executive officers is not tax deductible to us unless certain requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options granted to our named executive officers as described above) satisfies the requirements for exemption from the $1.0 million deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of the Company’s tax deduction for compensation paid to the named executive officers for 2008 will be disallowed under Section 162(m). We account for equity compensation paid to our executives and employees under the rules of SFAS No. 123R, which requires us to estimate and record a non-cash expense over the vesting period of the equity compensation award.

Executive Compensation Tables

Summary Compensation Table - Fiscal 2006-2008

The following table summarizes the compensation earned during the years ended December 31, 2006, 2007 and 2008, by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Levy Gerzberg, Ph.D. President and Chief Executive Officer	2008	431,292	—	46,987	780,072	—	2,528	(2)	1,260,879
	2007	455,000	—	106,038	1,269,240	522,100	2,594		2,354,972
	2006	437,500	—	216,291	2,238,193	398,600	2,594		3,293,178

Karl Schneider Senior Vice President, Finance and Chief Financial Officer	2008	274,083	—	15,662	292,641	—	2,494	(2)	584,880
	2007	286,000	—	35,345	436,007	209,800	2,522		969,674
	2006	275,000	—	72,095	737,398	167,500	2,522		1,254,515

Isaac Shenberg, Ph.D. Senior Vice President, Business Development	2008	261,916	—	14,096	251,063	—	46,698	(3)	573,773
	2007	262,100	—	31,812	405,709	164,200	44,154		907,975
	2006	210,000	—	64,887	752,359	109,300	36,953		1,173,499

(1)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. No equity awards granted to our named executive officers were forfeited during 2008. Assumptions used in the calculation of these amounts for purposes of our financial statements for the years ended December 31, 2006, 2007 and 2008 are included in Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.
(2)	Represents matching contributions to the named executive officer’s 401(k) plan, and premiums paid by us with respect to term life insurance for the benefit of the named executive officer.
(3)	Consists of premiums paid under an Israeli insurance/pension policy that covers certain severance and other benefits totaling $30,982, payments towards the lease of an automobile totaling $11,757 and continuing education contributions totaling $3,959. For a description of the Israeli insurance/pension policy and continuing education contributions, please see the discussion under “Managers’ Insurance and Education Fund” below.

2008 Grants of Plan-Based Awards

The following table provides certain information concerning grants of options to purchase our common stock made to the named executive officers during the year ended December 31, 2008. The table also provides information with regard to cash bonuses awarded for 2008 under our performance-based, non-equity incentive plan to each named executive officer.

Name	Grant Date	Approval Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units ($)	All Other Option Awards: Number of Securities Underlying Options ($)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
			Threshold ($)	Target ($)	Maximum ($)
Levy Gerzberg, Ph.D.	N/A	N/A	$318,480	$398,100	$477,720	—	—	—	—
	4/23/2008	4/15/2008	—	—	—	—	115,000	$14.21	$843,190

Karl Schneider	N/A	N/A	$144,144	$180,180	$216,216	—	—	—	—
	4/23/2008	4/15/2008	—	—	—	—	42,000	$14.21	$307,948

Isaac Shenberg, Ph.D.	N/A	N/A	$111,339	$139,174	$167,008	—	—	—	—
	4/23/2008	4/15/2008	—	—	—	—	40,000	$14.21	$293,284

(1)	On April 15, 2008, the Compensation Committee approved option grants to our named executive officers, at an option exercise price per share equal to the closing price of our common stock on the second trading day after announcement of our final financial results for the quarter ended March 31, 2008 (which was April 23, 2008).
(2)	These columns reflect the threshold, target and maximum amounts for each named executive officer’s bonus opportunity for 2008. As reflected in the Summary Compensation Table above, no bonuses were paid to our named executive officers for 2008.

Description of Plan-Based Awards

Non-Equity Incentive Plan Awards

The material terms of the non-equity incentive plan awards reported in the above table are described in the Compensation Discussion and Analysis section above under the heading “Analysis of Compensation Program Components—Annual Cash-Based Incentives.”

Equity Incentive Plan Awards

Each of the equity incentive awards reported in the above table was granted under, and is subject to, the terms of the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. Awards granted under the plan are generally only transferable to a beneficiary of a named executive officer upon his death or, in certain cases, to family members for tax or estate planning purposes. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

Under the terms of the 2005 Equity Incentive Plan, if we undergo a change in control, outstanding awards granted under the plan will generally be assumed or otherwise continued by the successor entity or they will be cancelled in exchange for the right to receive a payment in connection with the change in control transaction. The Compensation Committee has discretion to provide for the vesting of outstanding awards to accelerate in connection with a change in control.

In addition, each named executive officer may be entitled to accelerated vesting of his outstanding equity-based awards under the Retention Plan upon certain terminations of employment in connection with our change in control. The terms of this accelerated vesting are described in the “Potential Payments upon Termination or Change in Control” section below.

Each option reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of our common stock on the grant date. For these purposes, and in accordance with our 2005 Equity Incentive Plan and our option grant practices as described in the “Compensation Discussion and Analysis” above, the fair market value is equal to the closing price of a share of our common stock on the applicable grant date.

Each option granted to our named executive officers in 2008 is subject to a four-year vesting schedule, with 25% of the option vesting on the first anniversary of the grant date and the remaining 75% of the option vesting in monthly installments over the three-year period thereafter. Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to our named executive officers in 2008 has a term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the named executive officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the named executive officer’s employment. The named executive officer will generally have three months to exercise the vested portion of the option following a termination of his employment for any reason. This period is extended to 12 months if the termination is a result of the named executive officer’s death or disability. In the case of the option granted to Mr. Gerzberg, the vested portion of the option will remain exercisable for the remainder of its term (or, if earlier, the date Mr. Gerzberg accepts a senior executive position with another company) if Mr. Gerzberg retires from his service on the Board. (For these purposes, “retirement” is defined as either Mr. Gerzberg’s voluntary resignation from the Board or the expiration of his term as a director after he has declined to stand for reelection, in either case if he has served continuously on the Board for at least two years.)

The options granted to named executive officers during 2008 do not include any dividend rights.

Outstanding Equity Awards at December 31, 2008

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2008, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Levy Gerzberg, Ph.D.	42,375	—	$14.6900	8/9/2012	(1)	—	—
	178,125	—	$14.6900	8/9/2012	(1)	—	—
	15,572	—	$24.7800	7/15/2013	(1)	—	—
	304,679	—	$24.7800	7/15/2013	(2)	—	—
	150,000	30,000	$13.5900	8/19/2015	(3)	—	—
	41,667	58,333	$19.7800	4/26/2017	(3)	—	—
	—	115,000	$14.2100	4/23/2018	(3)	—	—
	—	—	—	—		7,500	$51,225	(4)

Karl Schneider	45,000	—	$27.3333	7/28/2010	(1)	—	—
	11,563	—	$15.4700	9/19/2011	(1)	—	—
	8,437	—	$15.4700	9/19/2011	(1)	—	—
	43,750	—	$14.6900	8/9/2012	(1)	—	—
	31,250	—	$14.6900	8/9/2012	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(2)	—	—
	50,000	10,000	$13.5900	8/19/2015	(3)	—	—
	16,667	23,333	$19.7800	4/26/2017	(3)	—	—
	—	42,000	$14.2100	4/23/2018	(3)	—	—
	—	—	—	—		2,500	$17,075	(4)

Isaac Shenberg, Ph.D.	60,000	—	$27.3333	7/28/2010	(1)	—	—
	40,500	—	$10.3333	2/7/2011	(1)	—	—
	49,719	—	$11.5200	9/19/2011	(1)	—	—
	82,500	—	$12.3600	8/9/2012	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(2)	—	—
	45,000	9,000	$13.5900	8/19/2015	(3)	—	—
	12,750	17,850	$19.7800	4/26/2017	(3)	—	—
	—	40,000	$14.2100	4/23/2018	(3)	—	—
	—	—	—	—		2,250	$15,367	(4)

(1)	Option is immediately exercisable and vests over four years with 1/48th of the shares vesting each month.
(2)	Option is immediately exercisable and vests over four years, 25% of the shares vesting after one year, and 1/48th of the shares vesting each month thereafter.
(3)	Option vests over four years, with 25% vested and exercisable after one year, and 1/48th of the shares vesting each month thereafter.
(4)	Restricted stock unit award, vesting over four years with 25% of the units vested after one year and 1/16th of the units vesting each quarter thereafter. Market value based on the closing price of our common stock on December 31, 2008, which was $6.83.

2008 Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by named executive officers during 2008, and on the vesting of other stock awards during 2008 that were previously granted to the named executive officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Levy Gerzberg, Ph.D.	—	—	10,000	$105,875
Karl Schneider	—	—	3,333	$35,287
Isaac Shenberg, Ph.D.	—	—	3,000	$31,763

(1)	The dollar amounts shown in this column are determined by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common stock on the date of exercise and the exercise price of the options.
(2)	The dollar amounts shown this column are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of our common stock on the vesting date.

Potential Payments upon Termination or Change in Control

Change-in-Control Agreements

We maintain an Executive Retention and Severance Plan (“Retention Plan”) that provides for certain benefits for our executive officers and certain key employees in connection with our change in control. The Retention Plan provides that if, in the event of our change in control, the company acquiring us does not assume, continue or substitute for the outstanding stock options, stock appreciation rights or restricted stock units of the participants in the Retention Plan, then the vesting, exercisability and settlement of such awards will be accelerated in full immediately prior to, but conditioned upon, the consummation of the change in control.

The Retention Plan also provides for the payment of severance benefits to a participant who, within 18 months after a change in control, is terminated without cause or resigns as a result of good reason. Upon such termination, the participant would be entitled to a lump sum payment in an amount equal to the aggregate amount of his base salary and annual bonus for a period of 36 months in the case of the chief executive officer, and 18 months in the case of other executive officers. For these purposes, the annual bonus amount will equal the greater of (i) the participant’s aggregate bonus for the fiscal year immediately preceding the fiscal year of the change in control, (ii) the participant’s aggregate bonus for the fiscal year immediately preceding the fiscal year of the participant’s termination of employment, or (iii) the participant’s aggregate target bonus (assuming attainment of 100% of all applicable performance goals) for the fiscal year of the participant’s termination. We will also provide health (including medical and dental) benefits to the participant and his or her dependents and life insurance benefits to the participant, for 36 months in the case of the chief executive officer and 18 months in the case of other executive officers, at the same premium cost to the participant and coverage levels in effect at the time of termination. In addition, the participant’s outstanding equity awards will become fully vested and, in the case of stock options and stock appreciation rights, will generally remain exercisable for a period of one year after such termination. We will also indemnify the participant for claims or actions arising out of the participant’s services to us and will maintain directors’ and officers’ liability insurance for six years following the date of the participant’s termination. Finally, if the benefits described above or otherwise received by a participant in connection with a change in control would cause the participant to be subject to any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the payments under the Retention Plan will be automatically reduced if such reduction would result in a greater after-tax benefits to the participant.

A change in control is defined generally under the Retention Plan as a person becoming the beneficial owner of a majority of our outstanding shares or voting power, a merger resulting in the stockholders prior to the merger owning less than half of our voting power after the merger, sale of substantially all our assets, or a change in the composition of the majority of the Board over a two-year period.

Cause for termination would include certain acts by the executive of fraud, embezzlement or dishonesty, unauthorized use or disclosure of confidential information or trade secrets, or intentional misconduct adversely affecting our business. Good reason for an executive’s resignation would generally include a reduction in duties, salary, target bonus or benefits, or a relocation of more than 30 miles, in each case without the executive’s consent.

Other Termination Agreements

In December 1997, we issued an offer letter to Karl Schneider, pursuant to which, if Mr. Schneider’s employment with us is terminated, either by us or Mr. Schneider, for a reason other than “cause,” as such term is defined in the offer letter, the other party to the letter is entitled to three months notice; provided, however, that if Mr. Schneider accepts an offer of employment from another company while still employed with us, Mr. Schneider must notify us within 12 hours of acceptance of such offer, and we may terminate Mr. Schneider’s employment without providing advance notice.

Managers’ Insurance and Education Fund

We offer to make contributions on behalf of all of our full time Israeli employees, including Dr. Shenberg who is resident in Israel, to a fund known as Managers’ Insurance. This fund provides a combination of retirement plan, insurance and severance pay benefits to the employee, giving the employee or his or her estate payments upon retirement, disability or death and securing the severance pay, if legally entitled, upon termination of employment. Each full-time employee is entitled to participate in the plan, and each employee who participates contributes an amount equal to 5% of his or her salary to the retirement plan and we contribute between 13.33% and 15.83% of his or her salary (consisting of 5% to the retirement plan, 8.33% to secure severance payments and up to 2.5% for disability insurance). Under the retirement plan component of the Managers’ Insurance, all of our contributions and the contributions made by the employee are immediately vested and non-forfeitable upon contribution to the Managers’ Insurance.

We also provide all of our full-time Israeli employees, including Dr. Shenberg, with an education fund benefit. We contribute to the education fund an amount equal to 7.5% of the employee’s monthly salary and the employee contributes an additional amount equal to 2.5% of his or her monthly salary. The amounts contributed up to the legally recognized limit are available to the employee on a tax-free basis after the lapse of six years from the initial contribution.

Payments upon Termination without Cause, or With Good Reason, After a Change in Control

The following table presents the dollar value of payments and benefits upon a termination of employment of our named executive officers in the event of their termination without cause or resignation with good reason within 18 months following a change in control, assuming that termination took place on December 31, 2008.

Name	Cash Severance (Salary)	Cash Severance (Bonus)(1)	Continued Health Benefits	Acceleration of Equity Awards (2)	Total
Levy Gerzberg, Ph.D.	$1,194,300	$1,566,300	$45,647	$51,225	$2,857,472
Karl Schneider	$386,100	$314,700	$34,059	$17,075	$751,934
Isaac Shenberg, Ph.D.	$347,934	$246,300	$314	$15,367	$609,915

(1)	Bonus means the greater of (i) the aggregate of all bonuses earned by the participant (whether or not actually paid) for 2007, or (ii) the targeted bonus the participant would have earned (assuming attainment of 100% of all applicable performance goals) for 2008.

(2)	Represents the intrinsic value of accelerated restricted stock units, based upon the closing price of our common stock on December 31, 2008, which was $6.83. On December 31, 2008, each of the outstanding options held by our named executive officers had an exercise price that was greater than the closing price of our common stock on that date and, accordingly, no value is reported in the table above with respect to the acceleration of these options. As noted above, the Retention Plan also provides that the executive would be entitled to accelerated vesting of all outstanding equity awards if the successor entity did not assume the awards following our change in control.

DIRECTOR COMPENSATION

Cash Compensation

For serving as a member of our Board, each of our directors that is not employed by us or one of our subsidiaries (a “non-employee director”) receives an annual retainer of $20,000 and a fee of $2,000 for each Board meeting attended. Board committee chairs receive $2,500 per quarter, and other committee members receive $1,500 per quarter, and all committee members receive $750 for each committee meeting attended.

Stock Options

Upon appointment or election to the Board, each non-employee director receives an option to purchase 30,000 shares of our common stock, vesting in four equal annual installments. Thereafter, on the date following each annual meeting of stockholders, each incumbent non-employee director who was not appointed or elected in the previous year receives an option to purchase 15,000 shares of our common stock, vesting in full on the day preceding the next annual meeting of stockholders, subject to the director’s continued service through that date. The exercise price of each such option is the closing price of our common stock on the date of grant. These options expire after 10 years.

The following table provides information regarding all compensation for 2008 for each of our non-employee directors. The compensation paid to Dr. Gerzberg, who is also one of our employees, is presented below in the Summary Compensation Table and the related explanatory tables. Dr. Gerzberg is not entitled to receive additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)	All Other Compensation	Total
Uzia Galil	$48,500	$149,705	—	$198,205
Raymond A. Burgess	$47,500	$165,085	—	$212,585
James D. Meindl, Ph.D.	$44,500	$149,705	—	$194,205
James B. Owens, Jr.	$58,000	$149,705	—	$207,705
David Rynne	$44,000	$149,705	—	$193,705
Arthur B. Stabenow	$72,500	$149,705	—	$222,205
Philip M. Young	$48,500	$149,705	—	$198,205

(1)	These amounts reflect the dollar amount of expense recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123(R), with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. No equity awards granted to our non-employee directors were forfeited during 2008. Assumptions used in the calculation of these amounts for purposes of our financial statements for the years ended December 31, 2006, 2007 and 2008 are included in Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.
(2)

As described above, we granted each of our non-employee directors an option to purchase 15,000 shares of our common stock on June 13, 2008. Each of these options had a per-share exercise price of $13.50 and a grant date fair value (as determined under FAS 123R) of $104,485. At December 31, 2008, the following directors had outstanding options to purchase the number of shares of our common stock set forth following their respective names: Mr. Galil, 126,600 shares; Mr. Burgess, 75,000 shares; Dr. Meindl, 126,600 shares; Mr. Owens, 105,000 shares; Mr. Rynne, 131,733 shares; Mr. Stabenow, 152,850 shares; Mr. Young, 126,600 shares.

Director Stock Ownership Guidelines

The Board adopted stock ownership guidelines recommending minimum stock ownership levels for our non-employee directors. Holdings include our shares from all sources, including personal and trust holdings, restricted stock, restricted stock units, stock options and stock appreciation rights. The current members of the Board are each encouraged to own a number of shares of our common stock that have a value at least equal to three times the annual cash retainer paid for Board service. We recommend that new members of the Board comply with this guideline within three years of their initial election or appointment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee as of December 31, 2008 were Mr. Galil, Dr. Meindl and Mr. Stabenow. Mr. Galil is Chairman of the committee. The Board has determined that each of the members of the Compensation Committee is independent for purposes of the applicable rules of Nasdaq. No one who served on the Compensation Committee at any time during 2008 is or has been our executive officer or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2008.

COMPENSATION COMMITTEE REPORT*

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

Uzia Galil, Chairman
James Meindl, Ph.D.
Arthur B. Stabenow

*	SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain three compensation plans that provide for the issuance of Zoran common stock to officers and other employees, directors or consultants. These plans are the 2005 Directors Plan, the 1995 Purchase Plan (the “Purchase Plan”) and the 2005 Equity Incentive Plan, all of which have been approved by the stockholders. The Company previously maintained the 2000 Nonstatutory Stock Option Plan (“2000 Plan”), which was not approved by the stockholders and terminated in 2005, as well as other equity incentive plans under which the Company may no longer grant additional awards. The following table sets forth information regarding outstanding awards and shares reserved for future issuance under the foregoing plans as of December 31, 2008.

Equity Compensation Plan Information as of December 31, 2008

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	5,796,022	(1)	$17.93	(2)	5,107,687	(3)
Equity compensation plans not approved by stockholders(4)	2,539,428		$14.90		—

Total	8,335,450		$17.00		5,107,687

(1)	Of these shares, 3,115,523 were subject to outstanding options under the 2005 Equity Incentive Plan, 405,000 were subject to outstanding options under the 2005 Directors Plan, 2,240,099 were subject to outstanding options under prior plans no longer available for future award grants, and 35,400 were subject to outstanding and unvested restricted stock unit awards under the 2005 Equity Incentive Plan. This number of shares is presented after giving effect to the 452,122 shares purchased under the Purchase Plan for the purchase period that ended October 31, 2008.
(2)	This weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding restricted stock units.
(3)	Of the aggregate number of shares that remained available for future issuance, 3,538,935 were available under the 2005 Equity Incentive Plan, 195,000 were available under the 2005 Directors Plan, and 1,373,752 were available under the Purchase Plan. Subject to certain express limits of the 2005 Equity Incentive Plan and the 2005 Directors Plan, shares available for award purposes under these plans generally may be used for any type of award authorized under the plans including options, stock appreciation rights, and other forms of awards granted or denominated in shares of our common stock including, without limitation, stock bonuses, restricted stock, restricted stock units and performance shares. This table does not reflect the 600,000 additional shares that will be available under the 2005 Directors Plan if stockholders approve the 2005 Directors Plan proposal or the 3,000,000 additional shares that will be available under the Purchase Plan if stockholders approve the Purchase Plan proposal.
(4)	Consists of options outstanding under the 2000 Plan. We terminated the 2000 Plan effective July 29, 2005. However, outstanding options granted to employees and consultants pursuant to the 2000 Plan continue to be governed by the terms and conditions of the 2000 Plan. The material features of the 2000 Plan are described below.

Material Features of the 2000 Nonstatutory Stock Option Plan

The 2000 Plan was terminated effective July 29, 2005. The 2000 Plan provided for the grant of nonstatutory stock options to employees or consultants with exercise prices typically equal to (but not less than 85% of) the fair market value of our common stock on the date of grant. No current officer or other person whose eligibility would require stockholder approval of the 2000 Plan under any law or stock exchange rules was granted an option under the plan, except as permitted under Nasdaq Rule 4350(i)(1)(A)(iii). Under that rule, a company that assumes a pre-existing, stockholder-approved plan in a merger is permitted to use the share reserve under the assumed plan (after appropriate adjustment to reflect the merger) to issue options to any persons, including officers or directors, who were not employed by the company at the effective time of the merger, so long as the options are granted on or prior to the expiration date of the assumed plan. Such options may be issued under the assumed plan or any other plan maintained by the issuer. In our acquisition of Oak Technology, Inc. (“Oak”), we assumed the stockholder-approved stock option plans of Oak that were in effect immediately prior to the effective time of the merger with Oak. As a result, 2,832,210 shares that were available for issuance under those plans (as adjusted to reflect the merger) became available for issuance under the 2000 Plan until the termination of the 2000 Plan.

The 2000 Plan was administered by the Compensation Committee, which determined the optionees and the terms of the options granted, including exercise price and number of shares subject to the options granted. However, Dr. Gerzberg was authorized by the Board to grant options to non-executive officer employees to purchase up to 30,000 shares. Certain options granted under the 2000 Plan were fully exercisable from the date of grant, subject to our right to repurchase unvested shares at the original purchase price upon the optionee’s termination of service. Subject to the optionee’s continued service, the options generally vested at the rate of 1/4 of the shares on the first anniversary of the date of grant and at the rate of 1/48 of the shares on the last day of each of the next 36 calendar months thereafter. Options granted under the 2000 Plan had 10-year terms and terminate three months after the termination of service, except where service terminates due to the optionee’s death or permanent and total disability, in which case the option remains exercisable for one year after such termination but in no event beyond the expiration of the option’s term.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 27, 2009, information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and director-nominees, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. The number of shares beneficially owned by each individual stockholder is calculated on the basis of 51,183,007 shares of common stock outstanding as of April 27, 2009, provided that any additional shares of common stock issuable upon exercise of options that a stockholder has the right to acquire within 60 days after April 27, 2009 and settlement of restricted stock units are deemed to be outstanding and beneficially owned for the purpose of calculating that stockholder’s percentage beneficial ownership. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
FMR LLC and affiliated entities(2)	6,625,844	12.95%
Dimensional Fund Advisors, Inc.(3)	4,178,140	8.16%
BlackRock, Inc.(4)	3,959,045	7.74%
AXA Financial, Inc. and affiliated entities(5)	3,269,219	6.39%
Barclays Global Investors (Deutschland) AG(6)	2,634,631	5.15%
Levy Gerzberg, Ph.D.(7)	978,214	1.88%
Isaac Shenberg, Ph.D.(8)	525,485	1.02%
Karl Schneider(9)	453,000	*
Arthur B. Stabenow(10)	217,446	*
Uzia Galil(11)	158,173	*
Philip M. Young(12)	126,600	*
David Rynne(13)	131,733	*
James D. Meindl, Ph.D.(14)	128,620	*
James B. Owens, Jr.(15)	111,000	*
Raymond A. Burgess(16)	77,000	*
All directors and executive officers as a group (10 persons)(17)	2,907,271	5.41%

*	Less than 1%.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Based on information contained in a Schedule 13G/A filed by FMR LLC and Edward C. Johnson 3d (together, “FMR LLC”) with the SEC on February 17, 2009. FMR LLC controls several entities that hold our common stock as investment advisors. Fidelity Management & Research Company (“FMRC”) is the beneficial owner of 5,813,644 shares. One investment company, Fidelity Small Cap Value Fund (collectively with FMR LLC and FMRC, “FMR”), is the beneficial owner of 2,716,311 shares. Pyramis Global Advisors, LLC (“PGALLC”) is the beneficial owner of 475,000 shares. Pyramis Global Advisors Trust Company (“PGATC”) is the beneficial owner of 332,600 shares. FIL Limited (“FIL”) is the beneficial owner of 4,600 shares. FMR LLC has sole voting power with respect to 814,700 shares and sole dispositive power with respect to 6,625,844 shares. The address of FMR is 82 Devonshire Street, Boston, Massachusetts, 02109.
(3)	Based on information contained in a Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 9, 2009. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such securities. Dimensional Fund Advisors, Inc. acts as investment advisor or manager to certain investment companies, trusts and accounts, no one of which, to the knowledge of Dimensional Fund Advisors, Inc., owns more than 5% of the class. Dimensional Fund Advisors, Inc. has sole voting power with respect to 4,093,717 shares and sole dispositive power with respect to 4,178,140 shares. The address of Dimensional Fund Advisors, Inc. is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.
(4)

Based on information contained in a Schedule 13G filed by BlackRock, Inc. with the SEC on February 10, 2009. BlackRock, Inc. disclaims beneficial ownership of all such securities. BlackRock, Inc. is a parent holding company for several entities that hold our common stock as investment advisors. BlackRock, Inc. has shared voting and dispositive power with respect to 3,959,045 shares. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York, 10022.

(5)	Based on information contained in a Schedule 13G/A filed by AXA Financial, Inc., AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle and AXA (collectively, “AXA”) with the SEC on February 13, 2009. AXA disclaims beneficial ownership of all such securities. AXA, as a group, controls several entities that hold our common stock as investment advisors. AllianceBernstein L.P. has sole voting power with respect to 2,947,512 shares and sole dispositive power with respect to 3,266,512 shares. AXA Equitable Life Insurance Company has sole voting and dispositive power with respect to 2,707 shares. The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, New York, 10104. The address of AXA Assurances I.A.R.D Mutuelle and AXA Assurances Vie Mutuelle is 26, rue Drouot, 75009 Paris, France. The address of AXA is 25, avenue Matignon, 75008 Paris, France.
(6)	Based on information contained in a Schedule 13G filed by Barclays Global Investors (Deutschland) AG, Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited and Barclays Global Investors Australia Limited (collectively, “Barclays”) with the SEC on February 5, 2009. Barclays Global Investors (Deutschland) AG has sole voting power with respect to 2,439,995 shares and sole dispositive power with respect to 2,634,631 shares. Barclays Global Fund Advisors has sole voting power and sole dispositive power with respect to 1,337,086 shares. Barclays Global Investors, NA., has sole voting power with respect to 1,102,909 shares and sole dispositive power with respect to 1,297,545 shares. The address of Barclays Global Investors (Deutschland) AG is Apianstrasse 6, D-85774, Unterfohring, Germany. The address of Barclays Global Fund Advisors and Barclays Global Investors, NA., is 400 Howard Street, San Francisco, CA 94105.
(7)	Consists of 177,045 shares held directly, 796,169 shares issuable upon exercise of options and 5,000 shares issuable upon settlement of restricted stock units.
(8)	Consists of 11,273 shares held directly, 512,712 shares issuable upon exercise of options and 1,500 shares issuable upon settlement of restricted stock units.
(9)	Consists of 21,665 shares held directly, 429,668 shares issuable upon exercise of options and 1,667 shares issuable upon settlement of restricted stock units.
(10)	Consists of 64,596 shares held directly and 152,850 shares issuable upon exercise of options.
(11)	Includes 27,063 shares held by Mr. Galil and 4,510 shares held by Mr. Galil’s spouse. Mr. Galil may be deemed to be a beneficial owner of the shares held by his spouse, although Mr. Galil disclaims such beneficial ownership. Also includes options to purchase 126,600 shares of common stock.

(12)	Consists of 126,600 shares issuable upon exercise of options.
(13)	Consists of options to purchase 131,733 shares.
(14)	Includes 111 shares held jointly with Dr. Meindl’s spouse and 1,909 shares held by James and Frederica Meindl as trustees of the Meindl Trust dated February 4, 1972. Also includes options to purchase 126,600 shares.
(15)	Consists of 6,000 shares held directly and 105,000 shares issuable upon exercise of options.
(16)	Consists of 2,000 shares held directly and 75,000 shares issuable upon exercise of options.
(17)	Includes an aggregate of 2,591,099 shares issuable upon exercise of options and settlement of restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In 2008, we did not participate, and we are not currently participating, in any transaction or proposed transaction in which the amount involved exceeded $120,000 and in which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee reviews and approves all related persons transactions.

Director Independence

The Board has determined that Dr. Meindl and Messrs. Galil, Burgess, Owens, Rynne, Stabenow and Young are “independent directors” as defined under the rules of Nasdaq, as currently in effect.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to Zoran for the years ended December 31, 2007 and 2008 by PricewaterhouseCoopers LLP, our independent registered public accountant for the fiscal year ended December 31, 2008:

	2007	2008
Audit fees(1)	$1,608,292	$1,145,000
Audit-Related Fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	1,500	1,500

Total	$1,609,792	$1,146,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements. Audit fees also include fees related to PwC’s audit of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.
(2)	Audit-Related fees consist of fees not reported under the Audit fees section that are billed for professional services rendered for the audit or review of our consolidated annual financial statement and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	Other fees include fees for accounting library software and other miscellaneous services.

Our policy requires the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Management is responsible for reporting to the Audit Committee on a quarterly basis regarding expenditures for non-audit services made in accordance with this pre-approval.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

The following documents are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZORAN CORPORATION

Dated: April 30, 2009	/s/ KARL SCHNEIDER
Karl Schneider
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)