Form 10-Q
period 2009-03-31
ZORAN CORP \DE\
filed 2009-05-07
CIK 1003022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

As of May 5, 2009, there were outstanding 51,631,513 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$85,672	$110,643
Short-term investments	258,790	247,884
Accounts receivable, net	35,987	22,845
Inventories	33,843	37,365
Prepaid expenses and other current assets	28,683	25,549

Total current assets	442,975	444,286
Property and equipment, net	13,920	15,811
Deferred income taxes	34,168	37,045
Other assets	30,858	32,614
Long-term investments	37,425	37,425
Goodwill	4,197	4,197
Intangible asset, net	960	1,069

Total assets	$564,503	$572,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,065	$29,918
Accrued expenses and other current liabilities	38,132	36,134

Total current liabilities	77,197	66,052

Other long-term liabilities	26,212	26,985
Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2009 and December 31, 2008; 51,182,480 shares issued and outstanding as of March 31, 2009; and 51,171,241 shares issued and outstanding as of December 31, 2008	51	51
Additional paid-in capital	861,386	858,429
Accumulated other comprehensive loss	(2,678)	(2,472)
Accumulated deficit	(397,665)	(376,598)

Total stockholders’ equity	461,094	479,410

Total liabilities and stockholders’ equity	$564,503	$572,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Hardware product revenues	$55,961	$94,297
Software and other revenues	12,526	14,734

Total revenues	68,487	109,031

Costs and expenses:
Cost of hardware product revenues	35,998	57,789
Research and development	29,547	27,887
Selling, general and administrative	24,612	25,639
Amortization of intangible assets	109	9,237

Total costs and expenses	90,266	120,552

Operating loss	(21,779)	(11,521)
Interest income	2,622	4,511
Other income (expense), net	830	(698)

Loss before income taxes	(18,327)	(7,708)
Provision (benefit) for income taxes	2,740	(3,030)

Net loss	$(21,067)	$(4,678)

Net loss per share – basic and diluted	$(0.41)	$(0.09)

Shares used to compute basic and diluted net loss per share	51,176	51,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(21,067)	$(4,678)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,956	2,049
Amortization of intangible assets	109	9,237
Stock-based compensation expense	2,922	2,943
Deferred income taxes	492	(3,535)
Gain on sale of short-term investments	—	(95)
Changes in assets and liabilities:
Accounts receivable	(13,142)	3,166
Inventories	3,522	(15,610)
Prepaid expenses and other current assets and other assets	1,117	(252)
Accounts payable	9,147	(15,311)
Accrued expenses and other current liabilities and other long-term liabilities	1,225	(3,765)

Net cash used in operating activities	(13,719)	(25,851)

Cash flows from investing activities:
Purchases of property and equipment, net	(65)	(1,968)
Purchases of investments	(51,275)	(70,216)
Sales and maturities of investments	40,053	92,613

Net cash provided by (used in) investing activities	(11,287)	20,429

Cash flows from financing activities:
Proceeds from issuance of common stock	35	137

Net cash provided by financing activities	35	137

Net decrease in cash and cash equivalents	(24,971)	(5,285)
Cash and cash equivalents at beginning of period	110,643	97,377

Cash and cash equivalents at end of period	$85,672	$92,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the condensed consolidated financial statements reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.

Recent accounting pronouncements

In April 2009 the Financial Accounting Standards Board (“FASB”) issued three related FASB Staff Positions (FSP): (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4), (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. 115-2 and FSP No. 124-2), and (iii) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (FSP No. 107 and APB No. 28-1), which will be effective for interim and annual periods ending after June 15, 2009. FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP No. 115-2 and FSP No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP No. 107 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company is currently evaluating the impact of these Staff Positions on its consolidated financial statements.

Effective January 1, 2009, the Company adopted, FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP No. 157-1) and FSP No.157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP No. 157-2 was effective from the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) and SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51” (“SFAS No. 160”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows for the current period but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions the Company consummates after the effective date.

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (FSP No. 141R-1). FSP No. 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies after the effective date.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

2.	Stock-based compensation

Stock Option Plans

As of March 31, 2009, the Company had outstanding options for the purchase of 8,335,662 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Nonstatutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, the 1993 Stock Option Plan and other various plans the Company assumed as a result of acquisitions. As of March 31, 2009, 3,649,447 shares remained available for future grants and awards. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended March 31, 2009 and 2008 as recorded in accordance with SFAS 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cost of hardware product revenues	$111	$95
Research and development	1,303	1,159
Selling, general and administrative	1,508	1,689

Total costs and expenses	$2,922	$2,943

The income tax benefit for share-based compensation expense was $294,000 and $451,000 for the three months ended March 31, 2009 and 2008, respectively.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans Three Months Ended March 31,		Stock Purchase Plan Three Months Ended March 31,
	2009	2008	2009	2008
Average expected term (years)	5.6	5.3	1.25	1.46
Expected volatility	55%	55%	55%	52%
Risk-free interest rate	1.8%	2.7%	1.5%	4.8%
Dividend yield	0%	0%	0%	0%

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

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2009	8,300,050	$17.00
Granted	122,150	$6.30
Exercised	(6,531)	$5.26
Canceled	(80,007)	$15.92

Outstanding at March 31, 2009	8,335,662	$16.86

Significant option groups outstanding as of March 31, 2009 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at March 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at March 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 to $9.99	442,641	5.92	$6.89	$862	272,141	3.64	$6.95	$519
$10.00 to $11.99	850,777	5.08	$10.54	—	850,777	5.08	$10.54	—
$12.00 to $14.99	2,651,123	6.84	$13.85	—	1,212,791	4.28	$13.54	—
$15.00 to $19.99	2,506,093	6.14	$18.17	—	1,947,098	5.60	$17.76	—
$20.00 to $25.99	1,640,808	5.03	$23.84	—	1,520,184	4.77	$23.84	—
$26.00 to $46.53	244,220	1.55	$29.30	—	243,038	1.53	$29.31	—

Total	8,335,662	5.89	$16.86	$862	6,046,029	4.80	$17.40	$519

Of the 8,335,662 stock options outstanding as of March 31, 2009, the Company estimates that approximately 8,118,000 will fully vest over the remaining contractual term. As of March 31, 2009, these options had a weighted average remaining contractual life of 5.79 years, a weighted average exercise price of $16.91 and aggregate intrinsic value of $811,000.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three months ended March 31, 2009 and 2008 was $3.22 and $6.12 per share, respectively.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.80 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of March 31, 2009 was 230,000. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $14,000. There was no excess tax benefit realized by the Company for the three months ended March 31, 2009 and 2008 for option exercises due to the availability of non stock related net operating loss carry forwards which fully offset our taxable income.

As of March 31, 2009, the Company had $16,874,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated period of 2.55 years.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of March 31, 2009, there was $152,000 of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 2.42 years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2009	35,400	$11.40
Granted	—	$—
Released	(4,708)	$14.48
Forfeited	(650)	$8.29

Balances, March 31, 2009	30,042	$10.98

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. As of March 31, 2009, 1,373,752 shares were reserved and available for issuance under this plan.

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

As of March 31, 2009, the authorized amount that remains available under the Company’s stock repurchase program was $90.0 million. The Company retires all shares repurchased under the stock repurchase program. There was no repurchases in the three months ended March 31, 2009. The purchase price for the repurchased shares of the Company’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

3.	Comprehensive Loss

The following table presents the calculation of comprehensive loss as required by SFAS 130 “Reporting Comprehensive Income.” The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(21,067)	$(4,678)
Change in unrealized gain (loss) on securities available for sale, net of tax	(206)	(301)

Total comprehensive loss	$(21,273)	$(4,979)

The components of accumulated other comprehensive loss are unrealized gain (loss) on marketable securities, net of related taxes.

4.	Marketable Securities

The Company’s portfolio of available for sale securities as of March 31, 2009 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$200,801	$1,045	$(4,353)	$197,493
Auction rate securities	20,350	—	—	20,350
U.S. government and agency securities	31,023	83	(22)	31,084
Foreign and municipal bonds	7,345	—	(64)	7,281
Certificates of deposit	1,999	10	—	2,009

Total fixed income securities	261,518	1,138	(4,439)	258,217
Publicly traded equity securities	1,393	—	(820)	573

Total available for sale securities	$262,911	$1,138	$(5,259)	$258,790

The Company’s portfolio of available for sale securities as of December 31, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$175,194	$767	$(3,705)	$172,256
Auction rate securities	20,350	—	—	20,350
U.S. government and agency securities	45,413	187	—	45,600
Foreign and municipal bonds	7,341	29	(154)	7,216
Certificates of deposit	1,999	18	—	2,017

Total fixed income securities	250,297	1,001	(3,859)	247,439
Publicly traded equity securities	1,393	—	(948)	445

Total available for sale securities	$251,690	$1,001	$(4,807)	$247,884

The following table summarizes the maturities of the Company’s fixed income securities as of March 31, 2009 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$102,260	$101,387
Due in 1 to 2 years	77,165	76,249
Due in 2 to 5 years	61,743	60,231
Greater than 5 years*	57,775	57,775

Total fixed income securities	$298,943	$295,642

*	Comprised of auction rate securities (“ARS”), with a par value of $20.4 million with Wachovia Securities and $37.4 million with UBS, which have reset dates of 90 days or less but final expiration dates over 5 years. In October 2008, the Company received communications from Wachovia Securities indicating that Wachovia Securities expected to launch an offer to purchase ARS held by the Company beginning no later than June 10, 2009 and ending no later than June 30, 2009, at par value. The ARS with Wachovia Securities is classified as available for sale and included in short term investments as of March 31 2009 and December 31, 2008 as they are expected to be settled within one year from the balance sheet date.

In October 2008, the Company accepted an offer (the “UBS Offer”) from UBS AG (“UBS”), one of its investment managers. Under the UBS Offer, UBS issued to the Company Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle it to sell the Company’s eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the

Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The ARS with UBS are classified as trading securities and included in long-term investments as of March 31, 2009 and December 31, 2008 as the settlement is expected to occur after one year from the balance sheet date.

The Company holds its marketable securities, other than the ARS held with UBS, as available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and believes it has the ability to hold the securities until the full value is realized.

5.	Fair Value

Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

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

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$197,493	$—	$197,493
Auction rate securities	—	—	55,775	55,775
ARS Rights	—	—	2,000	2,000
U.S. government and agency securities	—	31,084	—	31,084
Foreign and municipal bonds	—	7,281	—	7,281
Certificates of deposit	—	2,009	—	2,009

Total fixed income securities	—	237,867	57,775	295,642
Publicly traded equity securities	573	—	—	573

Total	$573	$237,867	$57,775	$296,215

Amounts included in:

	Level 1	Level 2	Level 3	Total
Short-term investments	$573	$237,867	$20,350	$258,790
Long-term investments	—	—	37,425	37,425

Total	$573	$237,867	$57,775	$296,215

At March 31, 2009 and December 31, 2008, the Company held auction rate securities (“ARS”) with a par value of $57.8 million. The Company’s ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. The Company also holds Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle it to sell the Company’s eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximate the par value of the ARS.

The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the related ARS. The Company measures the ARS Rights at fair value under SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses are included in earnings in future periods. The Company expects that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS. The Company valued the ARS Rights using a discounted cash flow approach including estimates based on data available as of March 31, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Due to the current economic environment in which there is a lack of market activity for auction rate securities, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

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

The reconciliation of beginning and ending balances for auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2009	$55,775	$2,000
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2009	$55,775	$2,000

6.	Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Purchased parts and work in process	$17,809	$24,127
Finished goods	16,034	13,238

	$33,843	$37,365

7.	Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its annual impairment test of goodwill as of September 30, 2008 in accordance with Statement of Financial Accounting Standard No.142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is tested at the reporting unit level which is one level below the reportable segments. The Consumer segment has two reporting units – Home Entertainment and Mobile, and the Imaging segment has one reporting unit. As a result of this test, the Company determined that the carrying amounts for both of the Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge and an impairment charge for acquired intangibles during the three months ended September 30, 2008. There have been no significant changes in the underlying assumptions used for the Imaging segment as of March 31, 2009.

Components of Acquired Intangible Assets (in thousands):

	Life (Years)	March 31, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	13,572	(13,572)	—	13,572	(13,572)	—
Tradename and others	3-5	4,231	(3,271)	960	4,231	(3,162)	1,069

Total		$251,200	$(250,240)	$960	$251,200	$(250,131)	$1,069

Estimated future intangible amortization expense, based on current balances, as of March 31, 2009 is as follows (in thousands):

Remaining nine months of 2009	$326
Year ending December 31, 2010	435
Year ending December 31, 2011	199

$960

Goodwill by reporting units was as follows (in thousands):

	March 31, 2009	December 31, 2008
Consumer	$—	$—
Imaging	4,197	4,197

	$4,197	$4,197

8.	Income Taxes

The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on the Company’s ability to generate sufficient future taxable income. As of March 31, 2009, historical operating income and projected future profits represented sufficient positive evidence that $51.1 million of the Company’s deferred tax assets will more likely than not be realized. In certain material foreign jurisdictions, where future income is less certain, the company has recorded a valuation allowance against certain deferred tax assets until such time as it is more likely than not that those assets will be realized.

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

The provision for income taxes for the three months ended March 31, 2009 reflects the estimated annual tax rate applied to the year to date net earnings after the exclusion of a material foreign jurisdiction where the Company is unable to accurately project earnings for future periods. A separate tax calculation was done for that jurisdiction, which was included in the total provision for income taxes. As of December 31, 2008, the Company had $33.6 million of unrecognized tax benefits which have not materially changed during the current period and all of which would benefit the Company’s tax expense if realized in the future.

9.	Segment Reporting

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

Information about reported segment income or loss is as follows for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenues:
Consumer	$54,291	$88,372
Imaging	14,196	20,659

	$68,487	$109,031

Operating expenses:
Consumer	$77,846	$96,547
Imaging	12,311	14,768

	$90,157	$111,315

Contribution margin:
Consumer	$(23,555)	$(8,175)
Imaging	1,885	5,891

	$(21,670)	$(2,284)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Contribution margin from operating segments	$(21,670)	$(2,284)
Amortization of intangibles	109	9,237

Total operating loss	$(21,779)	$(11,521)

Zoran maintains operations in Canada, China, France, Germany, India, Israel, Japan, Korea, Taiwan, the United Kingdom and United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue from unaffiliated customers originating from:
China	$28,543	$39,560
Japan	13,156	21,888
Korea	7,603	15,013
Taiwan	11,549	19,978
United States	5,590	8,100
Other	2,046	4,492

Total revenues	$68,487	$109,031

For the three months ended March 31, 2009, three customers accounted for 15%, 12% and 11% of total revenues, respectively. For the same period in 2008 one customer accounted for 11% of total revenues.

As of March 31, 2009, four customers accounted for approximately 16%, 16%, 13% and 11% of total net accounts receivable, respectively, and as of December 31, 2008 four customers accounted for approximately 21%, 18%, 15% and 12% of the net accounts receivable balance, respectively.

10.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued.

The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net loss	$(21,067)	$(4,678)

Basic and diluted weighted average shares outstanding	51,176	51,445

Net loss per share:
Basic and Diluted	$(0.41)	$(0.09)

For the three months ended March 31, 2009 and 2008 outstanding options and restricted stock units totaling 8.2 million and 5.7 million shares, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

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

On October 8, 2008, the Company also filed a notice of arbitration with the International Center for Dispute Resolution under the BDA By-laws making allegations similar to those in the Antitrust Case and seeking an order granting the Company a license to DTS’s Blu-ray technology and requiring DTS to provide the Company with necessary DTS Blu-ray materials or their equivalent on FRAND terms and a finding that DTS materially breached the Blu-ray Disc Association By-Laws (the “Arbitration Proceeding”). On November 10, 2008, DTS filed its statement of defense and counterclaim in the Arbitration Proceeding in which DTS raised defenses to the Company’s claims and asserted that the Company had breached the BDA Bylaws by filing the Antitrust Case. On December 10, 2008, the Company filed its response denying the allegations made by DTS in its statement of defense and counterclaim. The arbitration hearing began on April 27, 2009, and additional arbitration hearing dates are scheduled periodically through June 2009.

On October 29, 2008, DTS filed a motion seeking an order referring the Company’s claims in the Antitrust Case to arbitration and dismissing the complaint in its entirety or, in the alternative, staying the District Court action pending the outcome of the arbitration. On January 20, 2009, the Court ordered all essentially FRAND-based issues referred to arbitration, denied the motion with respect to all non-arbitrable issues, and stayed the Antitrust Case pending the arbitrator’s decision on the FRAND issues. On February 12, 2009, DTS filed a notice of appeal of the Court’s order with the U.S. Court of Appeals for the Ninth Circuit. On March 6, 2009, DTS filed a motion to expedite the appeal, and on March 12, 2009, Zoran filed a motion to dismiss the appeal. Both motions have been fully briefed and the Court of Appeals’ decision is pending.

On November 21, 2008, DTS filed a complaint against the Company in the Superior Court for the State of California, County of Los Angeles, Northwest District (the “State Court Case”). In the State Court Case, DTS alleges fraud, breach of contract and unfair competition claims against the Company. On December 23, 2008, in response to DTS’s complaint, the Company filed a general denial and asserted affirmative defenses against DTS. The Company also filed a cross-complaint against DTS seeking declaratory relief. On January 22, 2009, DTS filed a general denial and asserted affirmative defenses in response to the Company’s cross-complaint. The Court has ordered the parties to complete a private mediation before July 15, 2009. Trial in the State Court Case currently is set for January 27, 2010.

By letter dated February 17, 2009, DTS’s counsel asserted a further claim that the Company has violated federal law, including Section 43(a) of the Lanham Act and Section 10(b) of the Securities Exchange Act of 1934, as well as unspecified state laws, by making false and misleading statements implying that it has, or shortly will have, a license to the Blu-ray technology, and that DTS has been damaged by such statements. The letter threatens further legal action by DTS. In subsequent correspondence, DTS’s counsel has repeated its claims that the Company has made false and misleading statements regarding these matters. The Company denies these additional allegations.

The Company intends to vigorously pursue all rights and remedies it may have against DTS and defend itself against allegations made by DTS in the currently pending proceedings as well as any additional proceedings that DTS may initiate.

Zoran Corporation v. Macrovision Solutions, Inc and Macrovision, Inc. (collectively, “Macrovision”). On December 3, 2008, Macrovision sent the Company a letter in which Macrovision alleged that the Company had breached a component supplier non-assertion and technical services agreement with Macrovision, demanded that the Company cure certain alleged breaches of the agreement and purported to terminate the agreement. On December 23, 2008, the Company sent Macrovision a letter stating, among other things, that the Company had not breached the agreement and refuting Macrovision’s purported termination of the agreement. The Company further advised Macrovision that it is the Company’s position that the agreement remains in full force and effect. The Company and Macrovision were unable to resolve this dispute through subsequent communications. Accordingly, on January 20, 2009, the Company filed a demand for arbitration with the American Arbitration Association seeking an order declaring that it has not breached its agreement with Macrovision and that the agreement has not been terminated. On February 18, 2009, Macrovision filed an answering statement and counterdemand in which it denied that the Company is entitled to any relief and asserted various affirmative defenses. In its counterdemand, Macrovision seeks an order declaring that it terminated the agreement and also alleges breaches of the agreement by the Company for which it seeks unspecified damages, costs and permanent injunctive relief. The parties subsequently agreed to transfer the arbitration to JAMS, Inc., and the initial case management conference is scheduled for May 21, 2009.

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

Let It Wave

On June 12, 2008, the Company completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, the Company acquired Let It Wave in an all-cash transaction valued at $24.0 million, including approximately $650,000 of transaction costs. The Company also agreed to make contingent payments up to $4.5 million in additional consideration, subject to the completion of certain milestones as well as continuous employment. The milestones were not achieved and thus there were no payments in relation to the milestones. The balance as of March 31, 2009, of $431,000 related to continuous employment will continue to be expensed as incurred through 2010.

The primary purpose of the acquisition was to obtain Let It Wave’s in-process development of a video frame rate conversion and image enhancement technology for flat panel televisions and other consumer electronics. By acquiring Let It Wave, the Company intends to deliver high performance image processing that enables artifact-free true-Motion Compensated Frame Rate Conversion (“MCFRC”) for flat panel televisions and other video consumer electronics products. Let It Wave is at least three months from completing the development of its MCFRC product and currently has no other products, revenues or a customer base. Upon completion of a finished product, the Company expects to market this technology for 120Hz LCD televisions within the Consumer group. The Company expects that the in-process technology will be successfully completed by the second quarter of 2009 with an estimated cost to complete of approximately $1.2 million.

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

The in-process research and development has not yet reached technological feasibility and has no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. Revenues from the incremental core technology are expected to commence in 2009. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. As of March 31, 2009, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

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

Although we experienced significant revenue growth in the DTV product line, some of our other product lines saw considerable revenue declines based on lower demand as a result of the global economic slowdown beginning in 2008. In response to the challenging economic environment we are taking steps to control costs while maintaining a strong balance sheet.

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

We also derive revenues from licensing our software and other intellectual property. Licensing revenues include one-time license fees and royalties based on the number of units distributed by the licensee. Quarterly licensing revenues can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under Statement of Position (SOP) 97-2, Software Revenue Recognition. In instances where we are unable to determine the fair value of our maintenance obligations, revenue for the entire arrangement is recognized ratably over the term of the arrangement. We recognize maintenance and support revenue ratably over the term of the arrangement. We also receive royalty revenues based on per unit shipments of products that include our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter after the sales are made by our licensee.

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

Income Taxes

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, due to economic changes in the global economy during 2008, we identified material foreign jurisdictions where it is no longer more likely than not that we will fully utilize our deferred tax assets, and continue to record a valuation allowance on the portion of their deferred tax assets which are dependent on future income to be realized.

Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2009 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. We are currently under a tax audit in Israel for tax years 2005 through 2007 and the California Franchise Tax Board for tax years 2005 and 2006. We believe that we have adequately provided for any potential assessments associated with these audits. It is possible that the amount of our liability for unrecognized income tax benefits may change within the next 12 months. In addition, our income tax expense could be affected as other events occur, income tax audits conclude or statutes of limitations expire. We cannot estimate at this time the range of possible variations in our tax expense.

Segments

Our products consist of application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, products. We also license certain software and other intellectual property. We operate in two operating segments – Consumer and Imaging. The Consumer group provides products for use in DVD players, recordable DVD players, standard and high definition digital television products, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes from the period to period (amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2009	2008	$	%
Revenues:
Hardware product revenues	$55,961	$94,297	$(38,336)	(40.7)%
Software and other revenues	12,526	14,734	(2,208)	(15.0)%

Total revenues	68,487	109,031	(40,544)	(37.2)%

Cost and expenses:
Cost of hardware product revenues	35,998	57,789	(21,791)	(37.7)%
Research and development	29,547	27,887	1,660	6.0%
Selling, general and administrative	24,612	25,639	(1,027)	(4.0)%
Amortization of intangible assets	109	9,237	(9,128)	(98.8)%

Total costs and expenses	90,266	120,552	(30,286)	(25.1)%

Operating loss	(21,779)	(11,521)	(10,258)	89.0%
Interest and other income (expense), net	3,452	3,813	(361)	(9.5)%
Provision (benefit) for income taxes	2,740	(3,030)	5,770	*

Net loss	$(21,067)	$(4,678)	$(16,389)	350.3%

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	64.3%	61.3%

*	not meaningful

Revenues

Total revenues were $68.5 million for the three months ended March 31, 2009 compared to $109.0 million for the three months ended March 31, 2008. Consumer segment revenues decreased by $34.1 million while Imaging segment revenues decreased by $6.4 million. Within the Consumer segment, revenues from DVD, Mobile and DTV products were down by $17.0 million, $14.5 million and $2.6 million, respectively. The decrease in Imaging segment revenues was due to a reduction in Imaging hardware product revenues of $5.5 million and a decrease in Imaging software and other revenues of $0.9 million. We believe that the recent worldwide economic downturn has adversely affected the markets that our customers serve, and we expect this impact may continue to reduce sales of our products until the economy begins to recover.

Hardware product revenues for the three months ended March 31, 2009 were $56.0 million compared to $94.3 million for the comparable period of the prior year. Hardware product revenues decreased $32.8 million in the Consumer segment and $5.5 million in the Imaging segment. Within the Consumer segment, hardware product revenues for DVD products decreased by $15.4 million, Mobile products decreased by $14.6 million and DTV products decreased by $2.8 million primarily as a result of lower unit shipments. The decrease in Imaging hardware product revenues was also primarily due to reduced unit shipments.

Software and other revenues were $12.5 million and $14.7 million for the three months ended March 31, 2009 and 2008, respectively. Software and other revenues decreased $1.3 million in the Consumer segment and $0.9 million in the Imaging segment. The decrease in the Consumer segment was primarily due to a $1.5 million decrease in royalty revenue from the Mediatek settlement which ended in the fourth quarter of 2008. The decrease in the Imaging segment was primarily due to decrease in royalty revenues from customers due to decreased unit shipments of products that include our software.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $36.0 million for the quarter ended March 31, 2009 compared to $57.8 million for the same period of 2008. The decrease in cost of hardware product revenues was primarily due to reduced unit shipments. The increase in hardware product costs as a percentage of hardware product revenues in 2009 versus 2008 was primarily a result of product mix – products with a higher percent of cost per revenue represented a greater proportion of products sold. Cost of hardware product revenues as a percentage of product revenue was also impacted by declines in average selling prices, particularly for our Mobile and DVD products.

Research and Development

Research and development expenses were $29.5 million for the three months ended March 31, 2009, compared to $27.9 million for the same period of 2008. The increase was primarily due to a $1.1 million increase as a result of the inclusion of the operations of Let It Wave which we acquired in June 2008; an increase from fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and continued investments in research and development in the consumer segment.

Selling, General and Administrative

Selling, general and administrative expenses were $24.6 million for the three months ended March 31, 2009, compared to $25.6 million for the same period of 2008. The decrease was primarily associated with reduced marketing efforts in certain areas along with cost control measures currently in place.

Amortization of Intangible Assets

During the three months ended March 31, 2009, we incurred charges of $0.1 million related to the amortization of intangible assets compared to $9.2 million of such charges for the three months ended March 31, 2008. The majority of our intangible assets became fully amortized in 2008. At March 31, 2009, we had approximately $1.0 million in net intangible assets acquired through the Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2011.

Interest Income

Interest income was $2.6 million for the three month period ended March 31, 2009, compared to $4.5 million for the same period of 2008. The decrease in interest income in 2009 was primarily due to lower average interest earned on our cash and short term investment balances due to declines in interest rates.

Other Income (Expense), net

Other income, net was $0.8 million for the three month period ended March 31, 2009, compared to an expense of $0.7 million for the same period of 2008. The increase in other income was primarily due to foreign currency remeasurement gains as a result of the strengthening in the value of the U.S. dollar in comparison to currencies in countries in which we operate.

Provision (Benefit) for Income Taxes

We recorded a tax provision of $2.7 million for the three month period ended March 31, 2009 compared to a tax benefit of $3.0 million for the three month period ended March 31, 2008. The provision for income taxes reported for the three months ended March 31, 2009 reflects the estimated annual tax rate applied to the year to date net income in our profitable jurisdictions, adjusted for discrete items which are fully recognized in the period they occur. In certain material foreign jurisdictions we have losses which we do not expect to benefit in 2009. In 2008 we anticipated that our year to date loss would be fully benefitted by the end of the year and accordingly we recognized a benefit on the year to date loss.

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

Liquidity and Capital Resources

At March 31, 2009, we had $85.7 million of cash and cash equivalents, $258.8 million of short term investments and $37.4 million of long term investments. At March 31, 2009, we had $365.8 million of working capital.

Cash used in operating activities was $13.7 million during the three months ended March 31, 2009. While we recorded a net loss of $21.1 million, this loss included non-cash items such as depreciation of $2.0 million, amortization of $0.1 million, stock-based compensation expense of $2.9 million and deferred income taxes of $0.5 million. Cash from changes in assets and liabilities was primarily due to increase in accounts payable, accrued expenses and other liabilities totaling $10.4 million due to timing of purchases and payments, decrease in inventories by $3.5 million due to shipments in the current quarter and decreases in prepaid expenses, other current assets and other assets by $1.1 million due to timing of payments. These changes were partially offset by an increase in accounts receivable by $13.1 million due to timing of shipments and collections.

Cash used by investing activities was $11.3 million during the three months ended March 31, 2009, principally reflecting the purchases of investments, net of proceeds from sales and maturities of investments.

Cash provided by financing activities during the three months ended March 31, 2008 was $35,000 and consisted of proceeds received from issuances of common stock through exercises of employee stock options.

Cash used in operating activities was $25.9 million during the three months ended March 31, 2008. While we recorded a net loss of $4.7 million, this loss included non-cash items such as amortization of $9.2 million, depreciation of $2.0 million and stock- based compensation expense of $2.9 million. Cash used in operations was primarily due to an increase in inventory by $15.6 million to meet the expected increase in demand for our products during our upcoming seasonally stronger quarters and decrease in accounts payable, accrued expenses and other liabilities totaling $19.1 million due to timing of payments. These changes were partially offset by a decrease in accounts receivable by $3.2 million due to the timing of collections and payments.

Cash provided by investing activities was $20.4 million during the three months ended March 31, 2008, principally reflecting the proceeds from sales and maturities of investments, net of purchases, of $22.4 million. This increase was partially offset by $2.0 million for the purchases of property and equipment.

Cash provided by financing activities during the three months ended March 31, 2008 was $137,000 and consisted of proceeds received from issuances of common stock through exercises of employee stock options.

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•	the levels at which we maintain inventories and accounts receivable;

•	the market acceptance of our products;

•	the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and technology roadmap;

•	acquisitions of businesses, products or technologies;

•	volume pricing concessions;

•	capital improvements;

•	technological advances;

•	the response of competitors to our products; and

•	our relationships with our suppliers and customers.

In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs.

To the extent that our existing resources and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private financings or borrowings. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations and would require us to make payments in service of this debt. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, refrain from acquisitions or take other measures which could harm our business, financial condition and operating results.

At March 31, 2009, we held ARS with a par value of $57.8 million and a fair value of $55.8 million. Our ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for most of our ARS failed beginning in the first quarter of 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes. However, due to the current financial market environment, we may be unable to sell these ARS which could restrict our liquidity.

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

We hold our marketable securities as trading and available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe we have the ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

We maintain an investment portfolio of various holdings, types, and maturities. See Note 4 to the Condensed Consolidated Financial Statements. We hold our marketable securities, other than the ARS held with UBS, as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe that we have the ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

We consider various factors in determining whether we should recognize an impairment charge for our fixed income securities and publicly traded equity securities, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

We account for our investment instruments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities other than the ARS with UBS are treated as “available-for-sale” under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, Note 11.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following description of the risk factors associated with our business includes any material changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the prices of our common stock.

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from economic slowdowns and general business conditions;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	the timing or cancellation of large customer orders;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	seasonality in demand for our products;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the cost and availability of adequate foundry capacity;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	financial instability as a result of problems with mortgage-related securities, liquidity of financial institutions, and credit market problems;

•	other conditions affecting the timing or size of customer orders;

•	changes in governmental regulations that could affect our products;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

•	reduced demand for consumer electronics products due to an economic slowdown;

•	liquidity constraints caused by failed auctions and lack of a liquid market for our auction rate securities;

•

tightened immigration controls that may adversely affect the residence status of key non-U.S. managers and technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities;

•	terrorism and international conflicts or other crises; or

•	further worsening or expansion of armed conflict in the Middle East which could adversely affect our operations in Israel.

These factors are difficult or impossible to forecast. We place orders with independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from our customers. This limits our ability to react to fluctuations in demand. If anticipated shipments in any quarter are canceled or do not occur as quickly as expected, or if we fail to foresee a technology change that could render a product obsolete, expense and inventory levels could be disproportionately high and we may incur charges for excess inventory, which would harm our gross margins and financial results. If anticipated license revenues in any quarter are canceled or do not occur, gross margins may be reduced.

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future and an economic slowdown could increase the seasonal decline in sales that we typically see in the first half of the calendar year or mitigate the typical increase in sales in the second half of the calendar year.

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in a given quarter may affect our ability to meet that quarter’s revenue forecast. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

The worldwide economic downturn and other adverse economic factors has reduced our sales and revenues, increased our expenses and hurt our profitability, results of operations and financial condition.

The current worldwide economic downturn has reduced and is likely to further reduce consumer spending on products made by our customers. Other factors, such as unemployment levels, inflation, deflation, fuel and energy costs, consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those made by our customers. Reduced sales by our customers could hurt our business by reducing demand for our products. Moreover, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers would reduce our immediate and future revenues. In addition, our expenses could rise due to, among others, fluctuations of the value of United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses would hurt our profitability and harm our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the worldwide economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future financial statements.

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

Our operating results may be harmed by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be harmed.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions. These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. The current worldwide economic downturn and the downturn in our industry has harmed our revenue and our results of operations. This downturn may be severe and prolonged, which may continue to harm our revenues, gross margins and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenue if we are unable to ship products to meet customer requirements.

The recent worldwide economic downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. This downturn could delay and/or lengthen sales cycles by causing U.S. and foreign businesses to slow or postpone spending on our products and services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a compounding negative impact on the results of our operations.

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

Our financial performance depends in large part on our ability to successfully develop and market next-generation and new products in a rapidly changing technological environment. If we fail to successfully identify new product opportunities and timely develop and introduce new products, obtain design wins, and achieve market acceptance, we may lose our market share and our future revenues and earnings may suffer.

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

Our existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, marketing, personnel, technological, market, distribution and other resources. These competitors may also have broader product lines and longer standing relationships with customers and suppliers than we have.

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek and Sunplus Technology Co. Ltd. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, MediaTek Inc., Novatech and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include Broadcom Corp., CoreLogic, MtekVision Co.Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, MediaTek and ST Microelectronics. Others who also participate in this market are Micronas, NXP and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

The DVD player market has slowed, and continued competition will lead to further price reductions and reduced profit margins. We also face significant competition in the digital imaging and digital camera markets. The future growth of both markets is highly dependent on OEMs continuing to outsource chip supply and an increasing portion of their product development work rather than doing it in-house. Many of our existing competitors, as well as OEM customers that are expected to compete with us in the future, have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. In addition, much of our future success is dependent on the success of our OEM customers. If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

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

Through our acquisition of Let It Wave in June 2008, we acquired a frame rate conversion technology that is currently under development. We plan to continue to invest in developing this technology and to make it available for customer integration in the future. There is no assurance, however, that we will be able to successfully develop this technology or that this new technology will be accepted by our customers. In addition, our competitors may develop a superior performance image processing technology and introduce it in the market before us. If we cannot successfully market and sell our new frame rate conversion technology, we will not be able to recoup our costs of acquiring Let It Wave or our development costs for this technology, and our financial results and ability to compete would be harmed.

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

We may not be able to make any such arrangement in a timely fashion or at all, and such arrangements, if any, may be expensive and may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Excess capacity could lead to write downs of excess inventory, which could harm our financial results. Such penalties may be expensive and could harm our financial results.

If our independent foundries do not achieve satisfactory yields, our relationships with our customers may be harmed.

The fabrication of silicon wafers is a complex process. Small levels of contaminants in the manufacturing environment, defects in photo masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial portion of the integrated circuits on a wafer to be non-functional. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. As a result, foundries often experience problems achieving acceptable yields, which are represented by the number of good integrated circuits as a proportion of the number of total integrated circuits on any particular wafer. Poor yields from our independent foundries would reduce our ability to deliver our products to customers, harm our relationships with our customers and harm our business.

We are dependent upon our international sales and operations; economic, political or military events in a country where we make significant sales or have significant operations could interfere with our success or operations there and harm our business.

During 2008 and the first quarter of 2009, 93% and 92%, respectively, of our total revenues were derived outside of North America. We moreover, anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. Substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to a variety of risks inherent in doing business internationally, including:

•	operating in new countries where we have limited or no experience;

•	unexpected changes in regulatory requirements;

•	fluctuations in exchange rates;

•	political and economic instability;

•	armed conflicts or other crises;

•	earthquakes, floods, health epidemics;

•	imposition of tariffs and other barriers and restrictions;

•	the burdens of complying with a variety of foreign laws; and

•	health risks in a particular region.

A material amount of our research and development personnel and facilities and a portion of our sales and marketing personnel are located in Israel. Political, economic and military conditions in Israel directly affect our operations. For example, increased violence or armed conflict in Israel or the Palestinian territories may disrupt travel and communications in the region, harming our operations there. Furthermore, some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually and may be called to active duty in a time of crisis. The absence of these employees for significant periods may cause us to operate inefficiently during these periods.

Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and may not be sustained. If Asia, particularly China, fails to continue its recent growth, or even contracts, this could harm our OEM and ODM customers based in Asia causing them to purchase fewer products from us for shipment to China, the rest of Asia and globally. In addition, Asia consumers may purchase fewer products sold by our OEM customers containing our products, and we may experience disruptions in our operations in Asia, which could harm our business and financial results.

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

We transact business and have operations worldwide. For example, international transactions account for a substantial majority of our sales; our semiconductor products are manufactured, assembled and tested outside of the United States, and in June 2008 we acquired a foreign corporation. Our global operations involve significant complexity and difficulties, including:

•	monitoring and complying with applicable laws and regulatory requirements;

•	staffing and managing global operations;

•	complying with statutory equity requirements; and

•	managing tax consequences.

Managing international operations is expensive and complex. If we are unable to manage the complexity of our global operations successfully and cost effectively, our financial performance and operating results could suffer.

Our business may be impacted by foreign exchange fluctuations.

Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency; our products may be less competitive in that country and our revenues may be adversely affected. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in U.S. dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations, which we may not be able to successfully manage.

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

We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ approximately 450 people. We also conduct a portion of our sales and marketing operations at our Haifa facility.

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

Our largest customers account for a substantial percentage of our revenues. For the three months ended March 31, 2009, three customers accounted for 15%, 12% and 11% of total revenues while sales to our ten largest customers accounted for 68% of our total revenues. In 2008, three customers accounted for 13%, 10% and 10% of our total revenues, respectively, and sales to our ten largest customers accounted for 64% of our total revenues. In 2007, one customer accounted for 13% of our total revenues, and sales to our ten largest customers accounted for 60% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of March 31, 2009, four customers accounted for approximately 16%, 16%, 13% and 11% of our net accounts receivable balance, respectively.

Our products generally have long sales cycles and implementation periods, which increases our costs in obtaining orders and reduces the predictability of our operating results.

Our products are technologically complex. Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems. As a result, our sales processes are often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products, depending on our product line, can range from three to twelve months. Longer sales cycles require us to invest significant resources in attempting to make sales and delay the generation of revenue. We incur costs related to such sales prior to, and even if we do not succeed in, any sale to a customer.

Long sales cycles also subject us to other risks, including customers’ budgetary constraints or insolvency, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers’ purchase decisions, which could harm our financial results in any given period.

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

We develop complex and evolving products. Despite testing by us, our manufacturers and customers, errors may be found in existing or new products. This could result in, among other things, a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to customers or could damage market acceptance of such products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

Regulation of our customers’ products may slow the process of introducing new products and could impair our ability to compete.

The Federal Communications Commission, or FCC, has broad jurisdiction over our target markets in the digital television and mobile phone business. Various international entities or organizations may also regulate aspects of our business or the business of our customers. Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation. For example, before they can be sold in the United States, advanced televisions and emerging interactive displays must be tested and certified by Underwriters Laboratories and meet FCC regulations. Accordingly, the effects of regulation on our customers or the industries in which our customers operate may in turn harm our business. FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products. In addition, our digital television business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on our suppliers or by the imposition of export restrictions on products that we sell internationally. Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and we have been party to a number of patent-related lawsuits, both as plaintiff and defendant. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Future litigation against us, if successful, could subject us to significant liability for damages, restrict or prohibit the sale of our products or invalidate our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

•	stop selling products that incorporate the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

•	pay damages; or

•	redesign those products that use such technology.

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms, we are restricted in or prevented from selling our products or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available on commercially reasonable terms or at all. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

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

Our future net income and cash flow will be affected by our ability to apply our net operating loss carryforwards, or (“NOLs”), against taxable income in future periods. Our NOLs totaled approximately $107.7 million for federal, $35.6 million for state and $109.8 million for foreign tax reporting purposes as of December 31, 2008. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances. Changes in tax laws in the United States or foreign jurisdictions may further limit our ability to utilize our NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

We review our goodwill and intangible assets for impairment, no less often than annually, when changes in circumstances indicate the carrying value may not be recoverable. A change in circumstances may be indicated, and the carrying value of our goodwill or intangible assets may be impaired (not be recoverable), where there are declines in our stock price and market capitalization, declines in expected future cash flows, or slower growth rates in our industry. When we performed our annual impairment test in 2008, we determined that goodwill and intangible assets related to our reporting units in the Consumer business segment were impaired and therefore recorded a charge of $167.6 million in 2008 for impairment of goodwill and intangible assets.

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

At the end of March 2009, we had $381.9 million in cash, cash equivalents and short-term and long-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

At March 31, 2009, we held auction rate securities (“ARS”) with a par value of $57.8 million. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in the first quarter of 2008, when sell orders exceeded buy orders. There can be no assurance that we will be able to dispose of our ARS at favorable pricing, or at all.

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

Our success depends to a significant degree upon the continuing contributions of our senior management. We do not have employment contracts with any of our key employees. Management and other employees may voluntarily terminate their employment with us at any time upon short or no notice. The loss of key personnel could delay product development cycles or otherwise harm our business. We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel, located in the United States and overseas. Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel. Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2009 and March 31, 2009, the sale prices of our common stock, as reported on the Nasdaq Stock Market, ranged from a low of $5.07 to a high of $9.31. The market price of our common stock is subject to significant fluctuations in the future in response to a variety of factors, including:

•	announcements concerning our business or that of our competitors or customers;

•	annual and quarterly variations in our operating results;

•	failure to meet our guidance or analyst estimates;

•	changes in analysts’ earnings estimates;

•	announcements of technological innovations;

•	the introduction of new products or changes in product pricing policies by Zoran or its competitors;

•	loss of key personnel;

•	proprietary rights or other litigation;

•	general conditions in the semiconductor industry; and

•	developments in the financial markets.

From time to time the stock market experiences extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may reduce the future market price of our common stock.

Item 6.	Exhibits

The information required by this Item is set forth on the Exhibit Index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: May 7, 2009	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	3.1	4/23/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X