Form 10-Q
period 2009-06-30
ZORAN CORP \DE\
filed 2009-08-05
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 3, 2009, there were outstanding 51,673,371 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$98,318	$110,643
Short-term investments	251,677	247,884
Accounts receivable, net	33,325	22,845
Inventories	41,752	37,365
Prepaid expenses and other current assets	25,463	25,549

Total current assets	450,535	444,286
Property and equipment, net	13,049	15,811
Deferred income taxes	32,933	37,045
Other assets	30,147	32,614
Long-term investments	37,250	37,425
Goodwill	4,197	4,197
Intangible asset, net	851	1,069

Total assets	$568,962	$572,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,601	$29,918
Accrued expenses and other current liabilities	36,115	36,134

Total current liabilities	84,716	66,052

Other long-term liabilities	27,059	26,985
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2009 and December 31, 2008; 51,660,589 shares issued and outstanding as of June 30, 2009; and 51,171,241 shares issued and outstanding as of December 31, 2008	51	51
Additional paid-in capital	867,796	858,429
Accumulated other comprehensive gain (loss)	849	(2,472)
Accumulated deficit	(411,509)	(376,598)

Total stockholders’ equity	457,187	479,410

Total liabilities and stockholders’ equity	$568,962	$572,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Hardware product revenues	$92,179	$113,606	$148,140	$207,903
Software and other revenues	10,543	15,079	23,069	29,813

Total revenues	102,722	128,685	171,209	237,716

Costs and expenses:
Cost of hardware product revenues	54,312	68,360	90,310	126,149
Research and development	27,476	30,797	57,023	58,684
Selling, general and administrative	36,852	24,260	61,464	49,899
Amortization of intangible assets	109	9,256	218	18,493
In-process research and development	—	22,383	—	22,383

Total costs and expenses	118,749	155,056	209,015	275,608

Operating loss	(16,027)	(26,371)	(37,806)	(37,892)

Interest income	2,430	3,265	5,052	7,776

Other income (expense), net	(247)	(434)	583	(1,132)

Loss before income taxes	(13,844)	(23,540)	(32,171)	(31,248)

Provision for income taxes	—	13,080	2,740	10,050

Net loss	$(13,844)	$(36,620)	$(34,911)	$(41,298)

Net loss per share – basic and diluted	$(0.27)	$(0.71)	$(0.68)	$(0.80)

Shares used to compute basic and diluted net loss per share	51,494	51,707	51,333	51,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(34,911)	$(41,298)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,700	4,032
Amortization of intangible assets	218	18,493
Stock-based compensation expense	6,032	6,584
In-process research and development	—	22,383
Deferred income taxes	129	6,440
Gain on sale of short-term investments	(32)	(115)
Changes in assets and liabilities:
Accounts receivable	(10,480)	343
Inventories	(4,387)	(11,611)
Prepaid expenses and other current assets and other assets	4,744	979
Accounts payable	18,683	(23,922)
Accrued expenses and other current liabilities and other long-term liabilities	55	(3,621)

Net cash used in operating activities	(16,249)	(21,313)

Cash flows from investing activities:
Purchases of property and equipment, net	(938)	(3,700)
Purchases of investments	(130,303)	(98,997)
Sales and maturities of investments	131,830	131,059
Acquisition of Let It Wave, net of cash acquired of $1,261	—	(22,767)

Net cash provided by investing activities	589	5,595

Cash flows from financing activities:
Proceeds from issuance of common stock	3,335	4,083

Net cash provided by financing activities	3,335	4,083

Net decrease in cash and cash equivalents	(12,325)	(11,635)

Cash and cash equivalents at beginning of period	110,643	97,377

Cash and cash equivalents at end of period	$98,318	$85,742

Supplemental cash flow information:
Cash payment for income taxes, net of refunds	$661	$965

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No.165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Company adopted SFAS No. 165. The Company evaluated subsequent events through the date and time the financial statements were issued on August 5, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”), (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2” and “FSP No. 124-2” respectively), and (iii) SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP No. 107” and “APB No. 28-1” respectively), which are effective for interim and annual periods ending after June 15, 2009. FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP No. 115-2 and FSP No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP No. 115-2 also enhances the disclosure requirements for both debt and equity securities. FSP No. 107 and APB No. 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The adoption of these FASB Staff Positions in the quarter ended June 30, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

Effective January 1, 2009, the Company adopted, FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”) and FSP No.157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS No. 157. FSP No. 157-2 was effective from the first quarter of fiscal 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

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

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141R-1”). FSP No. 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141R, and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies after the effective date.

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

2. Stock-based compensation

Stock Option Plans

As of June 30, 2009, the Company had outstanding options for the purchase of 9,312,792 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Nonstatutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and various other plans the Company assumed as a result of acquisitions. At its annual stockholders meeting held on June 26, 2009, the maximum number of shares available for award grant purposes that may be issued under the Company’s 2005 Outside Directors Equity Plan was increased by 600,000 shares. As of June 30, 2009, 2,865,246 shares remained available for future grants and awards under the 2005 Plan and the 2005 Outside Directors Equity Plan. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Company common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and six month periods ended June 30, 2009 and 2008 as recorded in accordance with SFAS 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of hardware product revenues	$95	$105	$206	$200
Research and development	1,155	1,305	2,458	2,464
Selling, general and administrative	1,860	2,231	3,368	3,920

Total costs and expenses	$3,110	$3,641	$6,032	$6,584

The income tax benefit for share-based compensation expense was $372,000 and $666,000 for the three and six month periods ended June 30, 2009. The income tax benefit for share-based compensation expense was $378,000 and $829,000 for the three and six month periods ended June 30, 2008.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average expected term (years)	5.7	5.5	5.6	5.4
Expected volatility	55%	54%	55%	54%
Risk-free interest rate	2.2%	3.2%	2.0%	3.0%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average expected term (years)	1.25	1.25	1.25	1.36
Expected volatility	56%	53%	55%	53%
Risk-free interest rate	1.4%	1.8%	1.4%	3.3%
Dividend yield	0%	0%	0%	0%

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

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2009	8,300,050	$17.00
Granted	1,210,170	$8.81
Exercised	(33,550)	$7.67
Canceled	(163,878)	$16.43

Outstanding at June 30, 2009	9,312,792	$15.98

Significant option groups outstanding as of June 30, 2009 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at June 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at June 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$ 0.00 to $ 9.99	1,423,996	8.60	$8.33	$3,661	269,767	3.52	$7.06	$1,037
$10.00 to $11.99	923,477	5.27	$10.57	403	833,477	4.76	$10.54	395
$12.00 to $14.99	2,619,598	6.51	$13.85	—	1,698,506	5.28	$13.68	—
$15.00 to $19.99	2,472,560	5.77	$18.17	—	2,003,377	5.30	$17.82	—
$20.00 to $25.99	1,629,010	4.76	$23.84	—	1,525,841	4.54	$23.84	—
$26.00 to $46.53	244,151	1.15	$29.30	—	243,220	1.13	$29.31	—

Total	9,312,792	6.06	$15.98	$4,064	6,574,188	4.82	$17.21	$1,432

Of the 9,312,792 stock options outstanding as of June 30, 2009, the Company estimates that approximately 9,025,379 will fully vest over the remaining contractual term. As of June 30, 2009, these options had a weighted average remaining contractual life of 5.96 years, a weighted average exercise price of $16.13 and aggregate intrinsic value of $3,665,000.

The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and six month periods ended June 30, 2009 was $4.70 and $4.55 per share, respectively. The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted during the three and six month periods ended June 30, 2008 was $7.31 and $7.28 per share, respectively.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.90 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of June 30, 2009 was 939,000. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2009 was $70,000 and $84,000 respectively. There was no excess tax benefit realized by the Company for the three and six month periods ended June 30, 2009 and 2008 for option exercises due to the availability of non-stock related net operating loss carry forwards which fully offset our taxable income.

As of June 30, 2009, the Company had $18,552,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated period of 2.86 years.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of June 30, 2009, there was $2,065,000 of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 3.71 years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2009	35,400	$11.40
Granted	277,800	$8.94
Released	(8,792)	$14.07
Forfeited	(2,530)	$8.77

Balances, June 30, 2009	301,878	$9.08

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the three month period ended June 30, 2009, 447,006 shares were purchased by employees under the terms of the plan at a weighted average price of $6.885 per share. At the Company’s annual stockholders meeting held on June 26, 2009, the maximum number of shares of common stock that may be issued under the Amended and Restated 1995 Employee Stock Purchase Plan was increased by 3,000,000 shares. As of June 30, 2009, 3,926,746 shares were reserved and available for issuance under this plan.

Stock Repurchase Program

In March 2008, the Company’s Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $100.0 million of outstanding shares of Company common stock. The amount and timing of specific repurchases under this program are subject to market conditions, applicable legal requirements and other factors, including management’s discretion. Repurchases may be in open-market transactions or through privately negotiated transactions, and the repurchase program may be modified, extended or terminated by the Board of Directors at any time. There is no guarantee of the exact number of shares that will be repurchased under the program.

As of June 30, 2009, the authorized amount that remains available under the Company’s stock repurchase program was $90.0 million. The Company retires all shares repurchased under the stock repurchase program. There were no repurchases in the three and six month periods ended June 30, 2009. The purchase price for the repurchased shares of the Company’s common stock is reflected as a reduction of common stock and additional paid-in capital.

3. Comprehensive Loss

The following table presents the calculation of comprehensive loss as required by SFAS 130 “Reporting Comprehensive Income.” The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(13,844)	$(36,620)	$(34,911)	$(41,298)
Change in unrealized gain (loss) on investments, net of tax	3,527	(1,599)	3,321	(1,900)

Total comprehensive loss	$(10,317)	$(38,219)	$(31,590)	$(43,198)

The components of accumulated other comprehensive loss are unrealized gain (loss) on marketable securities, net of related taxes.

4. Marketable Securities

The Company’s portfolio of available for sale securities as of June 30, 2009 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$214,333	$2,796	$(1,167)	$215,962
U.S. government and agency securities	28,624	84	(10)	28,698
Foreign and municipal bonds	5,520	18	—	5,538
Certificates of deposit	500	1	(1)	500

Total fixed income securities	248,977	2,899	(1,178)	250,698
Publicly traded equity securities	1,393	—	(414)	979

Total available for sale securities	$250,370	$2,899	$(1,592)	$251,677

The Company’s portfolio of available for sale securities as of December 31, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$175,194	$767	$(3,705)	$172,256
Auction rate securities	20,350	—	—	20,350
U.S. government and agency securities	45,413	187	—	45,600
Foreign and municipal bonds	7,341	29	(154)	7,216
Certificates of deposit	1,999	18	—	2,017

Total fixed income securities	250,297	1,001	(3,859)	247,439
Publicly traded equity securities	1,393	—	(948)	445

Total available for sale securities	$251,690	$1,001	$(4,807)	$247,884

The following table summarizes the maturities of the Company’s fixed income securities as of June 30, 2009 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$67,175	$67,636
Due in 1 to 2 years	86,344	87,366
Due in 2 to 5 years	95,458	95,696
Greater than 5 years*	37,250	37,250

Total fixed income securities	$286,227	$287,948

*	Comprised of auction rate securities (“ARS”), with UBS, which have reset dates of 90 days or less but final expiration dates over 5 years.

In October 2008, the Company accepted an offer (the “UBS Offer”) from UBS AG (“UBS”), one of its investment managers. Under the UBS Offer, UBS issued to the Company Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle the Company to sell its eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010.

In connection with its acceptance of the UBS Offer during the fourth quarter of 2008, the Company transferred its ARS from investments available-for-sale to trading securities in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The transfer to trading securities reflects management’s intent to exercise its ARS Rights during the period June 30, 2010 to July 2, 2012. Prior to its agreement with UBS, the Company classified the related ARS as investments available-for-sale. The ARS with UBS are included in long-term investments as of June 30, 2009 and December 31, 2008 as the settlement is expected to occur after one year from the balance sheet date.

The ARS with Wachovia Securities of $20.4 million as of December 31, 2008, classified as available for sale, were fully settled in June 2009.

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$37,393	$(1,091)	$11,208	$(76)	$48,601	$(1,167)
U.S. government and agency securities	3,005	(10)	—	—	3,005	(10)
Foreign and municipal bonds	—	—	—	—	—	—
Certificates of deposit	299	(1)	—	—	299	(1)

Total fixed income securities	40,697	(1,102)	11,208	(76)	51,905	(1,178)
Publicly traded equity securities	—	—	979	(414)	979	(414)

Total available for sale securities	$40,697	$(1,102)	$12,187	$(490)	$52,884	$(1,592)

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$101,003	$(2,238)	$6,013	$(1,467)	$107,016	$(3,705)
U.S. government and agency securities	—	—	—	—	—	—
Foreign and municipal bonds	2,407	(101)	1,300	(53)	3,707	(154)
Certificates of deposit	—	—	—	—	—	—

Total fixed income securities	103,410	(2,339)	7,313	(1,520)	110,723	(3,859)
Publicly traded equity securities	417	(810)	28	(138)	445	(948)

Total available for sale securities	$103,827	$(3,149)	$7,341	$(1,658)	$111,168	$(4,807)

The Company adopted FSP No. 115-2 effective April 1, 2009, which requires the other-than-temporary impairment (“OTTI”) for debt securities to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The unrealized losses on the Company’s investments in corporate notes and bonds is primarily limited to few securities in the financial sector caused by a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the demand for such securities. The Company holds its marketable securities, other than the ARS held with UBS, as available-for-sale and marks them to market. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and did not recognize any impairment charges on outstanding securities during the three and six month periods ended June 30, 2009.

5. Fair Value

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The Company values its investments based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

•

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 consists of publicly traded equity securities which are valued primarily using quoted market prices utilizing market observable inputs as they are traded in an active market with sufficient volume and frequency of transactions.

•

Level 2 - includes fixed income securities of the Company (other than auction rate securities) for which there are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar instruments in active markets, nonbinding market prices that are corroborated by observable market data, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets).

•

Level 3 - The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$215,962	$—	$215,962
Auction rate securities	—	—	35,250	35,250
ARS Rights	—	—	2,000	2,000
U.S. government and agency securities	—	28,698	—	28,698
Foreign and municipal bonds	—	5,538	—	5,538
Certificates of deposit	—	500	—	500

Total fixed income securities	—	250,698	37,250	287,948
Publicly traded equity securities	979	—	—	979

Total	$979	$250,698	$37,250	$288,927

Amounts included in:

	Level 1	Level 2	Level 3	Total
Short-term investments	$979	$250,698	$—	$251,677
Long-term investments	—	—	37,250	37,250

Total	$979	$250,698	$37,250	$288,927

At June 30, 2009 and December 31, 2008, the Company held ARS with a par value of $37.3 million and $57.8 million, respectively. The Company’s ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. The Company also holds Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle the Company to sell its eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximates the par value of the ARS.

The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the related ARS. The Company measures the ARS Rights at fair value under SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses are included in earnings in future periods. The Company expects that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS. The Company valued the ARS Rights using a discounted cash flow approach including estimates based on data available as of June 30, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Due to the current economic environment in which there is a lack of market activity for ARS, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

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

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2008	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in and/or out of Level 3	62,775	—

Balance at March 31, 2008	62,775	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(5,000)	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2008	57,775	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at September 30, 2008	57,775	—
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Receipt of ARS Rights	—	2,000
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2008	55,775	2,000
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2009	55,775	2,000
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(20,525)	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2009	$35,250	$2,000

6. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Purchased parts and work in process	$17,807	$24,127
Finished goods	23,945	13,238

	$41,752	$37,365

7. Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its annual impairment test of goodwill as of September 30, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is tested at the reporting unit level which is one level below the reportable segments. The Consumer segment has two reporting units – Home Entertainment and Mobile, and the Imaging segment has one reporting unit. As a result of this test, the Company determined that the carrying amounts for both of the Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge and an impairment charge for acquired intangibles during the three and nine month periods ended September 30, 2008. The impairment charge was associated with an extended decline in the market capitalization of the Company at September 30, 2008 combined with a decline in the Company’s forecasted business outlook due to the weakened macroeconomic environment at that time. That global economic downturn still exists today resulting in reduced consumer spending which continues to impact our revenues. This impact was reflected in the Company’s results of operations as noted by declines in its revenues and operating profit since the fourth quarter of 2008 compared to the prior year. The Company currently anticipates that the global economic downturn will continue to impact its revenues for the remainder of 2009. There have been no significant changes in the underlying assumptions used for the Imaging segment as of June 30, 2009.

Components of Acquired Intangible Assets (in thousands):

		June 30, 2009			December 31, 2008
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	13,572	(13,572)	—	13,572	(13,572)	—
Tradename and others	3-5	4,231	(3,380)	851	4,231	(3,162)	1,069

Total		$251,200	$(250,349)	$851	$251,200	$(250,131)	$1,069

Estimated future intangible amortization expense, based on current balances, as of June 30, 2009 is as follows (in thousands):

Remaining six months of 2009	$217
Year ending December 31, 2010	435
Year ending December 31, 2011	199

$851

Goodwill by reporting units was as follows (in thousands):

	June 30, 2009	December 31, 2008
Consumer	$—	$—
Imaging	4,197	4,197

	$4,197	$4,197

8. Other Long-Term Liabilities

The following is a summary of other long term liabilities as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Severance obligations (see note below)	$14,725	$14,762
Income tax liability	9,156	9,197
Deferred rent	1,633	1,475
Other long term payable	1,545	1,551

	$27,059	$26,985

Severance obligations represent a liability for the Company’s employees in certain foreign locations, primarily $14.0 million at June 30, 2009 and December 31, 2008, respectively for employees in Israel. Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees hired before January 1, 2007, is calculated based on the monthly salary of each employee multiplied by the years of such employee’s employment and is partially funded by the purchase of insurance policies in the name of the employees. For the employees hired after January 1, 2007, the liability is equal to the total funds accumulated in the insurance policies purchased in the name of the employee. The severance pay liability is reflected in other long-term liabilities on an accrual basis based on the amount the employee is entitled to if the employee separates immediately. The surrender value of the insurance policies of $13.2 million and $12.6 million at June 30, 2009 and December 31, 2008, respectively, is recorded in other assets in the condensed consolidated balance sheets. The unfunded portion, net of accrued severance pay was $0.8 million and $1.4 million, as of June 30, 2009 and December 31, 2008, respectively.

9. Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the fourth quarter of fiscal year 2008, the Company’s operating results in one material foreign jurisdiction changed from 3 year positive cumulative earnings to 3 year negative cumulative earnings. The cumulative three-year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence the Company considered at that time included projections of future losses, the historic volatility of the semiconductor industry and the highly competitive nature of the DTV, DVD and Mobile markets in which the Company operates. Positive evidence considered by the Company in its assessment at that time included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in Company’s history. After considering both the positive and negative evidence for the fourth quarter of fiscal year 2008, the Company determined that it was no longer more-likely-than-not that it would realize the full value of certain foreign jurisdiction deferred tax assets. As a result, the Company recorded a valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. It is possible that the Company will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in that jurisdiction. As of June 30, 2009 the evidence for that jurisdiction remains substantially the same.

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

The provision for income taxes for the three and six month periods ended June 30, 2009 reflects the estimated annual tax rate applied to the year to date net earnings. As of December 31, 2008, the Company had $33.6 million of unrecognized tax benefits which have not materially changed during the current period and all of which would benefit the Company’s tax expense if realized in the future.

10. Segment Reporting

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

Information about reported segment income or loss is as follows for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Consumer	$90,515	$108,822	$144,806	$197,194
Imaging	12,207	19,863	26,403	40,522

	$102,722	$128,685	$171,209	$237,716

Operating expenses:
Consumer	$107,670	$108,926	$185,516	$205,473
Imaging	10,970	14,491	23,281	29,259

	$118,640	$123,417	$208,797	$234,732

Contribution margin:
Consumer	$(17,155)	$(104)	$(40,710)	$(8,279)
Imaging	1,237	5,372	3,122	11,263

	$(15,918)	$5,268	$(37,588)	$2,984

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Contribution margin from operating segments	$(15,918)	$5,268	$(37,588)	$2,984
Amortization of intangible assets	109	9,256	218	18,493
In-process research and development	—	22,383	—	22,383

Total operating loss	$(16,027)	$(26,371)	$(37,806)	$(37,892)

The Company maintains operations in Canada, China, France, Germany, India, Israel, Japan, Korea, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and six month periods ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues from unaffiliated customers originating from:
China	$49,873	$54,945	$78,416	$94,505
Japan	14,233	18,353	27,389	40,241
Korea	9,492	15,816	17,095	30,829
Taiwan	22,474	27,171	34,023	47,149
United States	4,670	8,550	10,260	16,650
Other	1,980	3,850	4,026	8,342

Total revenues	$102,722	$128,685	$171,209	$237,716

For the three months ended June 30, 2009, three customers accounted for 22%, 11% and 10% of total revenues, respectively. For the six months ended June 30, 2009, three customers accounted for 19%, 11% and 11% of total revenues, respectively. For the three and six month periods ended June 30, 2008, three customers accounted for 11%, 11% and 10% of total revenues, respectively.

As of June 30, 2009, three customers accounted for approximately 29%, 13% and 12% of net accounts receivable, respectively, and as of December 31, 2008 four customers accounted for approximately 21%, 18%, 15% and 12% of the net accounts receivable, respectively.

11. Net Loss Per Share

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

The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(13,844)	$(36,620)	$(34,911)	$(41,298)

Basic and dilutive weighted average shares outstanding	51,494	51,707	51,333	51,576

Net loss per share:
Basic and Diluted	$(0.27)	$(0.71)	$(0.68)	$(0.80)

For the three month periods ended June 30, 2009 and 2008, outstanding options and restricted stock units totaling 8.6 million and 6.9 million shares, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

For the six month periods ended June 30, 2009 and 2008, outstanding options and restricted stock units totaling 8.6 million and 6.3 million shares, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

12. Commitments and Contingencies

Legal Proceedings

Zoran Corporation v. DTS, Inc. On October 8, 2008, the Company filed a complaint against DTS, Inc. in the U.S. District Court for the Northern District of California, alleging violations of Section 2 of the Sherman Act and patent misuse (the “Antitrust Case”). The complaint alleged that DTS wrongfully acquired and maintained monopoly power in the relevant markets in the manner in which it caused its patented high-definition audio decompression technology to be adopted as part of the Blu-ray Disc standard. The complaint further alleged that, having wrongfully acquired monopoly power in the relevant markets, DTS refused to license its technology to the Company and others on fair, reasonable and nondiscriminatory, or FRAND, terms as required by its membership in the Blu-ray Disc Association (the “BDA”). The complaint sought treble damages, in an amount to be determined, an order enjoining DTS from monopolizing and attempting to monopolize the United States markets for Blu-ray Disc technology and an order declaring that DTS’s relevant patents are unenforceable by reason of misuse.

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

On November 21, 2008, DTS filed a complaint against the Company in the Superior Court for the State of California, County of Los Angeles, Northwest District (the “State Court Case”). In the State Court Case, DTS alleges fraud, breach of contract and unfair competition claims based on allegations that the Company improperly disseminated DTS’ technology to unlicensed distributors and equipment makers, made affirmative misstatements, including representations that it would sell decoder chips only to DTS-licensed CEMs and failed to report sales of DTS decoder chips to non-licensed CEMs. In the State Court Case complaint, DTS sought damages in an unspecified amount and injunctive relief. On December 23, 2008, in response to DTS’s complaint, the Company filed a general denial, denying all of DTS’ allegations, and asserted affirmative defenses against DTS. The Company also filed a cross-complaint against DTS seeking declaratory relief. On January 22, 2009, DTS filed a general denial and asserted affirmative defenses in response to the Company’s cross-complaint.

By letter dated February 17, 2009, DTS’s counsel asserted a further claim that the Company had violated federal law, including Section 43(a) of the Lanham Act and Section 10(b) of the Securities Exchange Act of 1934, as well as unspecified state laws, by making false and misleading statements implying that it has, or shortly will have, a license to the Blu-ray technology, and that DTS has been damaged by such statements. The letter threatens further legal action by DTS. In subsequent correspondence, DTS’s counsel repeated its claims that the Company has made false and misleading statements regarding these matters. The Company denied these additional allegations.

On June 18, 2009, the Company and DTS entered into an agreement settling all of the pending litigation and claims between the parties. In connection with the settlement, the Company obtained a license to DTS’s technologies required for the use of DTS’s Blu-ray Disc technology.

Zoran Corporation v. Macrovision Solutions, Inc and Macrovision, Inc. (collectively, “Macrovision”). On December 3, 2008, Macrovision sent the Company a letter in which Macrovision alleged that the Company had breached a component supplier non-assertion and technical services agreement with Macrovision, demanded that the Company cure certain alleged breaches of the agreement and purported to terminate the agreement. On December 23, 2008, the Company sent Macrovision a letter stating, among other things, that the Company had not breached the agreement and refuting Macrovision’s purported termination of the agreement. The Company further advised Macrovision that it is the Company’s position that the agreement remains in full force and effect. The Company and Macrovision were unable to resolve this dispute through subsequent communications. Accordingly, on January 20, 2009, the Company filed a demand for arbitration with the American Arbitration Association seeking an order declaring that it has not breached its agreement with Macrovision and that the agreement has not been terminated. On February 18, 2009, Macrovision filed an answering statement and counterdemand in which it denied that the Company is entitled to any relief and asserted various affirmative defenses. In its counterdemand, Macrovision seeks an order declaring that it terminated the agreement and also alleges breaches of the agreement by the Company for which it seeks unspecified damages, costs and permanent injunctive relief. The parties subsequently agreed to transfer the arbitration to JAMS, Inc., and the arbitration hearing is scheduled to begin on September 14, 2009.

The Company intends to vigorously pursue all rights and remedies it may have against Macrovision and defend itself against allegations made by Macrovision in these proceedings.

Indemnification Obligations

The Company’s Amended and Restated Bylaws require the Company to indemnify its Directors and authorize the Company to indemnify its officers to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). In addition, each of the Company’s current Directors and executive officers has entered into a separate indemnification agreement with the Company. Finally, the Company’s Restated Certificate of Incorporation limits the liability of Directors to the Company or its stockholders to the fullest extent permitted by the DGCL.

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matters noted above. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it is probable that a liability had been incurred at the date of the financial statement and such amount of loss can be reasonably estimated. During the quarter ended June 30, 2009, the Company incurred one-time costs of $11.0 million in connection with settlement of various intellectual property disputes.

13. ACQUISITION

Let It Wave

On June 12, 2008, the Company completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, the Company acquired Let It Wave in an all-cash transaction valued at $24.0 million, including approximately $650,000 of transaction costs. The Company also agreed to make contingent payments up to $4.5 million in additional consideration, subject to the completion of certain milestones as well as continuous employment. The milestones were not achieved and thus there were no payments in relation to the milestones. The balance as of June 30, 2009, of $431,000 related to continuous employment will continue to be expensed as incurred through 2010.

The primary purpose of the acquisition was to obtain Let It Wave’s in-process development of a video frame rate conversion and image enhancement technology for flat panel televisions and other consumer electronics. By acquiring Let It Wave, the Company intends to deliver high performance image processing that enables artifact-free true-Motion Compensated Frame Rate Conversion (“MCFRC”) for flat panel televisions and other video consumer electronics products. Let It Wave currently has no other products, revenues or a customer base. Upon completion of a finished product, the Company expects to market this technology for 120Hz LCD televisions within the Consumer group. The development of the in process technology was completed in the second quarter of 2009 as anticipated.

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

The in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. Revenues from the incremental core technology are expected to commence in 2009. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. As of June 30, 2009, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties, including those discussed in “Part II, Item 1A. Risk Factors” below. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

Our products include integrated circuits and related products used in DVD players, movie and home theater systems, digital cameras and video editing systems, standard and high definition digital televisions, and set-top boxes. We also provide high performance, low-power application processors, technology and products for the multimedia mobile phone market, and digital imaging semiconductor products and software that enable users to print, scan, process and transmit documents. We sell our products to original equipment manufacturers, or OEM that incorporate them into products for consumer and commercial applications, and to resellers.

During the second half of 2008, our revenues were adversely affected by the deteriorating macroeconomic environment which had the effect of reducing consumer spending. As a result of those deteriorating conditions several cost containment programs were implemented including realigning our resources to increase focus on priorities, reducing investments in certain areas, generally eliminating salary increases, scaling back travel, as well as other measures. In addition, we renewed our focus on maintaining a strong balance sheet, and in particular, managing our cash and inventory balances very closely.

While the global economic downturn continues to affect consumer spending we are seeing some indications that it may be stabilizing. In our DTV product line we have seen increasing demand for low to mid-range LCD TVs where we have a strong market position. We are also seeing some quarterly sequential growth in our digital camera product line also as a result of increased demand for low to mid-range models. The DVD market appears to be improving and we are seeing some increased demand for our value-add DVD products such as HDMI players and portables.

While we have seen some recent strength in demand for certain of our products, consumer spending has not yet reached previous levels and we remain cautious regarding the outlook for the balance of 2009. As a result, we are continuing several of the cost containment measures previously mentioned.

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

We also derive revenues from licensing our software and other intellectual property. Licensing revenues include one-time license fees and royalties based on the number of units distributed by the licensee. Quarterly licensing revenues can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value as required under Statement of Position, or SOP 97-2, Software Revenue Recognition. In instances where we are unable to determine the fair value of our maintenance obligations, revenue for the entire arrangement is recognized ratably over the term of the arrangement. We recognize maintenance and support revenue ratably over the term of the arrangement. We also receive royalty revenues based on per unit shipments of products that include our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter after the sales are made by our licensee.

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

Income Taxes

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, due to economic changes in the global economy during 2008 and 2009, we identified certain foreign jurisdictions where it is no longer more likely than not that we will fully utilize our deferred tax assets, and we continue to record a valuation allowance on the portion of our deferred tax assets which are dependent on future income to be realized. The determination of when to record or remove a valuation allowance is highly subjective and is done by jurisdiction. We rely primarily on an analysis of cumulative earnings or losses and projected future earnings or losses. It is possible that we will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in that jurisdiction.

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

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes from the period to period (amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2009	2008	$	%
Revenues:
Hardware product revenues	$92,179	$113,606	$(21,427)	(18.9)%
Software and other revenues	10,543	15,079	(4,536)	(30.1)%

Total revenues	102,722	128,685	(25,963)	(20.2)%

Cost and expenses:
Cost of hardware product revenues	54,312	68,360	(14,048)	(20.6)%
Research and development	27,476	30,797	(3,321)	(10.8)%
Selling, general and administrative	36,852	24,260	12,592	51.9%
Amortization of intangible assets	109	9,256	(9,147)	(98.8)%
In-process research and development	—	22,383	(22,383)	(100.0)%

Total costs and expenses	118,749	155,056	(36,307)	(23.4)%

Operating loss	(16,027)	(26,371)	10,344	*

Interest and other income, net	2,183	2,831	(648)	(22.9)%

Provision for income taxes	—	13,080	(13,080)	*

Net loss	$(13,844)	$(36,620)	$22,776	*

Supplemental Operating Data:

Cost of hardware product as % of hardware product revenues	58.9%	60.2%
* not meaningful

	Six Months Ended June 30,		Change
	2009	2008	$	%
Revenues:
Hardware product revenues	$148,140	$207,903	$(59,763)	(28.7)%
Software and other revenues	23,069	29,813	(6,744)	(22.6)%

Total revenues	171,209	237,716	(66,507)	(28.0)%

Cost and expenses:
Cost of hardware product revenues	90,310	126,149	(35,839)	(28.4)%
Research and development	57,023	58,684	(1,661)	(2.8)%
Selling, general and administrative	61,464	49,899	11,565	23.2%
Amortization of intangible assets	218	18,493	(18,275)	(98.8)%
In-process research and development	—	22,383	(22,383)	(100.0)%

Total costs and expenses	209,015	275,608	(66,593)	(24.2)%

Operating loss	(37,806)	(37,892)	86	*

Interest and other income, net	5,635	6,644	(1,009)	(15.2)%

Provision for income taxes	2,740	10,050	(7,310)	(72.7)%

Net loss	$(34,911)	$(41,298)	$6,387	*

Supplemental Operating Data:

Cost of hardware product as % of hardware product revenues	61.0%	60.7%
* not meaningful

Hardware Product Revenues

Hardware product revenues for the three months ended June 30, 2009 were $92.2 million, compared to $113.6 million for the comparable period of the prior year. Hardware product revenues decreased $17.0 million or 16% in the Consumer segment and $4.4 million or 65% in the Imaging segment. Total units shipped for products in the Consumer segment decreased by 13% and average selling price decreased by 4% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for DVD products decreased by $4.5 million or 24%. Total DVD products units shipped decreased by 15% and average selling price decreased by 11% compared to the same period of the prior year. Hardware product revenues for Mobile products decreased by $17.4 million or 33%. Total units shipped for Mobile products decreased by 22% and average selling price decreased by 14% compared to the same period of the prior year. Partially offsetting the decreases in hardware product revenues for DVD and Mobile products was an increase of $4.9 million or 14% for DTV products. Total DTV products units shipped increased by 21% principally due to increased shipment from new products, which was partially offset by decrease in average selling price by 6% compared to the same period of the prior year. The decrease in Imaging hardware product revenues was primarily due to a 74% decrease in unit shipments due to the decrease in demand as a result of the economic downturn. We believe that the recent worldwide recession has adversely affected the markets that our customers serve, and we expect this impact may continue to reduce sales of our products until the economy begins to recover.

Hardware product revenues for the six months ended June 30, 2009 were $148.1 million compared to $207.9 million for the comparable period of the prior year. Hardware product revenues decreased $49.8 million or 26% in the Consumer segment and $9.9 million or 67% in the Imaging segment. The decrease in revenues in the Consumer segment was primarily due to a decrease in total units shipped for products in the Consumer segment by 26% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for DVD products decreased by $19.9 million or 48%. Total DVD products units shipped decreased by 40% and average selling price decreased by 12% compared to the same period of the prior year. Hardware product revenues for Mobile products decreased by $32.1 million or 36%. Total units shipped for Mobile products decreased by 26% and average selling price decreased by 13% compared to the same period of the prior year. Partially offsetting the reduced hardware product revenues for DVD and Mobile products was an increase of $2.2 million or 3% for DTV products. Total units shipped for DTV products increased by 9% from new products, which was partially offset by decrease in average selling price by 5% compared to the same period of the prior year. The decrease in Imaging hardware product revenues was primarily due to a 76% decrease in unit shipments due to the decrease in demand as a result of the economic downturn.

Software and Other Revenues

Software and other revenues were $10.5 million for the three months ended June 30, 2009, compared to $15.1 million for the comparable period of the prior year. Software and other revenues decreased by $1.3 million in the Consumer segment and $3.3 million in the Imaging segment compared to the same period in 2008. The decrease in the Consumer segment was primarily due to a $1.5 million decrease in royalty revenue from the Mediatek settlement which ended in the fourth quarter of 2008. The decrease in the Imaging segment was primarily due to timing of new license deals and a decrease in royalty revenues from customers due to decreased unit shipments of products that include our software as a result of deterioration in the macroeconomic environment.

Software and other revenues were $23.1 million for the six months ended June 30, 2009, compared to $29.8 million for the comparable period of the prior year. Software and other revenues decreased by $2.6 million in the Consumer segment and $4.2 million in the Imaging segment compared to the same period in 2008. The decrease in the Consumer segment was primarily due to a $3.1 million decrease in royalty revenue from the Mediatek settlement which ended in the fourth quarter of 2008. The decrease in the Imaging segment was primarily due to a decrease in royalty revenues due to decreased unit shipments of products that include our software as a result of the current economic slow down.

Cost of Hardware Product Revenues

Cost of hardware product revenues were $54.3 million for the three months ended June 30, 2009, compared to $68.4 million for the same period in 2008. The decrease in cost of hardware product revenues of $14.0 million or 21% was primarily due to a decrease in total units shipped by 17%. The remaining decrease was due to lower costs for our integrated circuits primarily in our DTV products.

Cost of hardware product revenues were $90.3 million for the six months ended June 30, 2009, compared to $126.1 million for the same period in 2008. The decrease in cost of hardware product revenues of $35.8 million or 28% was primarily due to a decrease in total units shipped of 30% compared to the same period in 2008. Cost of hardware product as percentage of hardware product revenues remained fairy consistent in the six months ended June 30, 2009 compared to the same period of prior year.

Research and Development

Research and development expenses were $27.5 million for the three months ended June 30, 2009, compared to $30.8 million for the same period in 2008. The decrease in costs by $3.3 million or 11% was primarily due to fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and reduction in payroll costs in certain areas due to cost control measures currently in place.

Research and development expenses were $57.0 million for the six months ended June 30, 2009 compared to $58.7 million for the same period in 2008. The decrease in costs by $1.7 million or 3% was primarily due to fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and reduction in payroll costs which was partially offset by a $1.1 million increase in costs for the six months ended June 30, 2009 compared to the same period in 2008 as a result of the inclusion of operations of Let It Wave which we acquired in June 2008.

Selling, General and Administrative

Selling, general and administrative expenses were $36.9 million for the three months ended June 30, 2009, compared to $24.3 million for the same period in 2008. The increase in costs by $12.6 million or 52% was primarily associated with one time costs of $11.0 million in connection with settlement of intellectual property licensing disputes.

Selling, general and administrative expenses were $61.5 million for the six months ended June 30, 2009 compared to $49.9 million for the same period in 2008. The increase in costs by $11.6 million or 23% was primarily due to one time costs of $11.0 million incurred during the quarter ended June 30, 2009 in connection with settlement of intellectual property licensing disputes.

Amortization of Intangible Assets

During the three and six month periods ended June 30, 2009, we incurred charges of $0.1 and $0.2 million, respectively, related to the amortization of intangible assets compared to $9.3 million and $18.5 million for the three and six month periods ended June 30, 2008, respectively. The majority of our intangible assets became fully amortized in the third quarter of 2008 as part of our annual impairment analysis. At June 30, 2009, we had approximately $0.9 million in net intangible assets acquired through the Let It Wave acquisition in June 2008, which we will continue to amortize on a straight line basis through 2011.

In-Process Research and Development

During the three months ended June 30, 2008, we recorded an in-process research and development expense of $22.4 million as part of the June 2008 acquisition of Let It Wave. There were no charges recorded for in-process research and development during 2009.

Interest Income

Interest income was $2.4 million and $5.1 million for the three and six month periods ended June 30, 2009, respectively, compared to $3.3 million and $7.8 million for the same period of 2008. The decrease in interest income in 2009 was primarily due to lower average interest earned on our cash and short term investment balances due to declines in interest rates.

Other Income (Expense), net

Other expense was $0.2 million for the three months ended June 30, 2009, compared to an expense of $0.4 million for the same period of 2008. Other income was $0.6 million for the six months ended June 30, 2009, compared to an expense of $1.1 million for the same period of 2008.

The changes in other income or expense were primarily due to foreign currency remeasurement gains or losses as a result of the fluctuations in the value of the U.S. dollar in comparison to currencies in countries in which we operate.

Provision for Income Taxes

We recorded a tax provision of $0 and $2.7 million for the three and six month periods ended June 30, 2009, compared to a tax provision of $13.1 million and $10.1 million for the three and six month periods ended June 30, 2008, respectively. The provision for income taxes reported for the three and six month periods ended June 30, 2009 reflects the estimated annual tax rate applied to the year to date net income in our profitable jurisdictions, adjusted for discrete items which are fully recognized in the period they occur. In certain foreign jurisdictions, we have losses which we do not expect to benefit from in 2009. In the first half of 2008, we anticipated that our year to date loss would be fully benefitted by the end of the year and accordingly we recognized a benefit on the year to date losses.

The income tax provision for these periods was affected by the geographic distribution of our worldwide earnings and losses, the impacts of recording or removing a valuation allowance relating to deferred tax assets, non-deductible expenses such as SFAS 123R stock-based compensation expense, as well as the accrual of liabilities associated with unrecognized tax benefits. Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

Liquidity and Capital Resources

At June 30, 2009, we had $98.3 million of cash and cash equivalents, $251.7 million of short term investments and $37.3 million of long- term investments. At June 30, 2009, we had $365.8 million of working capital.

Cash used in operating activities was $16.2 million during the first six months of 2009. While we recorded a net loss of $34.9 million, this loss included non-cash items such as depreciation of $3.7 million, amortization of $0.2 million and stock-based compensation expense of $6.0 million. Cash from changes in assets and liabilities was primarily due to an increase in accounts payable, accrued expenses and other liabilities totaling $18.7 million primarily due to increase in purchases and a decrease in prepaid expenses, other current assets and other assets by $4.7 million due to timing of payments. These changes were partially offset by an increase in accounts receivable by $10.5 million due to increase in shipments in the current quarter and increase in inventories by $4.4 million to meet the expected increase in demand.

Cash provided by investing activities was $0.6 million during the six months ended June 30, 2009, principally reflecting the proceeds from sales and maturities of investments, net of purchases, of $1.5 million. This was partially offset by $0.9 million used for purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2009 was $3.3 million and consisted of proceeds from sale of stock under our employee stock purchase plan and issuances of common stock through exercises of employee stock options.

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

Cash provided by investing activities was $5.6 million during the six months ended June 30, 2008, principally reflecting the proceeds from sales and maturities of investments, net of purchases, of $32.1 million. This was partially offset by $22.8 million used for the acquisition of Let It Wave and $3.7 million used for purchases of property and equipment.

Cash provided by financing activities during the six months ended June 30, 2008 was $4.1 million, consisting of proceeds received from issuances of common stock through exercises of stock options and proceeds from the sale of stock under our employee stock purchase plan.

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flow from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•	the levels at which we maintain inventories and accounts receivable;

•	market acceptance of our products;

•	impact of declines in average selling prices;

•

the levels of promotion and advertising required to launch our new products, sell our existing products or to enter new or maintain our existing markets and attain a competitive position in the marketplace;

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

To the extent that our existing resources and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private financings or borrowings. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations and, in the case of debt, would require us to make debt service payments. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, refrain from acquisitions or take other measures which could harm our business, financial condition and operating results.

At June 30, 2009, we held ARS with a par value of $37.3 million and a fair value of $35.3 million. Our ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for most of our ARS failed beginning in the first quarter of 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indeces. However, due to the current financial market environment, we may be unable to sell these ARS which could restrict our liquidity.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of June 30, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases and license commitments	$54,345	$16,571	$15,350	$9,761	$12,663
Purchase commitments	28,498	28,498	—	—	—
Other long-term liabilities	27,059	—	10,804	451	15,804

Total	$109,902	$45,069	$26,154	$10,212	$28,467

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We account for our investment instruments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities other than our ARS with UBS are treated as “available-for-sale” under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we generally classify our debt securities as “available-for-sale” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations. We recorded an exchange loss of $0.4 million for the three months ended June 30, 2009 and 2008. We recorded an exchange gain of $0.6 million and a loss of $1.0 million for the six months ended June 30, 2009 and 2008. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of US dollar in comparison to currencies in countries in which we operate.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, Note 12.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following description of the risk factors associated with our business includes any material changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock.

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	the timing or cancellation of large customer orders;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the cost and availability of adequate foundry capacity;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	financial instability as a result of problems with mortgage-related securities, liquidity of financial institutions, and credit market problems;

•	other conditions affecting the timing or size of customer orders;

•	changes in governmental regulations that could affect our products;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

•	reduced demand for consumer electronics products due to an economic slowdown;

•	liquidity constraints caused by failed auctions and lack of a liquid market for our auction rate securities;

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

These factors are difficult or impossible to forecast. We place orders with independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from our customers. This limits our ability to react to fluctuations in demand. If anticipated shipments in any quarter are canceled or do not occur as quickly as expected, or if we fail to foresee a technology or market change that could render our or one of our customer’s products obsolete, expense and inventory levels could be disproportionately high and we may incur charges for excess inventory, which would harm our gross margins and financial results. If anticipated license revenues in any quarter are canceled, do not occur, or are lower than anticipated, our gross margins and financial results may be affected.

A significant portion of our expenses are relatively fixed, and the timing of increases in expenses is based in large part on our forecast of future revenues. As a result, if revenues do not meet our expectations, we may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could harm our operating results.

Our customers’ sales fluctuate due to product cycles and seasonality.

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future and any further economic slowdown could increase the seasonal decline in sales that we typically see in the first half of the calendar year or mitigate the typical increase in sales in the second half of the calendar year.

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

Our largest customers account for a substantial percentage of our revenues. For the six months ended June 30, 2009, three customers accounted for 19%, 11% and 11% of total revenues while sales to our ten largest customers accounted for 70% of our total revenues. In 2008, three customers accounted for 13%, 10% and 10% of our total revenues, respectively, and sales to our ten largest customers accounted for 64% of our total revenues. In the Mobile phone market, we currently rely almost exclusively on a single customer. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of June 30, 2009, three customers accounted for approximately 29%, 13% and 12% of our net accounts receivable balance, respectively.

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

The current worldwide economic downturn has reduced and is likely to further reduce consumer spending on products made by our customers. Other factors, such as unemployment levels, inflation, deflation, fuel and energy costs, consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those made by our customers. Reduced sales by our customers hurt our business by reducing demand for our products. Moreover, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers would reduce our immediate and future revenues. In addition, our expenses could rise due to, among other things, fluctuations of the value of the United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses would hurt our profitability and harm our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the worldwide economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future financial statements.

Trends in global credit markets could result in insolvency of our key suppliers or customers, and customer inability to finance purchases of our products.

The credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the worldwide economy may adversely affect our customers and suppliers. As a result of these conditions, our customers may experience cash flow problems and may modify, delay or cancel plans to purchase our products. If our customers are unable to finance purchases of our products, our sales will be adversely affected.

Similarly, current economic and credit conditions may cause our suppliers to increase their prices or reduce their output, which could increase our expenses or impair our sales. Moreover, if one of our key suppliers becomes insolvent, we may not be able to find a suitable substitute in a timely manner and our cost of production may increase. If economic and credit conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results may be adversely affected.

Our products are characterized by average selling prices that typically decline over relatively short time periods; if we are unable to reduce our costs or introduce new products with higher average selling prices, our financial results will suffer.

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be – for example, we have experienced declines in average selling prices in the three months ended June 30, 2009 compared to the same period of the prior year.

Our operating results may be harmed by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be harmed.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the industry often occur in connection with, or anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions. These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. The current worldwide economic downturn and the downturn in our industry has harmed our revenue and our results of operations. This downturn may be severe and prolonged, which may continue to harm our revenues, gross margins and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenues if we are unable to ship enough products to meet customer demand.

The recent worldwide economic downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. This downturn could delay and/or lengthen sales cycles by causing U.S. and foreign businesses to slow or postpone spending on our products and services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions continue to have a compounding negative impact on our results of our operations.

Our success for the foreseeable future will depend on our ability to develop and market new products in the digital markets.

In recent years, we have derived a majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications. We expect that sales of our products for these applications will account for a smaller portion of our revenues in the foreseeable future. We have sold fewer units of both our DVD and Mobile products in the first half of 2009 than in the first half of 2008 and average selling prices for these products have also declined in the first half of 2009. Our future financial performance will depend on our ability to successfully develop and market new products in the digital television, HDTV, set top box and digital imaging markets. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. The consumer electronics market, in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of performance and integration. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or the products of our customers could become unmarketable or obsolete, and we could lose market share or be required to incur substantial unanticipated costs to comply with these new standards.

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

Through our acquisition of Let It Wave in June 2008, we acquired a frame rate conversion technology, for which we completed development in June 2009. There is no assurance, however, that this new technology will be accepted by our customers. In addition, our competitors may develop a superior performance image processing technology and introduce it in the market before us. If we cannot successfully market and sell our new frame rate conversion technology, we will not be able to recoup our costs of acquiring Let It Wave or our development costs for this technology, and our financial results and ability to compete would be harmed.

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

Our reliance on independent foundries involves a number of risks, including:

•	the inability to obtain adequate manufacturing capacity;

•	the unavailability or interruption of access to certain process technologies necessary for manufacture of our products;

•	lack of control over delivery schedules;

•	lack of control over quality assurance;

•	lack of control over manufacturing yields and cost; and

•	potential misappropriation of our intellectual property.

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

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would likely be reduced. In order to secure additional foundry capacity, we have considered, and may in the future need to consider, various arrangements with suppliers, which could include, among other things:

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

During 2008 and the first half of 2009, 93% and 94%, respectively, of our total revenues were derived outside of North America. We moreover, anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. Substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

Foreign currency fluctuations may affect the prices of our products. Prices for our products are currently denominated in United States dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country, the prices of our products will increase relative to that country’s currency; our products may be less competitive in that country and our revenues may be adversely affected. Also, we cannot be sure that our international customers will continue to be willing to place orders denominated in United States dollars. If they do not, our revenue and operating results will be subject to foreign exchange fluctuations, which we may not be able to successfully manage.

A portion of the cost of our operations, relating mainly to our personnel and facilities is incurred in foreign currencies. As a result, we bear the risk that the rate of inflation in those foreign countries or the decline in value of the United States dollar compared to those foreign currencies will increase our costs as expressed in United States dollars. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against foreign currencies. These measures may not adequately protect us from the impact of inflation in foreign countries.

Because we have significant operations in Israel, our business and future operating results could be harmed by terrorist activity or military conflict.

We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ approximately 460 people. We also conduct a portion of our sales and marketing operations at our Haifa facility.

Any armed conflict affecting Israel could greatly disrupt our Israeli operations locally and as a result hinder our business generally by delaying product development or interfering with global sales and marketing efforts. For example, as a result of the heightened military operations in Gaza, some of our employees were conscripted for several weeks ending in January 2009. Additional employees may also be called to active duty in the future. Extended absences could disrupt our operations and delay product development cycles.

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

The Federal Communications Commission, or FCC, has broad jurisdiction over our target markets in the digital television and mobile phone business. Various international entities or organizations may also regulate aspects of our business or the business of our customers. Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation. For example, before they can be sold in the United States, advanced televisions and emerging interactive displays must be tested and certified by Underwriters Laboratories and meet FCC regulations. Accordingly, the effects of regulation on our customers or the industries in which our customers operate may in turn harm our business. In addition, our digital television and digital camera businesses may also be adversely affected by the imposition of tariffs, duties and other import restrictions on our suppliers or by the imposition of export restrictions on products that we sell internationally. Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.

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

The protection offered by patents is uncertain. For example, our competitors may be able to effectively design around our patents, or the patents may be challenged, invalidated or circumvented. Those competitors may also independently develop technologies that are substantially equivalent or superior to our technology and may obtain patents that restrict our business. Moreover, while we hold, or have applied for, patents relating to the design of our products, some of our products are based in part on standards, for which we do not hold patents or other intellectual property rights.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and we have been party to a number of patent-related lawsuits, both as plaintiff and defendant. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Future litigation against us, if successful, could subject us to significant liability for damages, restrict or prohibit the sale of our products or invalidate our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Our costs and potential liability are increased to the extent we have to indemnify or otherwise defend our customers. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

•	stop selling products that incorporate the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all;

•	pay damages; or

•	redesign those products that use such technology.

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms, we are restricted in or prevented from selling our products or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially harmed.

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

At the end of June 2009, we had $387.2 million in cash, cash equivalents and short-term and long-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

At June 30, 2009, we held auction rate securities (“ARS”) with a par value of $37.3 million. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in the first quarter of 2008, when sell orders exceeded buy orders. There can be no assurance that we will be able to dispose of our ARS at favorable pricing, or at all.

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

•	authorizing the issuance of up to 3,000,000 shares of “blank check” preferred stock;

•	eliminating stockholders’ rights to call a special meeting of stockholders; and

•	requiring advance notice of any stockholder nominations of candidates for election to our board of directors and for other stockholder proposals.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2009 and June 30, 2009, the sale prices of our common stock, as reported on the Nasdaq Stock Market, ranged from a low of $5.07 to a high of $11.79. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

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

From time to time, the stock market experiences extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may reduce the future market price of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on June 26, 2009. At the meeting, the following seven persons recommended by the Nominating and Corporate Governance Committee and nominated by the Board of Directors were elected to serve as members of our Board of Directors:

	Shares
Nominee	Voted For	Withheld
Levy Gerzberg	47,512,691	648,884

Uzia Galil	47,214,918	946,657

Raymond A. Burgess	47,526,893	634,682

James D. Meindl	47,317,086	844,489

James B. Owens, Jr.	47,538,699	622,876

Arthur B. Stabenow	47,286,754	874,821

Philip M. Young	47,406,552	755,023

We do not have any other members of our Board of Directors.

The following additional proposals were voted upon at the meeting:

Proposal to approve an increase in the maximum aggregate number of shares that may be issued under the Zoran Corporation 2005 Outside Directors Equity Plan by 600,000 shares was approved by a vote of 31,230,998 shares for; 8,772,868 shares against/withheld and 414,903 shares abstaining. There were 7,742,806 broker non-votes with respect to this proposal.

Proposal to approve an increase in the maximum aggregate number of shares that may be issued under the Zoran Corporation Amended and Restated 1995 Employee Stock Purchase Plan by 3,000,000 shares was approved by a vote of 37,462,022 shares for; 2,523,848 shares against/withheld and 432,900 shares abstaining. There were 7,742,805 broker non-votes with respect to this proposal.

Proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by a vote of 47,983,129 shares for; 106,467 shares against/withheld and 71,979 shares abstaining. There were no broker non-votes with respect to this proposal.

Proposal to approve a program permitting eligible employees to exchange certain outstanding stock options for a lesser number of restricted stock units was approved by a vote of 32,422,274 shares for; 7,588,307 shares against and 408,188 shares abstaining. There were 7,742,806 broker non-votes with respect to this proposal.

Item 6.	Exhibits

The information required by this Item is incorporated by reference to the Exhibit Index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: August 5, 2009	/s/ Karl Schneider
Karl Schneider
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	3.1	4/23/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

10.1	Zoran Corporation 2005 Outside Directors Equity Plan					X

10.2	Zoran Corporation Amended and Restated 1995 Employee Stock Purchase Plan					X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X