Form 10-Q
period 2009-09-30
ZORAN CORP \DE\
filed 2009-11-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 4, 2009, there were outstanding 52,150,386 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$96,859	$110,643
Short-term investments	301,113	247,884
Accounts receivable, net	31,808	22,845
Inventories	31,073	37,365
Prepaid expenses and other current assets	18,915	25,549

Total current assets	479,768	444,286
Property and equipment, net	12,286	15,811
Deferred income taxes	39,245	37,045
Other assets	30,866	32,614
Long-term investments	—	37,425
Goodwill	4,197	4,197
Intangible assets, net	742	1,069

Total assets	$567,104	$572,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,742	$29,918
Accrued expenses and other current liabilities	38,216	36,134

Total current liabilities	70,958	66,052

Other long-term liabilities	28,863	26,985
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2009 and December 31, 2008; 51,709,237 shares issued and outstanding as of September 30, 2009; and 51,171,241 shares issued and outstanding as of December 31, 2008	52	51
Additional paid-in capital	871,246	858,429
Accumulated other comprehensive income (loss)	2,618	(2,472)
Accumulated deficit	(406,633)	(376,598)

Total stockholders’ equity	467,283	479,410

Total liabilities and stockholders’ equity	$567,104	$572,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except net income (loss) per share)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Hardware product revenues	$104,980	$112,112	$253,120	$320,015
Software and other revenues	10,558	14,022	33,627	43,835

Total revenues	115,538	126,134	286,747	363,850

Costs and expenses:
Cost of hardware product revenues	59,844	66,446	150,154	192,595
Research and development	28,207	28,922	85,230	87,606
Selling, general and administrative	23,100	23,653	84,564	73,552
Amortization of intangible assets	109	4,494	327	22,987
Impairment of goodwill and intangible assets	—	167,579	—	167,579
In-process research and development	—	—	—	22,383

Total costs and expenses	111,260	291,094	320,275	566,702

Operating income (loss)	4,278	(164,960)	(33,528)	(202,852)

Interest income	2,223	3,032	7,275	10,808

Other income (expense), net	(475)	(12)	108	(1,144)

Income (loss) before income taxes	6,026	(161,940)	(26,145)	(193,188)

Provision (benefit) for income taxes	1,150	(7,720)	3,890	2,330

Net income (loss)	$4,876	$(154,220)	$(30,035)	$(195,518)

Basic net income (loss) per share	$0.09	$(3.01)	$(0.58)	$(3.80)

Diluted net income (loss) per share	$0.09	$(3.01)	$(0.58)	$(3.80)

Shares used to compute basic net income (loss) per share	51,684	51,231	51,451	51,464

Shares used to compute diluted net income (loss) per share	52,320	51,231	51,451	51,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(30,035)	$(195,518)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	5,281	6,040
Amortization of intangible assets	327	22,987
Stock-based compensation expense	9,061	9,989
Impairment of goodwill and intangible assets	—	167,579
In-process research and development	—	22,383
Deferred income taxes	(890)	1,244
Net (gain) loss on sale of short-term investments	121	(115)
Net loss on sale of assets	441	—
Changes in assets and liabilities:
Accounts receivable	(8,963)	3,975
Inventories	6,292	(328)
Prepaid expenses and other current assets and other assets	4,327	2,710
Accounts payable	2,824	(34,185)
Accrued expenses, other current liabilities and other long-term liabilities	3,960	(6,303)

Net cash provided by (used in) operating activities	(7,254)	458

Cash flows from investing activities:
Purchases of property and equipment, net	(2,197)	(4,909)
Purchases of investments	(168,569)	(129,032)
Sales and maturities of investments	160,479	162,803
Acquisition, net of cash acquired of $1,261	—	(22,767)

Net cash provided by (used in) investing activities	(10,287)	6,095

Cash flows from financing activities:
Proceeds from issuance of common stock	3,757	4,214
Repurchase of common stock	—	(10,012)

Net cash provided by (used in) financing activities	3,757	(5,798)

Net increase (decrease) in cash and cash equivalents	(13,784)	755

Cash and cash equivalents at beginning of period	110,643	97,377

Cash and cash equivalents at end of period	$96,859	$98,132

Supplemental cash flow information:
Cash payment for income taxes, net of refunds	$1,216	$1,356

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

Subsequent Events Evaluation

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 6, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to the unaudited Condensed Consolidated Financial Statements.

Recent accounting pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted authoritative accounting guidance which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. The guidance provides guidelines for estimating fair value in accordance with fair value accounting, and increases the frequency of fair value disclosures. It also changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The adoption of these accounting updates did not have a material impact on the Company’s condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted authoritative accounting guidance for subsequent events. The guidance modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Effective January 1, 2009, the Company adopted authoritative accounting guidance regarding the determination of the useful life of intangible assets. This update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting. The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted authoritative accounting guidance regarding business combinations. The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The guidance requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The accounting guidance addresses the recognition and measurement of the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. It also changes the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption did not have a material impact on the Company’s condensed consolidated financial statements for the current period but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions the Company consummates after the effective date.

Effective January 1, 2009, the Company adopted authoritative accounting guidance which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. It also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the Codification) to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning in the fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company’s consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Stock-based compensation

Stock Option Plans

As of September 30, 2009, the Company had outstanding options for the purchase of 9,023,767 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Non-statutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and various other plans the Company assumed as a result of acquisitions. At its annual stockholders meeting held on June 26, 2009, the maximum number of shares available for award grant purposes that may be issued under the Company’s 2005 Outside Directors Equity Plan was increased by 600,000 shares. As of September 30, 2009, 2,958,213 shares remained available for future grants and awards under the 2005 Plan and the 2005 Outside Directors Equity Plan. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Company common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of hardware product revenues	$100	$113	$306	$313
Research and development	1,093	1,163	3,551	3,627
Selling, general and administrative	1,836	2,129	5,204	6,049

Total costs and expenses	$3,029	$3,405	$9,061	$9,989

The income tax benefit for share-based compensation expense was $348,000 and $1,014,000 for the three and nine month periods ended September 30, 2009. The income tax benefit for share-based compensation expense was $335,000 and $1,164,000 for the three and nine month periods ended September 30, 2008.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average expected term (years)	5.8	5.6	5.7	5.5
Expected volatility	54%	52%	55%	54%
Risk-free interest rate	2.5%	3.1%	2.2%	3.0%
Dividend yield	0%	0%	0%	0%

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Employee Stock Purchase Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average expected term (years)	1.25	1.25	1.25	1.32
Expected volatility	56%	53%	56%	53%
Risk-free interest rate	1.4%	1.8%	1.4%	2.8%
Dividend yield	0%	0%	0%	0%

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

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2009	8,300,050	$17.00
Granted	1,210,170	$8.81
Exercised	(77,490)	$8.77
Cancelled	(408,963)	$16.70

Outstanding at September 30, 2009	9,023,767	$15.99

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Significant option groups outstanding as of September 30, 2009, and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at September 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at September 30, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 to $9.99	1,392,344	8.38	$8.34	$4,431	261,723	3.37	$7.02	$1,177
$10.00 to $11.99	886,181	5.11	$10.58	838	796,181	4.59	$10.55	774
$12.00 to $14.99	2,512,874	6.41	$13.86	—	1,688,771	5.37	$13.71	—
$15.00 to $19.99	2,397,402	5.57	$18.17	—	2,007,384	5.19	$17.87	—
$20.00 to $25.99	1,611,833	4.52	$23.85	—	1,525,542	4.34	$23.84	—
$26.00 to $38.74	223,133	0.79	$28.89	—	222,640	0.77	$28.90	—

Total	9,023,767	5.89	$15.99	$5,269	6,502,241	4.74	$17.24	$1,951

Of the 9,023,767 stock options outstanding as of September 30, 2009, the Company estimates that approximately 8,741,548 will fully vest over the remaining contractual term. As of September 30, 2009, these options had a weighted average remaining contractual life of 5.75 years, a weighted average exercise price of $16.12 and aggregate intrinsic value of $4,826,000.

The weighted average grant date fair value of options, granted during the nine month period ended September 30, 2009 was $4.55 per share. No options were granted during the three month period ended September 30, 2009. The weighted average grant date fair value of options, granted during the three and nine month periods ended September 30, 2008 was $4.22 and $7.23 per share, respectively.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.52 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of September 30, 2009 was 918,000. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2009 was $83,000 and $167,000 respectively. There was no excess tax benefit realized by the Company for the three and nine month periods ended September 30, 2009 and 2008 for option exercises due to the availability of non-stock related net operating loss carry forwards which fully offset our taxable income.

As of September 30, 2009, the Company had $14,198,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated period of 2.68 years.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of September 30, 2009, there was $1,917,000 of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 3.52 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2009	35,400	$11.40
Granted	278,800	$8.95
Released	(13,500)	$13.09
Forfeited	(6,140)	$10.33

Balances, September 30, 2009	294,560	$9.05

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. There were no purchases during the quarter ended September 30, 2009. As of September 30, 2009, 3,926,746 shares were reserved and available for issuance under the ESPP.

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

As of September 30, 2009, the authorized amount that remains available under the Company’s stock repurchase program was $90.0 million. The Company retires all shares repurchased under the stock repurchase program. There were no repurchases in the three and nine month periods ended September 30, 2009. The purchase price for the repurchased shares of the Company’s common stock is reflected as a reduction of common stock and additional paid-in capital.

3. Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss). The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$4,876	$(154,220)	$(30,035)	$(195,518)
Change in unrealized gain (loss) on investments, net of tax	1,769	(5,147)	(5,090)	(7,047)

Total comprehensive income (loss)	$6,645	$(159,367)	$(35,125)	$(202,565)

The components of accumulated other comprehensive income (loss) are unrealized gain (loss) on marketable securities, net of related taxes.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Marketable Securities

The Company’s portfolio of available for sale securities and auction rate securities, classified as trading, as of September 30, 2009 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$223,531	$4,572	$(514)	$227,589
U.S. government and agency securities	31,522	110	—	31,632
Foreign and municipal bonds	5,488	79	—	5,567

Total fixed income securities	260,541	4,761	(514)	264,788
Publicly traded equity securities	1,393	—	(218)	1,175

Total available for sale securities	261,934	4,761	(732)	265,963
Auction rate securities (classified as trading securities)	35,150	—	—	35,150

Total available for sale and trading securities	$297,084	$4,761	$(732)	$301,113

The Company’s portfolio of available for sale securities as of December 31, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$175,194	$767	$(3,705)	$172,256
Auction rate securities	20,350	—	—	20,350
U.S. government and agency securities	45,413	187	—	45,600
Foreign and municipal bonds	7,341	29	(154)	7,216
Certificates of deposit	1,999	18	—	2,017

Total fixed income securities	250,297	1,001	(3,859)	247,439
Publicly traded equity securities	1,393	—	(948)	445

Total available for sale securities	$251,690	$1,001	$(4,807)	$247,884

The following table summarizes the maturities of the Company’s fixed income securities as of September 30, 2009 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$74,540	$75,657
Due in 1 to 2 years	77,140	78,012
Due in 2 to 5 years	108,861	111,119
Greater than 5 years*	35,150	35,150

Total fixed income securities including auction rate securities	$295,691	$299,938

*	Comprised of auction rate securities (“ARS”), with UBS, which have reset dates of 90 days or less but final expiration dates over 5 years.

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

In connection with its acceptance of the UBS Offer during the fourth quarter of 2008, the Company transferred its ARS from investments available-for-sale to trading securities. The transfer to trading securities reflects management’s intent to exercise its ARS Rights during the period June 30, 2010 to July 2, 2012. Prior to its agreement with UBS, the Company classified the related ARS as investments available-for-sale. The Company intends to exercise the ARS Rights from UBS on June 30, 2010 and as a result has classified these ARS as short-term investments as of September 30, 2009.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The ARS with Wachovia Securities of $20.4 million as of December 31, 2008, classified as available for sale, were fully settled in June 2009.

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$19,156	$(81)	$1,568	$(433)	$20,724	$(514)
U.S. government and agency securities	—	—	—	—	—	—
Foreign and municipal bonds	—	—	—	—	—	—

Total fixed income securities	19,156	(81)	1,568	(433)	20,724	(514)
Publicly traded equity securities	—	—	1,175	(218)	1,175	(218)

Total available for sale securities	$19,156	$(81)	$2,743	$(651)	$21,899	$(732)

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

Effective April 1, 2009, the Company adopted accounting guidance which requires the other-than-temporary impairment (“OTTI”) for debt securities to be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The unrealized losses on the Company’s investments in corporate notes and bonds is primarily limited to few securities in the financial sector caused by a major disruption in U.S. and foreign financial markets including a deterioration of confidence and a severe decline in the demand for such securities. The Company holds its marketable securities, other than the ARS held with UBS, as available-for-sale and marks them to market. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. Based on the above factors, the Company concluded that unrealized losses on all available-for-sale securities were not other-than-temporary and did not recognize any impairment charges on outstanding securities during the three and nine month periods ended September 30, 2009.

5. Fair Value

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$227,589	$—	$227,589
Auction rate securities	—	—	33,150	33,150
ARS Rights	—	—	2,000	2,000
U.S. government and agency securities	—	31,632	—	31,632
Foreign and municipal bonds	—	5,567	—	5,567
Certificates of deposit	—	—	—	—

Total fixed income securities	—	264,788	35,150	299,938
Publicly traded equity securities	1,175	—	—	1,175

Total	$1,175	$264,788	$35,150	$301,113

At September 30, 2009 and December 31, 2008, the Company held ARS with a par value of $35.2 million and $57.8 million, respectively. The Company’s ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. The Company also holds Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle the Company to sell its eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximates the par value of the ARS.

The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the related ARS. The Company measures the ARS Rights at fair value under the Financial Instruments-Overall-Scope Section of the FASB Accounting Standards Codification, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses are included in earnings in future periods. The Company expects that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS. The Company valued the ARS Rights using a discounted cash flow approach including estimates based on data available as of September 30, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Due to the current economic environment in which there is a lack of market activity for ARS, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. The Company estimated the fair value

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2008	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in and/or out of Level 3	62,775	—

Balance at March 31, 2008	62,775	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(5,000)	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2008	57,775	—
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at September 30, 2008	57,775	—
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Receipt of ARS Rights	—	2,000
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2008	55,775	2,000
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2009	55,775	2,000
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(20,525)	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2009	35,250	2,000
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(2,100)	—
Transfers in and/or out of Level 3	—	—

Balance at September 30, 2009	$33,150	$2,000

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Purchased parts and work in process	$11,549	$24,127
Finished goods	19,524	13,238

	$31,073	$37,365

7. Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its annual impairment test of goodwill as of September 30, 2009 and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded the carrying value.

The impairment is tested at the reporting unit level which is one level below the reportable segments. The Consumer segment has two reporting units – Home Entertainment and Mobile, and the Imaging segment has one reporting unit. As a result of the impairment test conducted as of September 30, 2008, the Company determined that the carrying amounts for both of the Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge and an impairment charge for acquired intangibles during the three and nine month periods ended September 30, 2008. The impairment charge was associated with an extended decline in the market capitalization of the Company at September 30, 2008 combined with a decline in the Company’s forecasted business outlook due to the weakened macroeconomic environment at that time. That global economic downturn still exists today resulting in reduced consumer spending which continues to impact our revenues. This impact was reflected in the Company’s results of operations as noted by declines in its revenues and operating profit since the fourth quarter of 2008 compared to the prior year. The Company currently anticipates that the global economic downturn will continue to impact its revenues for the remainder of 2009.

Components of Acquired Intangible Assets (in thousands):

	Life (Years)	September 30, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	13,572	(13,572)	—	13,572	(13,572)	—
Tradename and others	3-5	4,231	(3,489)	742	4,231	(3,162)	1,069

Total		$251,200	$(250,458)	$742	$251,200	$(250,131)	$1,069

Estimated future intangible amortization expense, based on current balances, as of September 30, 2009 is as follows (in thousands):

Remaining three months of 2009	$108
Year ending December 31, 2010	435
Year ending December 31, 2011	199

$742

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Goodwill by segment was as follows (in thousands):

	September 30, 2009	December 31, 2008
Consumer	$—	$—
Imaging	4,197	4,197

	$4,197	$4,197

8. Other Long-Term Liabilities

The following is a summary of other long term liabilities as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Severance obligations (see note below)	$15,001	$14,762
Income tax liability	9,404	9,197
Deferred rent	1,684	1,475
Other long term payable	2,774	1,551

	$28,863	$26,985

Severance obligations represent a liability for the Company’s employees in certain foreign locations, primarily $15.0 million at September 30, 2009 and $14.0 million at December 31, 2008, for employees in Israel. Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees hired before January 1, 2007, is calculated based on the monthly salary of each employee multiplied by the years of such employee’s employment and is partially funded by the purchase of insurance policies in the name of the employees. For the employees hired after January 1, 2007, the liability is equal to the total funds accumulated in the insurance policies purchased in the name of the employee. The severance pay liability is reflected in other long-term liabilities on an accrual basis based on the amount the employee is entitled to if the employee separates immediately. The surrender value of the insurance policies of $14.4 million and $12.6 million at September 30, 2009 and December 31, 2008, respectively, is recorded in other assets in the condensed consolidated balance sheets. The unfunded portion, net of accrued severance pay was $0.6 million and $1.4 million, as of September 30, 2009 and December 31, 2008, respectively.

9. Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the fourth quarter of fiscal year 2008, the Company’s operating results in one material foreign jurisdiction changed from three year positive cumulative earnings to three year negative cumulative earnings. The cumulative three-year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence the Company considered at that time included projections of future losses, the historic volatility of the semiconductor industry and the highly competitive nature of the DTV, DVD and Mobile markets in which the Company operates. Positive evidence considered by the Company in its assessment at that time included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in Company’s history. After considering both the positive and negative evidence for the fourth quarter of fiscal year 2008, the Company determined that it was no longer more-likely-than-not that it would realize the full value of certain foreign jurisdiction deferred tax assets. As a result, the Company recorded a valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. It is possible that the Company will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in that jurisdiction. As of September 30, 2009 the evidence for that jurisdiction remains substantially the same.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The provision for income taxes for the three and nine month periods ended September 30, 2009 reflects the estimated annual tax rate applied to the year to date net earnings. As of December 31, 2008, the Company had $33.6 million of unrecognized tax benefits which have not materially changed during the current period and all of which would benefit the Company’s tax expense if realized in the future.

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

Information about reported segment income or loss is as follows for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Consumer	$102,242	$109,368	$247,048	$306,562
Imaging	13,296	16,766	39,699	57,288

	$115,538	$126,134	$286,747	$363,850

Operating expenses:
Consumer	$99,946	$106,896	$285,461	$312,369
Imaging	11,205	12,125	34,487	41,384

	$111,151	$119,021	$319,948	$353,753

Contribution margin:
Consumer	$2,296	$2,472	$(38,413)	$(5,807)
Imaging	2,091	4,641	5,212	15,904

	$4,387	$7,113	$(33,201)	$10,097

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Contribution margin from operating segments	$4,387	$7,113	$(33,201)	$10,097
Amortization of intangible assets	109	4,494	327	22,987
Impairment of goodwill and intangible assets	—	167,579	—	167,579
In-process research and development	—	—	—	22,383

Total operating income (loss)	$4,278	$(164,960)	$(33,528)	$(202,852)

The Company maintains operations in China, France, Germany, India, Israel, Japan, Korea, Sweden, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and nine month periods ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues from unaffiliated customers originating from:
China	$54,488	$57,754	$132,904	$152,259
Japan	15,202	17,861	42,591	58,102
Korea	6,964	8,106	24,059	38,935
Taiwan	27,560	32,643	61,583	79,792
United States	9,036	5,860	19,296	22,510
Other	2,288	3,910	6,314	12,252

Total revenues	$115,538	$126,134	$286,747	$363,850

For the three months ended September 30, 2009, two customers accounted for 23% and 11% of total revenues, respectively. For the nine months ended September 30, 2009, two customers accounted for 21% and 11% of total revenues, respectively. For the three months ended September 30, 2008, two customers accounted for 16% and 11% of total revenues, respectively. For the nine months ended September 30, 2008, three customers accounted for 13%, 10% and 10% of total revenues, respectively.

As of September 30, 2009, five customers accounted for approximately 24%, 13%, 11%, 11% and 11% of our net accounts receivable balance, respectively, and as of December 31, 2008 four customers accounted for approximately 21%, 18%, 15% and 12% of the net accounts receivable, respectively.

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$4,876	$(154,220)	$(30,035)	$(195,518)

Weighted average shares outstanding	51,684	51,231	51,451	51,464
Effect of dilutive options, ESPP shares, restricted shares, and restricted stock units	636	—	—	—

Dilutive weighted average shares	52,320	51,231	51,451	51,464

Net income (loss) per share:
Basic	$0.09	$(3.01)	$(0.58)	$(3.80)

Diluted	$0.09	$(3.01)	$(0.58)	$(3.80)

For the three month periods ended September 30, 2009 and 2008, outstanding options and restricted stock units totaling 8.1 million and 8.6 million shares, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

For the nine month periods ended September 30, 2009 and 2008, outstanding options and restricted stock units totaling 8.5 million and 6.8 million shares, respectively, were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

12. Commitments and Contingencies

Legal Proceedings

Zoran Corporation v. DTS, Inc. On October 8, 2008, the Company filed a complaint against DTS, Inc. in the U.S. District Court for the Northern District of California, alleging violations of Section 2 of the Sherman Act and patent misuse (the “Antitrust Case”). The complaint alleged that DTS wrongfully acquired and maintained monopoly power in the relevant markets in the manner in which it caused its patented high-definition audio decompression technology to be adopted as part of the Blu-ray Disc standard. The complaint further alleged that, having wrongfully acquired monopoly power in the relevant markets, DTS refused to license its technology to the Company and others on fair, reasonable and nondiscriminatory, or FRAND, terms as required by its membership in the Blu-ray Disc Association. The complaint sought treble damages, in an amount to be determined, an order enjoining DTS from monopolizing and attempting to monopolize the United States markets for Blu-ray Disc technology and an order declaring that DTS’s relevant patents are unenforceable by reason of misuse.

Subsequently, the Company instituted an arbitration proceeding before the International Center for Dispute Resolution making allegations similar to those in the Antitrust Case, and DTS filed a complaint against the Company in the Superior Court for the State of California, County of Los Angeles, Northwest District alleging fraud, breach of contract and unfair competition claims arising out of allegedly improper dissemination of DTS’s technology and alleged misstatements by the Company and seeking unspecified damages and injunctive relief.

On June 18, 2009, the Company and DTS entered into an agreement settling all of the pending litigation and claims between the parties. In connection with the settlement, the Company obtained a license to DTS’s technologies required for the use of DTS’s Blu-ray Disc technology.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Zoran Corporation v. Rovi Corporation. On December 3, 2008, Rovi Corporation (formerly known as Macrovision Solutions Corporation) sent the Company a letter in which it alleged that the Company had breached a component supplier non-assertion and technical services agreement with Rovi, demanded that the Company cure certain alleged breaches of the agreement and purported to terminate the agreement. On December 23, 2008, the Company sent Rovi a letter stating, among other things, that the Company had not breached the agreement and refuting Rovi’s purported termination of the agreement. The Company further advised Rovi that it is the Company’s position that the agreement remains in full force and effect. The Company and Rovi were unable to resolve this dispute through subsequent communications. Accordingly, on January 20, 2009, the Company filed a demand for arbitration with the American Arbitration Association seeking an order declaring that it had not breached its agreement with Rovi and that the agreement has not been terminated. On February 18, 2009, Rovi filed an answering statement and counterdemand in which it denied that the Company is entitled to any relief and asserted various affirmative defenses. In its counterdemand, Rovi sought an order declaring that it had terminated the agreement and also alleged breaches of the agreement by the Company for which it sought unspecified damages, costs and permanent injunctive relief. The parties subsequently agreed to transfer the arbitration proceeding to JAMS, Inc.

On October 27, 2009, the Company and Rovi entered into an agreement settling the pending arbitration proceeding and all claims between the parties. In connection with the settlement, the parties entered into an amendment to their existing agreement under which the Company is operating as an authorized Rovi component supplier in good standing.

Xpoint Technologies, Inc. v. Zoran Corporation. On September 18, 2009, Xpoint Technologies, Inc. filed a complaint against the Company and 43 other defendants in the United States District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sale of digital camera processors, including its Coach 9, Coach 10 and Coach 11 lines of processors, infringe one or more of the claims of United States Patent No. 5,913,028. The complaint seeks unspecified damages, a preliminary and permanent injunction against further infringement, a finding of willful infringement, enhanced damages, attorneys’ fees and costs. The Company intends to vigorously defend itself against the allegations made by Xpoint in this lawsuit.

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

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matters noted above. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During the nine months ended September 30, 2009, the Company incurred one-time costs of $11.0 million in connection with settlement of various intellectual property disputes.

13. Acquisition

Let It Wave

On June 12, 2008, the Company completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, the Company acquired Let It Wave in an all-cash transaction valued at $24.0 million, including approximately $650,000 of transaction costs. The Company also agreed to make contingent payments up to $4.5 million in additional consideration, subject to the completion of certain milestones as well as continuous employment. The milestones were not achieved and thus there were no payments in relation to the milestones. The balance as of September 30, 2009, of $234,000 related to continuous employment will continue to be expensed as incurred through 2010.

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company accounted for this transaction as an asset acquisition. The results of operations of Let It Wave have been included in the condensed consolidated financial statements from the date of acquisition.

Allocation of the purchase price was as follows (in thousands):

In-process research and development	$22,383
Assembled workforce	1,305
Net assets acquired	340

$24,028

Net assets acquired were recorded at net book value, which approximates their fair values. The purchase price in excess of the fair values of net assets acquired was allocated to in-process research and development and assembled workforce based on the relative fair values.

The in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. Revenues from the incremental core technology are expected to commence in 2009. Revenue projections were based on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. As of September 30, 2009, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

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

We also derive revenues from licensing our software and other intellectual property. Licensing revenues include one-time license fees and royalties based on the number of units distributed by the licensee. Quarterly licensing revenues can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value. In instances where we are unable to determine the fair value of our maintenance obligations, revenue for the entire arrangement is recognized ratably over the term of the arrangement. We recognize maintenance and support revenue ratably over the term of the arrangement. We also receive royalty revenues based on per unit shipments of products that include our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter after the sales are made by our licensee.

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

Income Taxes

Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, due to economic changes in the global economy during 2008 and 2009, we identified certain foreign jurisdictions where it is no longer more likely than not that we will fully utilize our deferred tax assets, and we continue to record a valuation allowance on the portion of our deferred tax assets which are dependent on future income to be realized. The determination of when to record or remove a valuation allowance is highly subjective and is done by jurisdiction. We rely primarily on an analysis of cumulative earnings or losses and projected future earnings or losses. It is possible that we will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in each jurisdiction.

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

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes for the periods presented (amounts in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2009	2008	$	%
Revenues:
Hardware product revenues	$104,980	$112,112	$(7,132)	(6.4)%
Software and other revenues	10,558	14,022	(3,464)	(24.7)%

Total revenues	115,538	126,134	(10,596)	(8.4)%

Cost and expenses:
Cost of hardware product revenues	59,844	66,446	(6,602)	(9.9)%
Research and development	28,207	28,922	(715)	(2.5)%
Selling, general and administrative	23,100	23,653	(553)	(2.3)%
Amortization of intangible assets	109	4,494	(4,385)	(97.6)%
Impairment of goodwill and intangible assets.	—	167,579	(167,579)	(100.0)%

Total costs and expenses	111,260	291,094	(179,834)	(61.8)%

Operating income (loss)	4,278	(164,960)	169,238	*

Interest income (expense), net	2,223	3,032	(809)	(26.7)%
Other income (expense), net	(475)	(12)	(463)	*
Provision (benefit) for income taxes	1,150	(7,720)	8,870	*

Net income (loss)	$4,876	$(154,220)	$159,096	*

Supplemental Operating Data:

Cost of hardware product as % of hardware product revenues	57.0%	59.3%

*	not meaningful

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Revenues:
Hardware product revenues	$253,120	$320,015	$(66,895)	(20.9)%
Software and other revenues	33,627	43,835	(10,208)	(23.3)%

Total revenues	286,747	363,850	(77,103)	(21.2)%

Cost and expenses:
Cost of hardware product revenues	150,154	192,595	(42,441)	(22.0)%
Research and development	85,230	87,606	(2,376)	(2.7)%
Selling, general and administrative	84,564	73,552	11,012	15.0%
Amortization of intangible assets	327	22,987	(22,660)	(98.6)%
Impairment of goodwill and intangible assets	—	167,579	(167,579)	(100.0)%
In-process research and development	—	22,383	(22,383)	(100.0)%

Total costs and expenses	320,275	566,702	(246,427)	(43.5)%

Operating loss	(33,528)	(202,852)	169,324	*
Interest income (expense), net	7,275	10,808	(3,533)	(32.7)%
Other income (expense), net	108	(1,144)	1,252	*
Provision for income taxes	3,890	2,330	1,560	67.0%

Net loss	$(30,035)	$(195,518)	$165,483	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	59.3%	60.2%

*	not meaningful

Hardware Product Revenues

Hardware product revenues for the three months ended September 30, 2009 were $105.0 million, compared to $112.1 million for the comparable period of the prior year. Hardware product revenues decreased $5.8 million or 5% in the Consumer segment and $1.3 million or 25% in the Imaging segment. Total units shipped for products in the Consumer segment decreased by 3% and average selling price decreased by 2% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for Mobile products decreased by $8.2 million or 17%. Total units shipped for Mobile products decreased by 9% and average selling price decreased by 9% compared to the same period of the prior year. Partially offsetting the decrease in hardware product revenues for Mobile products were increases in revenues for DVD and DTV products. Hardware product revenues for DTV products increased by $1.4 million or 3% and DVD products by $0.9 million or 5%. Total DTV product units shipped decreased by 2% principally due to decreased shipment of products for the US terrestrial digital to analog converter box segment, which was offset by an increase in average selling price of 6% compared to the same period of the prior year. Total DVD products units shipped increased by 5% and average selling price was essentially flat compared to the same period of the prior year. The decrease in Imaging hardware product revenues was primarily due to a 25% decrease in unit shipments due to the decrease in demand as a result of the economic downturn. We believe that the recent worldwide recession has adversely affected the markets that our customers serve, and we expect this impact may continue to reduce sales of our products until the worldwide economy recovers.

Hardware product revenues for the nine months ended September 30, 2009 were $253.1 million compared to $320.0 million for the comparable period of the prior year. Hardware product revenues decreased $55.7 million or 19% in the Consumer segment and $11.2 million or 56% in the Imaging segment. The decrease in revenues in the Consumer segment was primarily due to a decrease in total units shipped for products in the Consumer segment by 18% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for DVD products decreased by $19.1 million or 32%. Total DVD products units shipped decreased by 26% and average selling price decreased by 9% compared to the same period of the prior year. Hardware product revenues for Mobile products decreased by $40.2 million or 30%. Total units shipped for Mobile products decreased by 20% and average selling price decreased by

12% compared to the same period of the prior year. Partially offsetting the reduced hardware product revenues for DVD and Mobile products was an increase of $3.6 million or 3% for DTV products. Total units shipped for DTV products increased by 4%, which was offset by a decrease in average selling price of 1% compared to the same period of the prior year. The decrease in Imaging hardware product revenues was primarily due to a 65% decrease in unit shipments attributable to a decline in our Ink Jet business as well as an overall decline in demand as a result of the economic downturn.

Software and Other Revenues

Software and other revenues were $10.6 million for the three months ended September 30, 2009, compared to $14.0 million for the comparable period of the prior year. Software and other revenues decreased by $2.2 million in the Imaging segment and decreased by $1.2 million in the Consumer segment. The decrease in the Consumer segment was mainly due to the decrease in royalty revenue from the Mediatek settlement, which ended in the fourth quarter of 2008. The decrease in the Imaging segment was primarily due to a decrease in royalty revenues from customers due to decreased unit shipments of products that include our software as a result of deterioration in the macroeconomic environment.

Software and other revenues were $33.6 million for the nine months ended September 30, 2009, compared to $43.8 million for the comparable period of the prior year. Software and other revenues decreased by $6.4 million in the Imaging segment and $3.8 million in the Consumer segment compared to the same period in 2008. The decrease in the Consumer segment was primarily a result of the decrease in royalty revenue from the Mediatek settlement, which ended in the fourth quarter of 2008. The decrease in the Imaging segment was primarily due to a decrease in royalty revenues due to decreased unit shipments of products that include our software as a result of the current economic slow down.

Cost of Hardware Product Revenues

Cost of hardware product revenues was $59.8 million for the three months ended September 30, 2009, compared to $66.4 million for the same period in 2008. The decrease in cost of hardware product revenues of $6.6 million or 10% was primarily due to lower costs for our integrated circuits, primarily for our Mobile products, as well as a decrease in total units shipped.

Cost of hardware product revenues were $150.2 million for the nine months ended September 30, 2009, compared to $192.6 million for the same period in 2008. The decrease in cost of hardware product revenues of $42.4 million or 22% was primarily due to a decrease in total units shipped of 21% compared to the same period in 2008. Cost of hardware product as percentage of hardware product revenues remained fairy consistent in the nine months ended September 30, 2009 compared to the same period of prior year.

Research and Development

Research and development expenses were $28.2 million for the three months ended September 30, 2009, compared to $28.9 million for the same period in 2008. The decrease in costs by $0.7 million or 3% was primarily due to fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and reduction in payroll costs in certain areas due to cost control measures currently in place.

Research and development expenses were $85.2 million for the nine months ended September 30, 2009 compared to $87.6 million for the same period in 2008. The decrease in costs by $2.4 million or 3% was primarily due to fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and reduction in payroll costs which was partially offset by a $1.1 million increase in costs for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of the inclusion of operations of Let It Wave which we acquired in June 2008.

Selling, General and Administrative

Selling, general and administrative expenses were $23.1 million for the three months ended September 30, 2009, compared to $23.7 million for the same period in 2008, resulting in a minor decrease in costs of $0.6 million or 2%.

Selling, general and administrative expenses were $84.6 million for the nine months ended September 30, 2009 compared to $73.6 million for the same period in 2008. The increase in costs by $11.0 million or 15% was primarily due to one time costs of $11.0 million incurred during the quarter ended June 30, 2009 in connection with the settlement of intellectual property licensing disputes.

Amortization of Intangible Assets

During the three and nine month periods ended September 30, 2009, we incurred charges of $0.1 and $0.3 million, respectively, related to the amortization of intangible assets compared to $4.5 million and $23.0 million for the three and nine month periods ended September 30, 2008, respectively. The majority of our intangible assets became fully amortized in the third quarter of 2008. At September 30, 2009, we had approximately $0.7 million in net intangible assets acquired through the Let It Wave acquisition in June 2008, which we will continue to amortize on a straight line basis through 2011.

Impairment of Goodwill and intangible assets

During the three and nine months ended September 30, 2008, as a result of our annual impairment test, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in an impairment charge of $164.5 million related to goodwill recorded in our Consumer business segment and $3.1 million related to intangible assets in our Consumer business segment.

In-Process Research and Development

During the nine months ended September 30, 2008, we recorded an in-process research and development expense of $22.4 million as part of the June 2008 acquisition of Let It Wave. There were no charges recorded for in-process research and development during 2009.

Interest Income

Interest income was $2.2 million and $7.3 million for the three and nine month periods ended September 30, 2009, respectively, compared to $3.0 million and $10.8 million for the same period of 2008. The decrease in interest income in 2009 was primarily due to lower average interest earned on our cash and short term investment balances due to declines in interest rates.

Other Income (Expense), net

Other expense was $0.5 million for the three months ended September 30, 2009, compared to an expense of $0.01 million for the same period of 2008. Other income was $0.1 million for the nine months ended September 30, 2009, compared to an expense of $1.1 million for the same period of 2008.

The changes in other income or expense were primarily due to foreign currency remeasurement gains or losses as a result of the fluctuations in the value of the U.S. dollar in comparison to currencies in countries in which we operate.

Provision for Income Taxes

We recorded a tax provision of $1.2 and $3.9 million for the three and nine month periods ended September 30, 2009, compared to a tax benefit of $7.7 million and a tax provision of $2.3 million for the three and nine month periods ended September 30, 2008, respectively. The provision for income taxes reported for the three and nine month periods ended September 30, 2009 reflects the estimated annual tax rate applied to the year to date net income in our profitable jurisdictions, adjusted for discrete items which are fully recognized in the period they occur. In certain foreign jurisdictions, we have losses which we do not expect to benefit from in 2009. At September 30, 2008, we anticipated that our year to date loss would be fully benefitted by the end of the year and accordingly we recognized a benefit on the year to date losses.

The income tax provision for these periods was affected by the geographic distribution of our worldwide earnings and losses, the impacts of recording or removing a valuation allowance relating to deferred tax assets, non-deductible expenses such as stock-based compensation expense, as well as the accrual of liabilities associated with unrecognized tax benefits. Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

Liquidity and Capital Resources

At September 30, 2009, we had $96.9 million of cash and cash equivalents, and $301.1 million of short term investments. At September 30, 2009, we had $408.8 million of working capital.

Cash used in operating activities was $7.3 million during the first nine months of 2009. While we recorded a net loss of $30.0 million, this loss included non-cash items such as depreciation of $5.3 million, amortization of $0.3 million and stock-based compensation expense of $9.1 million. Cash from changes in assets and liabilities was primarily due to an increase in accounts payable, accrued expenses, other current liabilities, and other long term liabilities totaling $6.8 million primarily due to an increase in purchases and a decrease in prepaid expenses, as well as an increase in other current assets and other assets by $4.3 million due to timing of payments, and inventory of $6.3 million to meet an increase in demand in the current quarter. These changes were partially offset by an increase in accounts receivable of $9.0 million due to timing of product shipments in the current period.

Cash used in investing activities was $10.3 million during the nine months ended September 30, 2009, principally reflecting the purchases of investments, net of sales and maturities, of $8.1 million and purchases of property and equipment of $2.2 million.

Cash provided by financing activities during the nine months ended September 30, 2009 was $3.8 million and consisted of proceeds from issuances of common stock through exercises of employee stock options and our Employee Stock Purchase Plan.

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

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

At September 30, 2009, we held ARS with a par value of $35.2 million. Our ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for most of our ARS failed beginning in the first quarter of 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indices. However, due to the current financial market environment, we may be unable to sell these ARS which could restrict our liquidity.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of September 30, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases and license commitments	$41,260	$7,690	$12,400	$10,393	$10,777
Purchase commitments	39,516	39,516	—	—	—
Other long-term liabilities	28,863	—	12,367	492	16,004

Total	$109,639	$47,206	$24,767	$10,885	$26,781

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We account for our investment instruments in accordance with the Investments-Debt and Equity Securities Topic of the FASB Accounting Standards Codification. All of our cash equivalents and marketable securities other than our ARS with UBS are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we generally classify our debt securities as “available-for-sale” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations. We recorded an exchange loss of $0.5 million and $0.09 million for the three months ended September 30, 2009 and 2008, respectively. We recorded an exchange gain of $0.07 million and a loss of $0.9 million for the nine months ended September 30, 2009 and 2008. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, and Note 12.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following description of the risk factors associated with our business includes any material changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock.

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	the timing of new product introductions or enhancements by us and our competitors;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	the timing or cancellation of large customer orders;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding and the timing of product releases;

•	changes in the mix of products sold;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the cost and availability of adequate foundry capacity;

•	the loss or gain of important customers;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of problems with mortgage-related securities, liquidity of financial institutions, and credit market problems;

•	other conditions affecting the timing or size of customer orders;

•	our ability to effectively protect our intellectual property from infringement by others;

•	changes in governmental regulations that could affect our products;

•	disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

•	liquidity constraints caused by failed auctions and lack of a liquid market for our auction rate securities;

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

A significant portion of our expenses are relatively fixed, and the timing of increases in expenses is based in large part on our forecast of future revenues. As a result, if revenues do not meet our expectations, we may be unable to quickly adjust expenses to levels appropriate for our actual revenues, which could harm our operating results.

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

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in a given quarter may affect our ability to meet that quarter’s revenue forecast and can lead to excess inventory write-offs. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory that would reduce our profit margins and adversely affect our results of operations and financial condition.

We derive most of our revenue from sales to a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our largest customers account for a substantial percentage of our revenues. For the nine months ended September 30, 2009, two customers accounted for 21% and 11% of total revenues while sales to our ten largest customers accounted for 70% of our total revenues. In 2008, three customers accounted for 13%, 10% and 10% of our total revenues, respectively, and sales to our ten largest customers accounted for 64% of our total revenues. In the Mobile phone market, we currently rely almost exclusively on a single customer. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of September 30, 2009, five customers accounted for approximately 24%, 13%, 11%, 11% and 11% of our net accounts receivable balance, respectively.

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

The current worldwide economic downturn has reduced and is likely to further reduce consumer spending on products made by our customers. Other factors, such as unemployment levels, inflation, deflation, fuel and energy costs, consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those made by our customers. Reduced sales by our customers hurt our business by reducing demand for our products. Moreover, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers would reduce our immediate and future revenues. In addition, our expenses could rise due to, among other things, fluctuations of the value of the United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses hurts our profitability and harms our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the worldwide economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future financial statements.

Trends in global credit markets could result in insolvency of our key suppliers or customers, and customer inability to finance purchases of our products.

The credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the worldwide economy may adversely affect our customers and suppliers. As a result of these conditions, our customers may experience cash flow problems and may modify, delay or cancel plans to purchase our products. If our customers are unable to finance purchases of our products, our sales will be harmed.

Similarly, current economic and credit conditions may cause our suppliers to increase their prices or reduce their output, which could increase our expenses or impair our sales. Moreover, if one of our key suppliers becomes insolvent, we may not be able to find a suitable substitute in a timely manner and our cost of production may increase. If economic and credit conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results may be harmed.

Our products are characterized by average selling prices that typically decline over relatively short time periods; if we are unable to reduce our costs or introduce new products with higher average selling prices, our financial results will suffer.

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be – for example, we have experienced declines in average selling prices in the nine months ended September 30, 2009 compared to the same period of the prior year.

Our operating results may be harmed by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be harmed.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions. These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated decline of average selling prices. The current worldwide economic downturn and the downturn in our industry has harmed our revenue and our results of operations. This downturn may be severe and prolonged, which may continue to harm our revenues, gross margins and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenues if we are unable to ship enough products to meet customer demand.

The recent worldwide economic downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. This downturn could delay and/or lengthen sales cycles by causing U.S. and foreign businesses to slow or postpone spending on our products and services. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions continue to have a compounding negative impact on our results of operations.

Our success depends on our ability to develop and market new products in new markets.

In recent years, we have derived a majority of our product revenues from the sale of integrated circuits for DVD and digital camera applications. We expect that sales of our products for these applications will account for a smaller portion of our revenues in the foreseeable future. We have sold fewer units of both our DVD and Mobile products in the first three quarters of 2009 than in the first three quarters of 2008 and average selling prices for these products have also declined in 2009. Our future financial performance will depend on our ability to successfully develop and market new products in the digital television, HDTV, set top box and digital imaging markets. If the markets for these products and applications decline or fail to develop as expected, or we are not successful in our efforts to develop, market and sell our products to manufacturers who incorporate integrated circuits into these products, our financial results will be harmed.

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

In the consumer electronics market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, digital cameras, digital televisions, multimedia accelerators for mobile phones, set top boxes and digital imaging products. These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling original equipment manufacturers, or OEMs, to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

In the Imaging market, our performance has been dependent on our successful development and timely introduction of integrated circuits for printers and multi-function peripherals. These markets are characterized by the incorporation of a steadily increasing level of integration and higher speeds on a chip at the same or lower system cost, enabling OEMs to improve the performance and features or reduce the prices of the systems they sell. If we are unable to develop and introduce integrated circuits with increasing levels of integration, performance and new features at competitive prices, our operating results will suffer. The performance of our imaging software licensing business is dependent on our ability to develop and introduce new releases of our software, which incorporate new or enhanced printing standards, as well as performance enhancements required by our OEM customers. If we are unable to develop and release versions of our software supporting required standards and offering enhanced performance, our operating results will suffer.

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

The markets in which we compete are intensely competitive and are characterized by rapid technological change, declining average unit selling prices and rapid product obsolescence. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or more desirable features than our products. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems.

Our existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, marketing, personnel, technological, market, distribution and other resources. These competitors may also have broader product lines and longer standing relationships with customers and suppliers than we have. Many of our competitors are located in countries where our customers are located, such as China, Japan and Korea, which may give them an advantage in securing business from these customers.

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek and Sunplus Technology Co. Ltd. In the digital camera market, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, SunPlus Inc., Novatech and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include Broadcom Corp., CoreLogic, MtekVision Co.Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, MediaTek and ST Microelectronics. Others who also participate in this market are Micronas, NXP and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

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

Our success will also depend on the successful development of new markets and the application and acceptance of new technologies and products in those new markets. For example, our success will depend on the ability of our customers to develop new products and enhance existing products in the digital television and set-top box markets and to introduce and promote those products successfully. These markets may not continue to develop to the extent or in the time periods that we currently anticipate due to factors outside our control. If new markets do not develop as we anticipate, or if our products or those of our customers do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be harmed. The emergence of new markets for our products is also dependent in part upon third parties developing and marketing content in a format compatible with commercial and consumer products that incorporate our products. If this content is not available, manufacturers may not be able to sell products incorporating our products, and our sales would suffer.

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

Our reliance on independent foundries involves a number of risks, including:

•	the inability to obtain adequate manufacturing capacity;

•	the unavailability or interruption of access to certain process technologies necessary for manufacture of our products;

•	lack of control over delivery schedules;

•	lack of control over quality assurance;

•	lack of control over manufacturing yields and cost;

•	difficulties in managing these foundries due to our limited personnel and other resources in the countries in which they are located; and

•	potential misappropriation of our intellectual property.

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

During 2008 and the first nine months of 2009, 93% of our total revenues were derived outside of North America. We moreover, anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. Substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to a variety of risks inherent in doing business internationally, including:

•	operating in countries where we have limited or no experience, and limited personnel and other resources;

•	unexpected changes in regulatory requirements;

•	fluctuations in exchange rates;

•	political and economic instability;

•	armed conflicts or other crises;

•	earthquakes, floods, health epidemics;

•	imposition of tariffs and other barriers and restrictions;

•	the burdens of complying with a variety of foreign laws; and

•	health risks in a particular region.

A material amount of our research and development personnel and facilities and a portion of our marketing personnel are located in Israel. Political, economic and military conditions in Israel directly affect our operations. For example, increased violence or armed conflict in Israel or the Palestinian territories may disrupt travel and communications in the region, harming our operations there. Furthermore, some of our employees in Israel are obligated to perform up to 36 days of military reserve duty annually and may be called to active duty in a time of crisis. The absence of these employees for significant periods may cause us to operate inefficiently during these periods.

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

We also maintain offices in England, France, Germany, India, Japan, Korea, Sweden and Taiwan, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

A portion of the cost of our operations, relating mainly to our personnel and facilities is incurred in foreign currencies. As a result, we bear the risk that the rate of inflation in those foreign countries or the decline in value of the United States dollar compared to those foreign currencies will increase our costs as expressed in United States dollars. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against foreign currencies. These measures may not adequately protect us from the impact of inflation or currency fluctuation in foreign countries.

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

Any armed conflict affecting Israel could greatly disrupt our Israeli operations locally and as a result hinder our business generally by delaying product development or interfering with global marketing efforts. For example, as a result of the heightened military operations in Gaza, some of our employees were conscripted for several weeks ending in January 2009. Additional employees may be called to active duty in the future. Extended absences could disrupt our operations and delay product development cycles.

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

Our success and ability to compete depend in large part upon protection of our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

We have made investments in, and acquisitions of other complementary companies, products and technologies, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	use a significant amount of our cash;

•	assume liabilities;

•	incur expenses related to the future impairment of goodwill and the amortization of intangible assets; or

•	incur other large write-offs immediately or in the future.

Our operation of acquired business will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	acquisition of unproven technologies under development;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	harm to existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organizations.

We may not be able to successfully complete the integration of acquired in-process products, technologies or personnel and any failure to do so could disrupt our business, cause us to not achieve the intended benefits of the acquisition, and seriously harm our financial condition. In June 2008 we acquired Let It Wave, a French company, and its frame rate conversion technology, which is still in development. There is no assurance that we will be able to complete the development of this technology and bring it to market.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment, no less often than annually, when changes in circumstances indicate the carrying value may not be recoverable. A change in circumstances may be indicated, and the carrying value of our goodwill or intangible assets may be impaired (not be recoverable), where there are declines in our stock price and market capitalization, declines in expected future cash flows, or slower growth rates in our industry. When we performed our annual impairment test in 2009, we determined that goodwill and intangible assets related to our reporting units had fair values above their carrying values and no impairment was recorded.

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

We anticipate that our future growth, if any, will require us to recruit and hire a substantial number of new engineering, managerial, sales and marketing personnel. Our ability to manage growth successfully will also require us to expand and improve administrative, operational, management and financial systems and controls. Many of our key functions, including a material portion of our research and development, product operations and a significant portion of our marketing, sales and administrative operations are located in Israel. A majority of our sales and marketing and certain of our research and development and administrative personnel, including our President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations places additional strain on our resources and our ability to manage growth effectively. If we are unable to manage growth effectively, our business will be harmed.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

At the end of September 2009, we had $398.0 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

At September 30, 2009, we held auction rate securities (“ARS”) with a par value of $35.2 million. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in the first quarter of 2008, when sell orders exceeded buy orders. There can be no assurance that we will be able to dispose of our ARS at favorable pricing, or at all.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2009 and September 30, 2009, the sale prices of our common stock, as reported on the Nasdaq Stock Market, ranged from a low of $5.20 to a high of $12.00. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

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

ZORAN CORPORATION

Dated: November 6, 2009	/S/ KARL SCHNEIDER
Karl Schneider
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	3.1	4/23/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X