Form 10-K
period 2009-12-31
ZORAN CORP \DE\
filed 2010-03-01
CIK 1003022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such short period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2009, as reported on the Nasdaq Global Select Market, was approximately $562,914,815.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of February 24, 2010: 51,180,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report where indicated.

ZORAN CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2009

i

Special Note Regarding Forward-Looking Statements

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” of Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1—Business

Company Overview

Zoran Corporation is a leading provider of digital solutions in the digital entertainment and digital imaging market. Zoran has pioneered high-performance digital audio and video, imaging applications, and Connect Share Entertain™ technologies for the digital home.

We provide integrated circuits, software and platforms for digital televisions, set-top boxes, DVD and HD media players, digital cameras and printer, scanners and related Multi Function Peripherals (MFP). We sell our products to original equipment manufacturers that incorporate them into products for consumer and commercial applications. We were incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Our corporate headquarters are located at 1390 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 523-6500. Our website can be found at www.zoran.com.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website under “Investors / SEC Filings” as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-202-551-8090, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Zoran Solutions

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video, audio and imaging applications. We were a pioneer in the development of high performance digital signal processor (“DSP”) products, and have developed expertise in integrated mixed signal circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, and video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solutions include:

Standards-Plus Methodology We leverage our multi-disciplinary expertise and proprietary digital signal processing and compression technologies to develop what we refer to as “standards-plus” solutions. We enable original equipment manufacturers (“OEMs”) to improve image and sound quality and deliver superior products to end users by adding more features around compression standards, such as more efficient use of memory, processing and communication resources, as well as audio and image enhancement algorithms. We also provide OEMs the ability to include OEM-programmable effects and features, as well as variable compression ratios for video. These “standards-plus” features allow our customers to differentiate their products from those of their competitors.

Expandable and Programmable Architectures We design our integrated circuits to enable easy adaptation for a broad range of specific applications. We can vary the architecture of our chips by adding or deleting modules, and we can also modify the software embedded in the chips themselves to address specific applications. We also license ready-to-manufacture “cores”—building blocks of integrated circuits—that can be integrated into our customers’ chips. Combined with the enhanced functionality of our “standards-plus” technology, our expandable and programmable architecture facilitates product design, upgrades and customization, designed to accelerate our customers’ time to market with differentiated products.

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

Cost-Effective Products We focus on reducing the size, power requirements and number of integrated circuits necessary to perform required system functions, including compression. This reduces our customers’ manufacturing costs for products which incorporate our integrated circuits, and also reduces the cost of operating those products so that our products can be used in a broader range of high volume applications. The modular nature of our architecture reduces our new product development costs, and enables our design engineers to meet our customers’ new product specifications and cost parameters.

Near Production-Ready System Reference Designs We provide our customers with a broad range of engineering reference boards and products complete with device driver software, embedded software and detailed schematics. These products are designed to substantially shorten our customers’ product design time.

Strategy

Key elements of our strategy include the following:

Focus on Growth and High Volume Our strategy is to focus on providing cost-effective, high-performance digital video, television, imaging and mobile solutions for consumer electronics and printing applications. The markets we currently target include: digital televisions, set-top boxes, DVD and HD media players, digital cameras, and multifunction printing devices. In these markets we strive to introduce increasingly feature-rich products with reduced costs for our customers.

Leverage Existing Technology and Expertise We intend to identify and actively pursue adjacent markets that we believe have high growth potential for our products. Our proprietary digital signal processing and compression technologies can be used in many emerging markets where there is demand for high-quality digital video products.

Further Penetrate Key International Markets We have offices in China, France, India, Israel, Japan, Korea, Sweden, Taiwan, the United Kingdom and the United States. At the end of 2009, we had over 1,243 employees working in various office locations. We believe that by having a presence in regions near our customers we are better able to provide local application support that helps our customers deliver new consumer electronics products to market more quickly.

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

Consumer Video Playback Systems

Red-laser and Blu-ray DVD players primarily use MPEG 2 video compression and Dolby Digital or similar audio technology to provide significantly higher quality playback than earlier generation products such as VCRs, Video CD or Super Video CD players.

Digital Imaging Print Products

The market for Digital Imaging Print Products includes both Printers and MFP that print, scan, copy and fax. The market comprises both business and enterprise segments, served primarily by networked laser products and consumer segments served primarily by Ink Jet products.

In the enterprise networked segment, most devices utilize a Page Description Language (“PDL”) to transmit the document to be printed from the application to the printer. The embedded controller in the printer or MFP then interprets and renders the file into pixels to be laid down on the paper.

In general, applications are designed to send jobs to printers using one or all of a number of protocols or language families. Print Control Language, or PCL, originated as a Hewlett-Packard developed protocol for page printers and has become an industry standard in office environments. Both PCL 5 and PCL XL, or PCL 6, are supported in office printers today. The application may also use the PostScript language originally developed by Adobe. More recently, printers have also offered support for portable digital document formats that are designed to be widely viewed and shared, such as PDF, originally developed by Adobe and XML Paper Specification, or XPS, a new format, introduced by Microsoft is also being deployed as a format in printers.

Products

We offer products in four principal product families:

•

DTV products—high-performance, highly integrated ASICs and system-on-a-chip solutions for standard and high definition digital television products including televisions, set-top boxes, ATSC converter boxes, personal video recorders, digital video recorders, as well as platforms, drivers and software stacks for a variety of operating systems required for digital television applications that support regional standards emerging around the world.

•

Mobile products—highly integrated digital camera processors including image signal processing, image and video compression and decompression products based on JPEG, MPEG 4, H.264 and other technologies for the digital camera.

•

DVD and Multimedia Players—high-performance integrated system-on-a-chip solutions, including video and audio compression and decompression products based on MPEG, Dolby Digital and other audio/video standards for use in red laser DVD players and related products. Also includes high-performance system-on-a-chip solutions used for HD, connected systems of Blu-Ray DVD and other video systems.

•	Digital Imaging products—IC-based controller products and PDL software for both consumer and enterprise printers.

The following table lists our principal integrated circuits currently in production, as well as the most recent versions of our printer software products:

Product Family	Principal Products	Principal Applications
DTV	• SupraTV® integrated SD processors	Set-top boxes and ATSC converter boxes
	• SupraXD® integrated processors	Set-top boxes for High Definition Broadcast
	• SupraHD® integrated processors	High definition LCD televisions
	• SupraFRC® frame rate conversion processor	High definition LCD televisions

Mobile	• COACH Digital camera processors	Digital cameras and camcorders

DVD and Multimedia Players	• Vaddis® integrated DVD processors	DVD players and related products
	• HDXtreme® multimedia upscaler	DVD players and related products
	• VaddisHD® multimedia processor	Multimedia players

Digital Imaging	• Quatro® digital printing processors	All-in-one inkjet, laser printers, color laser MFPs and high-speed scanners
	• IPS printing software	Networked printers and MFPs

Zoran, the Zoran logo, HDXtreme, Quatro, SupraFRC, SupraHD, SupraTV, SupraXD, Vaddis and VaddisHD are trademarks and/or registered trademarks of Zoran Corporation and/or its subsidiaries in the United States and/or other countries. All other names and brands may be claimed as property of others.

DTV Our DTV products include integrated circuit products for both high definition and standard definition formats for digital televisions, set-top boxes and related applications, including personal video recorders. Our system-on-a-chip products utilize advanced CPUs (or advanced design) resulting in higher performance with lower power consumption and our highly integrated SupraHD® product line addresses the mainstream market segment as well as high-end and entry-level segments of the digital television and analog-to-digital broadcast transition markets. Our new Supra FRC® processor is designed to deliver superior quality and cost performance for OEMs competing in the 120Hz/240Hz DTV market. Our innovative approach to video processing yields outstanding video quality without the common artifacts introduced by current state-of the industry motion compensation technologies. In the set-top box domain we are shipping our products to the China cable and Europe “free-to-air” market.

Mobile Our COACH processors are integrated system-on-a-chip solutions that include most of the electronics of a digital camera, which can be connected directly to a high-resolution CCD or CMOS sensor. The COACH IC processes the video information in real time, compresses the captured image in real time, while interfacing to an LCD, TV or micro display and to all types of flash memory. The COACH products also allow for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH product is supplemented by digital camera reference designs, “CamON” and “CamMini,” products which shorten the time to market for our customers. The newest COACH processors utilize MPEG-4 and H.264 codecs to incorporate basic digital camcorder capabilities for displaying video clips on a PC or TV.

DVD and Multimedia Players Our Vaddis® processors perform all the audio and video decoding and display requirements of the DVD specifications, including MPEG 2 audio and video decoding, Dolby Digital, DivX and MLP audio decoding, on-screen display, decryption required for copyright protection and presentation of graphic information. The HDXtreme® technology allows DVD playback and viewing of JPEG pictures on an HDTV with an HDMI interface in a resolution of up to 1080p. We also provide DVD player reference designs based on our Vaddis® product family that help our customers accelerate time to market for their products. Our VaddisHDs® processor ICs integrate a state-of-the art High Definition (“HD”) video pipeline and enable multi-standard decoding, including support for HD H.264, VC1, MPEG2, MPEG4, and AVS. With an integrated dual processor and dual Audio DSP, it enables the most advanced HD applications, including Java and HDi support for the Blu-Ray and HD-DVD standards, respectively. This IC family also incorporates our latest HDXtreme® video processing and scaling technology in our SupraHD® HDTV processors powering major brand HDTVs.

Digital Imaging Our Quatro® product line is a family of programmable SOC solutions for imaging and printing devices, including multifunction and single function color inkjet and color and mono laser devices. IPS printing software is licensed to OEMs, either in conjunction with our Quatro® SOC, or independently to be run on the customers CPU of choice. It incorporates interpreter and render software to support all the PDL streams listed above.

Customers

Our customers consist primarily of OEMs, original design manufacturers (“ODMs”), and resellers in both domestic and international markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several markets. Our sales and marketing teams work closely with our customers to define product features, performance and timing of new products so that the products we are developing meet the needs of our customers. We also employ application engineers to assist our customers in designing, testing and qualifying system designs that incorporate our products. We believe that our commitment to customer service and design support improves our customers’ time-to-market and fosters relationships that encourage customers to use the next generation of our products.

In 2009, three customers accounted for 20%, 12% and 10% of our total revenues, respectively.

Research and Development

We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets. We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio, video and imaging solutions. Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio, video and imaging application markets. In addition, we seek to design integrated circuits and cores, as well as near production-ready reference designs that reduce the time needed by manufacturers to integrate our ICs into their products.

We are a party to research and development agreements with the Chief Scientist in Israel’s Ministry of Industry and Trade and the Israel-United States Bi-national Industrial Research and Development Foundation. These organizations fund up to 50% of incurred costs for approved projects up to contract maximums. The agreements require us to use our best efforts to achieve specified results and to pay royalties at rates of 3% to 5% of resulting product sales and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses are net of these grants, which fluctuate from period to period. The amount received was $181,000, $75,000 and $27,000 in 2009, 2008 and 2007, respectively. The terms of Israeli government funding include restrictions on the location of research and development activities, and the terms of the grants from the Chief Scientist prohibit the transfer of technology developed pursuant to these grants to any person without the prior written consent of the Chief Scientist.

Sales and Marketing

Our sales and marketing strategy is to focus on providing solutions to manufacturers seeking to design audio, video and imaging products for existing and emerging high volume consumer applications. We attempt to identify market segments that have the potential for substantial growth. To implement our strategy, we have established a worldwide direct sales force in offices located near our key customers and strategic partners, and a worldwide network of independent sales representatives and resellers. In some cases, our strategic partners also provide sales and marketing support.

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

We have offices in Shenzhen and Shanghai, China as part of our effort to capture a leadership position in the Chinese digital audio and video markets and offices in Taipei and Hsinchu, Taiwan in an effort to better address the video, imaging and digital camera market. In addition, we operate sales support offices in Hong Kong, India and Korea that provide sales, applications and customer support.

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

Our primary foundry is Taiwan Semiconductor Manufacturing Company (“TSMC”), which has manufactured integrated circuits for us since 1987. TSMC and Tower Semiconductor Ltd. are currently manufacturing our DVD, DTV, imaging and mobile products. LSI Corporation is providing turn-key manufacturing for one high-end laser-printer product. Our independent foundries fabricate products for other companies and may also produce products of their own design. By subcontracting our manufacturing requirements, we can focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities. Most of our semiconductor products are currently being assembled by one of two independent contractors and tested by those contractors or other independent contractors. Our primary services company for assembly and testing is Advanced Semiconductor Engineering Inc. Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering.

We currently purchase products from all of our foundries under individually negotiated purchase orders. We do not currently have a long-term supply contract with TSMC, and therefore TSMC is not obligated to manufacture products for us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order.

Competition

Our existing and potential competitors include many large domestic and international companies that have substantially greater finance, manufacturing, technology, marketing, personnel and distribution resources than we have.

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek Inc. and Sunplus Technology Co. Ltd. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, Novatech, Sunplus and Texas Instruments, Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, Mediatek Inc., ST Microelectronics and Trident. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

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

Historically, average unit selling prices (“ASPs”) in the semiconductor industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the ASPs of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the ASPs of our products, we seek to continually reduce the cost of our products and continue to integrate additional functions into our ICs. We intend to accomplish this by implementing design changes that integrate additional functionality and lower the cost of manufacturing, assembly and testing by negotiating reduced charges at our foundries as, and if, volumes increase, and by successfully managing our manufacturing and subcontracting relationships. Since we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

Proprietary Rights and Licenses

Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limit access to our proprietary information. We currently hold 359 issued patents worldwide, and have additional patent applications pending. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology, or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums or standards bodies that license patents relating to various standards for consumer electronics and digital technology have created uncertainty with respect to the use and enforceability of patents implementing those standards. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and, thus, make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of December 31, 2009, we had 1,243 employees, including 550 employees primarily involved in research and development activities, 543 in marketing and sales, 116 in finance, human resources, information systems, legal and administration, and 34 in manufacturing control and quality assurance. We had 368 employees based in Israel, primarily involved in engineering and research and development, 195 employees at our facility in Sunnyvale, California and 130 employees at our facility in Burlington Massachusetts. We have 307 employees in our China office. Other employees are located in our international offices in France, Germany, India, Japan, Korea, Sweden, Taiwan and the United Kingdom. We believe that our future success depends in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 1A—Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	the timing of new product introductions or enhancements by us and our competitors;

•	changes in the mix of products sold;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	the timing or cancellation of large customer orders;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	the length and variability of the sales cycle for our products;

•	price changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the cost and availability of adequate foundry capacity;

•	the loss or gain of important customers;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of credit and equity market fluctuations and lack of credit availability for our customers and suppliers and credit market problems;

•	other conditions affecting the timing or size of customer orders;

•	our ability to effectively protect our intellectual property from infringement by others;

•	changes in governmental regulations that could affect our products;

•	disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

•	liquidity constraints caused by failed auctions and lack of a liquid market for our auction rate securities;

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future and any further or continuing economic slowdown could increase the seasonal decline in sales that we typically see in the first half of the calendar year or mitigate the typical increase in sales in the second half of the calendar year.

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in a given quarter may affect our ability to meet that quarter’s revenue forecast and can lead to excess inventory write-offs. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory causing us to take write offs that would reduce our profit margins and harm our results of operations and financial condition.

We derive most of our revenue from sales to a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our largest customers account for a substantial percentage of our revenues. For the year ended December 31, 2009, three customers accounted for 20%, 12% and 10% of total revenues while sales to our ten largest customers accounted for 69% of our total revenues. In 2008, three customers accounted for 13%, 10% and 10% of our total revenues, respectively, and sales to our ten largest customers accounted for 64% of our total revenues. In the mobile phone market, we currently rely almost exclusively on a single customer. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of December 31, 2009, five customers accounted for approximately 23%, 15%, 13%, 13% and 10% of our net accounts receivable balance, respectively.

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

We generally do not enter into long-term purchase contracts with our customers, and we cannot be certain as to future order levels from our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. Termination or reduction in orders by one of our major customers would harm our financial results.

The worldwide economic downturn and other adverse economic factors has reduced our sales and revenues, increased our expenses and hurt our profitability, results of operations and financial condition.

The current worldwide economic downturn has reduced consumer spending on products offered by our customers. Other factors, such as unemployment levels, inflation, deflation, fuel and energy costs, consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those offered by our customers. Reduced sales by our customers harm our business by reducing demand for our products. Moreover, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers would reduce our current and future revenues. In addition, our expenses could increase due to, among other things, fluctuations of the value of the United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses hurts our profitability and harms our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the worldwide economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future financial statements.

Trends in global credit markets could result in insolvency of our key suppliers or customers, and customer inability to finance purchases of our products.

The credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the worldwide economy may adversely affect our customers and suppliers. As a result of these conditions, our customers may experience cash flow problems, may not be able to obtain credit to finance their purchases and may modify, delay or cancel plans to purchase our products or lengthen payment terms. If our customers are unable to finance purchases of our products, our sales will be harmed.

Similarly, current economic and credit conditions may cause our suppliers to increase their prices, tighten payment terms or reduce their output, which could increase our expenses or impair our sales. Moreover, if one of our key suppliers becomes insolvent, we may not be able to find a suitable substitute in a timely manner and our cost of production may increase. If economic and credit conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results may be harmed.

Our products are characterized by average selling prices that typically decline over relatively short time periods; if we are unable to reduce our costs or introduce new products with higher average selling prices, our financial results will suffer.

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be—for example, we have experienced declines in average selling prices in fiscal year 2009 compared to fiscal year 2008.

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

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

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

In the consumer electronics market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, digital cameras, digital televisions, multimedia accelerators for mobile phones, set-top boxes and digital imaging products. These markets are characterized by the incorporation of a steadily increasing level of integration and numbers of features on a chip at the same or lower system cost, enabling OEMs, to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

Our existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, marketing, personnel, technological, market, distribution and other resources. These competitors may also have broader product lines and longer standing relationships with customers and suppliers than we have. Many of our competitors are located in countries where our customers are located, such as China, Japan, Korea and Taiwan, which may give them an advantage in securing business from these customers.

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek and Sunplus Technology Co. Ltd. In the digital camera market, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, Novatech, SunPlus Inc. and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include Broadcom Corp., CoreLogic, MtekVision Co.Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, MediaTek, ST Microelectronics and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

The DVD player market has slowed, and continued competition will lead to further price reductions and reduced profit margins. We also face significant competition in the DTV, digital imaging and digital camera markets. The future growth of these markets is highly dependent on OEMs continuing to outsource chip supply and an increasing portion of their product development work rather than doing it in-house. Many of our existing competitors, as well as OEM customers that are expected to compete with us in the future, have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. In addition, much of our future success is dependent on the success of our OEM customers. If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

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

Our new frame rate conversion technology remains unproven and our financial results and ability to compete could be harmed.

Through our acquisition of Let It Wave in June 2008, we acquired a frame rate conversion technology, for which we completed development in June 2009. Our competitors may develop a superior performance image processing technology. If we cannot successfully market and sell our frame rate conversion technology, we will not be able to recoup our costs of acquiring Let It Wave or our development costs for this technology, and our financial results and ability to compete would be harmed.

We rely on independent foundries and contractors for the manufacture, assembly and testing of our integrated circuits and other hardware products, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

We do not own or operate an assembly, fabrication or test facility. We rely on independent foundries to manufacture substantially all of our products. These independent foundries fabricate products for other companies and may also produce products of their own design. Availability of foundry capacity has at times in the past been, and may in the future be, reduced due to strong demand. Additionally, due to the recent global economic environment it is possible that our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a closure at any of these foundries, our product revenue, cost of product revenue and results of operations would be negatively impacted.

We do not have long-term supply contracts with any of our suppliers, including our principal supplier, TSMC, and our principal assembly houses. Therefore, TSMC and our other suppliers are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

Our reliance on independent foundries involves a number of risks, including:

•	inability to obtain adequate manufacturing capacity;

•	inability to cancel orders after the submission of binding purchase orders;

•	unavailability or interruption of access to certain process technologies necessary for manufacture of our products;

•	lack of control over delivery schedules;

•	lack of control over quality assurance;

•	lack of control over manufacturing yields and cost;

•	difficulties in managing these foundries due to our limited personnel and other resources in the countries in which they are located; and

•	potential misappropriation of our intellectual property.

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

If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and our sales would be reduced. In order to secure additional foundry capacity, we have considered, and may in the future need to consider, various arrangements with suppliers, which could include, among other things:

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

During 2009 and 2008, 93% of our total revenues were derived outside of North America. We anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. Substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

We are subject to a variety of risks inherent in doing business internationally, including:

•	operating in countries where we have limited or no experience, and limited personnel and other resources;

•	unexpected changes in regulatory requirements;

•	fluctuations in exchange rates;

•	political and economic instability;

•	armed conflicts or other crises;

•	earthquakes, floods and health epidemics;

•	imposition of tariffs and other barriers and restrictions;

•	the burdens of complying with a variety of foreign laws; and

•	health risks in a particular region.

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

Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and may not be sustained. If Asia, particularly China, fails to continue its recent growth, or even contracts, this could harm our OEM and ODM customers based in Asia and cause them to purchase fewer products from us for shipment to China, the rest of Asia and globally. In addition, Asia consumers may purchase fewer products sold by our OEM customers containing our products, and we may experience disruptions in our operations in Asia, which could harm our business and financial results.

We also maintain offices in France, Germany, India, Japan, Korea, Sweden, Taiwan and the United Kingdom, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

We transact business and have operations worldwide. For example, international transactions account for a substantial majority of our sales; our semiconductor products are manufactured, assembled and tested outside of the United States. Our global operations involve significant complexity and difficulties, including:

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

We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ 368 people. We also conduct a portion of our sales and marketing operations at our Haifa facility.

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

Changes in, or different interpretations of, tax rules and regulations may adversely affect our effective tax rates.

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

Our future net income and cash flow will be affected by our ability to apply our net operating loss carryforwards, or (“NOLs”), against taxable income in future periods. Our NOLs totaled approximately $162.0 million for federal, $39.0 million for state and $143.0 million for foreign tax reporting purposes as of December 31, 2009. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances. Changes in tax laws in the United States or foreign jurisdictions may further limit our ability to utilize our NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

At the end of December 2009, we had $398.7 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities (ARS) and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

At December 31, 2009, we held ARS with a par value of $34.9 million. Historically, our ARS were highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in the first quarter of 2008, when sell orders exceeded buy orders. There can be no assurance that we will be able to dispose of our ARS at favorable pricing, or at all.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2009 and December 31, 2009, the sale prices of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $5.20 to a high of $12.00. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 1B—Unresolved Staff Comments

None

Item 2—Properties

Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in September 2016. A significant portion of our research and development and engineering facilities and our administration operations are currently located in approximately 109,700 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in November 2016. We also lease facilities, primarily for sales, product development, and technical support, in Shenzhen, Shanghai and Hong Kong, China; Paris, France; Tokyo, Japan; Seoul, Korea; Burlington, Massachusetts; Linkoping, Sweden, Taipei, Taiwan and Manchester, United Kingdom;. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations where we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3—Legal Proceedings

See Note 9, “Commitments and contingencies” to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Item 4—Reserved

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZRAN”.

The following table sets forth the high and low sales prices of our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

	High	Low
2008
First Quarter	$22.48	$11.49
Second Quarter	$16.22	$11.56
Third Quarter	$12.18	$7.90
Fourth Quarter	$8.28	$5.53
2009
First Quarter	$9.04	$5.20
Second Quarter	$11.67	$8.75
Third Quarter	$12.00	$10.55
Fourth Quarter	$11.14	$8.82

As of December 31, 2009, there were 277 holders of record of our common stock.

We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchased 1,000,000 shares of our equity securities in 2009. The following is a summary of stock repurchase activities during 2009 (in thousands except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
November 1 to November 30, 2009	1,000	$9.74	1,000	$80,249

Item 6—Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$380,081	$438,539	$507,361	$495,805	$395,758
Gross profit(1)	183,584	209,531	271,079	269,545	209,586
Operating income (loss)	(36,781)	(216,037)	2,293	10,556	(29,879)
Net income (loss)	(32,958)	(215,727)	66,186	16,328	(30,272)
Basic net income (loss) per share	$(0.64)	$(4.20)	$1.32	$0.34	$(0.68)
Diluted net income (loss) per share	$(0.64)	$(4.20)	$1.29	$0.33	$(0.68)
Shares used in diluted per share calculations	51,464	51,350	51,404	50,099	44,267

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments (see Note 4)	$398,686	$358,527	$319,809	$296,229	$149,346
Working capital	408,573	378,234	340,406	314,790	170,114
Total assets	552,456	572,447	820,332	676,630	602,631
Other long term liabilities	32,397	26,985	20,756	12,784	11,939
Accumulated deficit	(409,556)	(376,598)	(160,871)	(227,510)	(243,838)
Total stockholders’ equity	$460,268	$479,410	$687,772	$583,997	$496,924

(1)	Computed using total revenues less cost of hardware product revenues

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We provide integrated circuits, software and platforms for digital televisions, digital cameras, set-top boxes, DVD and HD media players, and digital imaging products, consisting of semiconductor hardware and software that enable printing, scanning, processing and transmission of documents to computer peripherals that perform printing functions. Our products are used by the OEMs for consumer and commercial applications.

Starting in the second half of 2008, our revenues were harmed by the deteriorating macroeconomic environment which had the effect of reducing consumer spending. As a result of those deteriorating conditions, we implemented several cost containment programs including realigning our resources to focus on our key priorities, reducing investments in certain areas, generally eliminating salary increases and scaling back travel, as well as other measures. In addition, we renewed our focus on maintaining a strong balance sheet, and in particular, managing our cash and inventory balances very closely.

While the global economic downturn continues to affect consumer spending, we are seeing some indications that it may be stabilizing. In 2009, we saw growth in our DTV product line as a result of increased demand for low to mid-range LCD TVs where we have a strong market position. Also, we had growth in our digital camera product line as a result of increased demand for low to mid-range models.

While we have seen some recent strength in demand for certain of our products, consumer spending has not yet reached previous levels and we are continuing several of the cost containment measures previously mentioned.

Revenues

We derive most of our revenues from the sale of our integrated circuit and system-on-a-chip products. Historically, average selling prices for our products, consistent with average selling prices for products in the semiconductor industry generally, have decreased over time. Average selling prices for our products have fluctuated substantially from period to period, reflecting changes in our mix of product sold and transitions from low-volume to high-volume production. In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

We also derive revenues from licensing our software and other intellectual property. Licensing revenues include one-time license fees and royalties based on the number of units sold by the licensee. Quarterly licensing revenues can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value. In instances where we are unable to determine the fair value of our maintenance obligations, revenue for the entire arrangement is recognized ratably over the term of the arrangement. We recognize maintenance and support revenue ratably over the term of the arrangement. We also receive royalty revenues based on per unit shipments of products that include our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter after the sales are made by our licensee.

We also generate a portion of our revenues from development contracts, primarily with key customers. Revenues from development contracts are generally recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt.

Cost of Hardware Product Revenues

Our cost of hardware product revenues consists primarily of fabrication costs, assembly and test costs, the cost of materials and overhead from operations and allocable facilities costs. If we are unable to reduce our cost of hardware product revenues to offset anticipated decreases in average selling prices, our product gross margins will decrease. We expect both product and customer mix to continue to fluctuate in future periods, causing fluctuations in margins.

Research and Development

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities costs of engineering materials and supplies and allocable facilities costs. We believe that significant investments in research and development are required for us to remain competitive, and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, sales commissions, product promotion, other professional services and allocable facilities costs.

Income Taxes

Our global effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses as our statutory tax rate varies significantly by jurisdiction . Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, due to economic changes in the global economy during 2008 and 2009, we identified certain foreign jurisdictions where it is no longer more likely than not that we will fully utilize our deferred tax assets, and we continue to record a valuation allowance on the portion of our deferred tax assets for which future income is uncertain. The determination of when to record or remove a valuation allowance is highly subjective and is done by jurisdiction. We rely primarily on an analysis of cumulative earnings or losses and projected future earnings or losses. It is possible that we will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in each jurisdiction.

Our Israeli subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2010 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

Acquisition

On June 12, 2008, we completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, we acquired Let It Wave in an all cash transaction valued at $24.0 million including approximately $650,000 of transaction costs. We also agreed to make contingent payments of up to $4.5 million in additional consideration, contingent upon completion of certain milestones, a portion of which was subject to continuous employment and was to be expensed as incurred. The milestones were not achieved and thus there were no payments in relation to the milestones. The balance of $233,000 related to continuous employment will continue to be expensed as incurred through 2010.

We recorded an in-process research and development expense of $22.4 million in connection with the acquisition. The primary purpose of the acquisition was to obtain Let It Wave’s in-process development of video frame rate conversion and image enhancement technology for flat panel televisions and other consumer electronics. By acquiring Let It Wave, we intend to deliver high performance image processing that enables artifact-free, true-Motion Compensated Frame Rate Conversion (“MCFRC”) for flat panel televisions and other video consumer electronics products. Let It Wave currently has no other products, revenues or a customer base. The development of the in process technology was completed in the second quarter of 2009 as anticipated. We are utilizing this technology for 120Hz LCD televisions within the Consumer group.

We accounted for this transaction as an asset acquisition in accordance with authoritative accounting guidance for goodwill and other intangible assets and determining whether a nonmonetary transaction involves receipt of productive assets or of a business.

Following the completion of the acquisition, the results of operations of Let It Wave have been included in our consolidated financial statements. Accordingly, our results of operations for the year ended December 31, 2009 and 2008 include Let It Wave’s operations from the acquisition date.

Segments

Our products consist of application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, products. We also license certain software and other intellectual property. We operate in two operating segments —Consumer and Imaging. The Consumer group provides products for use in DVD and Multimedia Players products, standard and high definition digital television products, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

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

•

We evaluate goodwill and intangible assets for impairment, at a minimum, on an annual basis as of September 30th and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The carrying value of our goodwill and intangible assets may not be recoverable due to factors indicating a decrease in the value of the Company, such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based in-part on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill and intangible assets impairment. In addition, the other assumptions made by us may change in future periods as they are based on overall market conditions and/or comparable company data. A change in the assumptions used to determine if goodwill and intangible assets are impaired may result in a charge to earnings in our financial statements during a period in which an impairment of our goodwill and intangible assets is determined to exist, which may negatively impact our results of operations.

Impairment is tested at the reporting unit level which is one level below the reportable segments. The Consumer segment has two reporting units—Home Entertainment and Mobile, and the Imaging segment has one reporting unit. The first step (“Step 1”) is performed by comparing the reporting unit’s carrying amount, including goodwill and intangible assets, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill and intangible assets is considered impaired and a second step (“Step 2”) is performed to measure the amount of impairment loss, if any. Step 2 is performed by calculating the implied fair value of goodwill and intangible assets and comparing the implied fair value to the carrying amount of goodwill and intangible assets. If the implied fair value of goodwill and intangible assets is lower than the carrying amount, an impairment loss is recognized equal to the difference.

In 2008, we determined that goodwill and intangible assets related to our reporting units in the Consumer segment were fully impaired and recorded a $167.6 million impairment charge. In 2009, we performed our annual goodwill and intangible assets impairment analysis as of September 30, 2009 and determined that the fair value of our Imaging segment exceeded its carrying amount and concluded that goodwill and intangible assets were not impaired at that date.

•

We have accounted for stock-based compensation under authoritative accounting guidance for share-based payment which requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Notes 2 and 10 to Consolidated Financial Statements for a detailed description.

•

We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. We accrue for contingent liabilities when we determine that it is probable that a liability has been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. See Note 9 to Consolidated Financial Statements, “Commitments and Contingencies”, for a detailed description.

•

We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The retention of our valuation allowance in certain foreign jurisdictions in 2009 was determined in accordance with the provisions of authoritative accounting guidance regarding accounting for income taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Recent operating results and continuing uncertainty about projected income represent sufficient negative evidence that we continue to believe that it is more likely than not that some of our deferred tax assets will not be realized and accordingly, a valuation allowance was recorded against those assets.

•

We recognize and derecognize uncertain tax positions using a more likely than not threshold. We recognize the amount of tax benefit that has a more likely than not potential of success upon settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. We are currently under a tax audit in Israel for tax years 2005 through 2007 and the California Franchise Tax Board for tax years 2005 and 2006. We believe that we have adequately provided for any potential assessments associated with these audits. It is possible that the amount of our liability for unrecognized income tax benefits may change within the next 12 months. In addition, our income tax expense could be affected as other events occur, income tax audits conclude or statutes of limitations expire. We cannot estimate at this time the range of possible variations in our tax expense. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

•

With respect to mergers and acquisitions, we capitalize the fair value of acquired in process research and development as an indefinite-lived intangible asset until completion or abandonment of the associated project. Upon project completion, the in process research and development asset is accounted for as a finite-lived intangible asset and amortized over the related product’s estimated useful life. If the project is abandoned, the asset is expensed immediately if there is no alternative future use for it. Any cost incurred after the acquisition are expensed as incurred. The intangible asset value is generally estimated based upon the projected fair value of the technology, as determined by a discounted future cash flow reduced by the cost to complete. This analysis includes certain estimates and assumptions made by management. For larger acquisitions, we have historically engaged an external appraiser to assist with the assumptions and models used in this analysis.

•

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value is the observable in the market. The Company categorizes each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 consists of publicly traded equity securities which are valued primarily using quoted market prices utilizing market observable inputs as they are traded in an active market with sufficient volume and frequency of transactions.

•

Level 2—includes fixed income securities (other than auction rate securities) for which there are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar instruments in active markets, nonbinding market prices that are corroborated by observable market data, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets).

•

Level 3—Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. We estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period.

Our ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. We also hold Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle us to sell our eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximates the par value of the ARS.

We measure the ARS Rights at fair value under the Financial Instruments-Overall-Scope Section of the FASB Accounting Standards Codification (ASC), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses are included in earnings in future periods. We expect that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS. We valued the ARS Rights using a discounted cash flow approach including estimates based on data available as of December 31, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. We estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

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

We recorded $302,000 other-than-temporary impairment (OTTI) charges on our available-for-sale securities and we did not record any OTTI charges during 2008 and 2007. As of December 31, 2009 and 2008, our cumulative unrealized gains (losses), net of tax, related to our investments classified as available-for-sale was approximately $2.6 million and $(2.5) million, respectively. These unrecognized gains (losses) could be recognized in the future if our other-than-temporary assessment changes.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2009	2008	2007
Revenues:
Hardware product revenues	88.1%	86.6%	87.8%
Software and other revenues	11.9%	13.4%	12.2%

Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Cost of hardware product revenues	51.7%	52.2%	46.6%
Research and development	29.5%	26.9%	22.2%
Selling, general and administrative	28.4%	21.6%	22.2%
Amortization of intangible assets	0.1%	5.3%	8.5%
Impairment of goodwill and intangible assets	—	38.2%	—
In-process research and development	—	5.1%	—

Total costs and expenses	109.7%	149.3%	99.5%

Operating income (loss)	(9.7)%	(49.3)%	0.5%
Interest and other income , net	2.5%	2.9%	2.7%

Income (loss) before income taxes	(7.2)%	(46.4)%	3.2%
Provision (benefit) for income taxes	1.5%	2.8%	(9.8)%

Net income (loss)	(8.7)%	(49.2)%	13.0%

Supplemental Operating Data:
Product gross margin	41.3%	39.7%	46.9%

The following table summarizes selected consolidated statement of operations data and changes from the period to period (dollars in thousands, except for percentages):

	Year ended December 31,		Change
	2009	2008	$	%
Revenues:
Hardware product revenues	$334,895	$379,823	$(44,928)	(11.8)%
Software and other revenues	45,186	58,716	(13,530)	(23.0)%

Total revenues	380,081	438,539	(58,458)	(13.3)%

Cost and expenses:
Cost of hardware product revenues	196,497	229,008	(32,511)	(14.2)%
Research and development	112,189	117,948	(5,759)	(4.9)%
Selling, general and administrative	107,742	94,562	13,180	13.9%
Amortization of intangible assets	434	23,096	(22,662)	(98.1)%
Impairment of goodwill and intangible assets	—	167,579	(167,579)	*
In-process research and development	—	22,383	(22,383)	*

Total costs and expenses	416,862	654,576	(237,714)	(36.3)%

Operating loss	(36,781)	(216,037)	179,256	*
Interest and other income, net	9,423	12,589	(3,166)	(25.1)%
Provision for income taxes	5,600	12,279	(6,679)	*

Net loss	$(32,958)	$(215,727)	$182,769	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	58.7%	60.3%

*	not meaningful

	Year ended December 31,		Change
	2008	2007	$	%
Revenues:
Hardware product revenues	$379,823	$445,370	$(65,547)	(14.7)%
Software and other revenues	58,716	61,991	(3,275)	(5.3)%

Total revenues	438,539	507,361	(68,822)	(13.6)%

Cost and expenses:
Cost of hardware product revenues	229,008	236,282	(7,274)	(3.1)%
Research and development	117,948	113,140	4,808	4.2%
Selling, general and administrative	94,562	112,422	(17,860)	(15.9)%
Amortization of intangible assets	23,096	43,224	(20,128)	(46.6)%
Impairment of goodwill and intangible assets	167,579	—	167,579	*
In-process research and development	22,383	—	22,383	*

Total costs and expenses	654,576	505,068	149,508	29.6%

Operating income (loss)	(216,037)	2,293	(218,330)	*
Interest and other income, net	12,589	14,058	(1,469)	(10.4)%
Provision (benefit) for income taxes	12,279	(49,835)	62,114	*

Net income (loss)	$(215,727)	$66,186	$(281,913)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	60.3%	53.1%

*	not meaningful

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Hardware product revenues for 2009 were $334.9 million, compared to $379.8 million for 2008. Hardware product revenues decreased $32.6 million or 9.2% in the Consumer segment and $12.3 million or 51.3% in the Imaging segment. Total units shipped for products in the Consumer segment decreased by 6.5% and the average selling price decreased by 2.9% compared to prior year. Within the Consumer segment, hardware product revenues for Mobile products decreased by $34.5 million or 20.6% and hardware product revenue for DVD products decreased by $12.7 million or 19.3%. Total units shipped for Mobile products decreased by 10.2% and average selling price decreased by 11.5% compared to prior year. Total units shipped for DVD products decreased by 9.6% and average selling price decreased by 10.7% compared to prior year. Partially offsetting the decrease in hardware product revenues for Mobile and DVD products was an increase in revenues for DTV products. Hardware product revenues for DTV products increased by $14.6 million or 11.9%. Total DTV product units shipped increased by 10.0% and the average selling price increased by 1.7% compared to 2008. The decrease in Imaging hardware product revenues was primarily due to a 60.6% decrease in unit shipments attributable to a decline in our Ink Jet business as well as an overall decline in demand as a result of the economic downturn. We believe that the recent worldwide recession has adversely affected the markets that our customers serve resulting in reduced unit shipments for some of our products during 2009 as indicated above. As the economy begins to improve, we believe that our revenue will grow in 2010 although there is uncertainty regarding the level of recovery that will occur in the near future.

Software and other revenues were $45.2 million in 2009 compared to $58.7 million in 2008. Software and other revenues decreased by $8.5 million in the Imaging segment and $5.0 million in the Consumer segment. The decrease in the Consumer segment was primarily a result of the decrease in royalty revenues from the Mediatek settlement, which ended in the fourth quarter of 2008. The decrease in the Imaging segment was primarily due to a decrease in royalty revenues due to decreased unit shipments of products that include our software as a result of the current economic slow down.

Cost of Hardware Product Revenues

Cost of hardware product revenues were $196.5 million in 2009 compared to $229.0 million in 2008. The decrease in cost of hardware product revenues of $32.5 million or 14.2% was primarily due to a decrease in total units shipped of 9.7%. Cost of hardware product revenues as percentage of hardware product revenues remained fairly consistent in 2009 compared to 2008.

Research and Development

Research and development expenses were $112.2 million in 2009 compared to $117.9 million in 2008. The decrease in costs by $5.7 million or 4.9% was primarily a result of our cost reduction efforts and the closing of our facilities in Netanya, Israel and Toronto, Canada.

Selling, General and Administrative

Selling, general and administrative expenses increased to $107.7 million in 2009 from $94.6 million in 2008, representing a 13.9% increase. This fluctuation in spending was primarily due to $11.8 million of IP licensing settlement expenses recorded in 2009 and the timing of legal expenses associated with our ongoing litigation matters.

Amortization of Intangible Assets

Amortization expense decreased to $0.4 million in 2009 from $23.1 million in 2008, a decrease of $22.7 million or 98.1% as a portion of our intangible assets became fully amortized during 2008. At December 31, 2009, we had approximately $0.6 million in net intangible assets acquired through the Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2011.

Impairment of Goodwill and Intangible Assets

In 2008, as a result of our annual impairment test, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in an impairment charge of $164.5 million related to goodwill recorded in our Consumer business segment and $3.1 million related to intangible assets in our Consumer business segment. There were no charges recorded for impairment of goodwill and intangible assets in 2009.

In-Process Research and Development

In 2008, we recorded an in-process research and development expense of $22.4 million as part of the June 2008 acquisition of Let It Wave. There were no charges recorded for in-process research and development in 2009.

Interest and Other Income

Interest and other income was $9.4 million in 2009 compared to $12.6 million in 2008. The decrease was primarily due to lower average interest earned on our cash and short term investment balances by $4.3 million due to declines in prevailing interest rates. The decrease was partially offset by a decrease in foreign currency remeasurement losses in 2009 compared to 2008.

Provision for Income Taxes

We recorded a tax provision of $5.6 million in 2009 and $12.3 million in 2008. The 2009 provision is primarily for the accrual of taxes we expect to owe in our profitable jurisdictions. The tax expense for the year ended December 31, 2008 was primarily for the accrual of taxes we expected to owe in our profitable jurisdictions offset by an expense of $8.7 million associated with a valuation allowance in foreign jurisdictions where it was no longer more likely than not that we would fully utilize our deferred taxes. In addition, due to statute of limitation lapses, there was a release of our accrued liabilities of $1.3 million.

The income tax provision for these periods was affected by the geographic distribution of our worldwide earnings and losses, the impact of recording or removing the valuation allowance relating to deferred tax assets, non-deductible expenses such as ASC 718 Compensation-Stock Compensation, as well as the accrual of liabilities associated with unrecognized tax benefits. Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues decreased by $68.8 million, or 13.6%, to $438.5 million in 2008 from $507.4 million in 2007. Consumer segment revenues decreased by $50.4 million while Imaging segment revenues decreased by $18.5 million. Within the Consumer segment, revenues from DVD and Mobile products were down by $79.3 million and $15.9 million, respectively. Partially offsetting the decrease in DVD and Mobile product revenues was an increase in DTV products revenue of $44.8 million. The decrease in Imaging segment revenues was due to a reduction in Imaging hardware product revenues of $16.3 million and a decrease in Imaging software and other revenues of $2.2 million.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased to $94.6 million in 2008 from $112.4 million in 2007, representing a 15.9% decrease. This fluctuation in spending was primarily due to higher legal and accounting expenses in 2007 which were reduced in 2008 as a result of the completion of our investigation and derivative lawsuit related to our historical stock option granting practices. In addition, stock-based compensation expenses were lower in 2008 compared to 2007.

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

Impairment of Goodwill and Intangible Assets

In 2008, as a result of our annual impairment test, we determined that the carrying amount of certain reporting units exceeded their fair value resulting in an impairment charge of $164.5 million related to goodwill recorded in our Consumer business segment and $3.1 million related to intangible assets in our Consumer business segment.

In-Process Research and Development

In 2008, we recorded an in-process research and development expense of $22.4 million as part of the June 2008 acquisition of Let It Wave. The in-process research and development has not yet reached technological feasibility and has no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. There have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity. The development of the in process technology was completed in the second quarter of 2009 as anticipated. We are utilizing this technology for 120Hz LCD televisions within the Consumer group.

There were no charges recorded for in-process research and development in 2007.

Interest and Other Income

Interest and other income was $12.6 million in 2008 compared to $14.1 million in 2007. Interest income was $13.8 million in 2008 compared to $16.5 million in 2007. The decrease in interest income in 2008 was primarily due to lower average interest earned on our cash and short term investment balances due to declines in the interest rate. Interest and other income, net during the year ended December 31, 2008 included a gain of $2.0 million from rights offered by UBS, largely offset by the losses recorded on the auction rate securities from UBS due to a reclassification of these securities from available-for-sale to trading.

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

Provision (Benefit) for Income Taxes

We recorded a tax provision of $12.3 million in 2008 compared to a tax benefit of $49.8 million in 2007. The 2008 provision is primarily for the accrual of taxes we expect to owe in our profitable jurisdictions and an expense of $8.7 million associated with a valuation allowance in foreign jurisdictions where it is no longer more likely than not that we will fully utilize our deferred tax assets. In addition, due to statute of limitations lapses in various jurisdictions, there was a release of approximately $1.3 million of our ASC 740-10-25 liability. The tax benefit for the year ended December 31, 2007 of $49.8 million included a benefit of $51.4 million, net of provision, from the release of the valuation allowance at December 31, 2007.

The income tax provision (benefit) for these periods was affected by the geographic distribution of our worldwide earnings and losses, the impacts of recording or removing the valuation allowance relating to deferred tax assets, non-deductible expenses such as ASC 718 Compensation-Stock Compensation, as well as the accrual of liabilities associated with unrecognized tax benefits. Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

Liquidity and Capital Resources

At December 31, 2009, we had $89.3 million of cash and cash equivalents and $309.4 million of short-term investments and $408.6 million of working capital.

Our operating activities generated cash of $1.5 million during 2009. While we recorded a net loss of $33.0 million, this loss included non-cash items such as amortization of intangible assets of $0.4 million, depreciation of $7.0 million, stock-based compensation expense of $11.6 million and deferred income taxes of $(2.2) million resulting in our net loss adjusted for non-cash items totaling $16.2 million. Cash flow from changes in assets and liabilities was insignificant and was due to decreases in accounts receivable by $0.8 million due to the timing of collections, inventory by $10.2 million due to lower levels based on reduced demand and prepaid expenses, other current assets and other assets by $7.6 million due to the timing of payments made. These changes were partially offset by a decrease in accounts payable, accrued expenses and other liabilities totaling $0.8 million due to timing of payments.

Cash used in investing activities was $19.9 million during 2009. Proceeds from sales and maturities of investments of $182.5 million were offset by purchases of $198.7 million and $3.8 million used for purchases of property and equipment.

Cash used in financing activities during 2009 was $2.9 million. Repurchases of common stock of $9.7 million under our Stock Repurchase Program was offset by $6.8 million of proceeds received from issuances of common stock through exercises of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Our operating activities generated cash of $26.2 million during 2008. While we recorded a net loss of $215.7 million, this loss included non-cash items such as impairment of goodwill and intangible assets of $167.6 million, amortization of intangible assets of $23.1 million, depreciation of $8.0 million, in-process research and development expense of $22.4 million, stock-based compensation expense of $13.1 million and deferred income taxes of $7.5 million resulting in our net income adjusted for non-cash items totaling $26.0 million. Cash flow from changes in assets and liabilities was insignificant and was due to decreases in accounts receivable by $35.5 million due to the timing of collections, inventory by $11.6 million due to lower levels based on reduced demand and prepaid expenses, other current assets and other assets by $6.9 million due to timing of payments made. These changes were partially offset by a decrease in accounts payable, accrued expenses and other liabilities totaling $53.6 million due to timing of payments.

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

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

To the extent that our existing resources and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private financings or borrowings. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

At December 31, 2009 we held ARS with a par value of $34.9 million and a fair value of $33.2 million. During the year ended December 31, 2009, we sold $22.9 million of our ARS at par value. Our ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. We also hold Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle us to sell our eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximates the par value of the ARS. We intend to exercise our ARS right on June 30, 2010 and as a result, have classified these ARS as short-term investments. See Note 5 to the Consolidated Financial Statements.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases commitments(1)	$38,706	$6,299	$10,911	$10,416	$11,080
Purchase commitments(2)	39,899	39,899	—	—	—

Total	$78,605	$46,198	$10,911	$10,416	$11,080

(1)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.
(2)	We lease many of our office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2009 through fiscal year 2018.

The following is a summary of other long term liabilities, primarily related to certain contractual obligations as of December 31, 2009 (in thousands):

Other long-term liabilities	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Severance obligations (see Note11)	$17,296	$—	$—	$—	$17,296
Income tax liability	11,823	—	11,823		—
Deferred rent	1,693	—	250	541	902
Other long-term liabilities	1,585	—	1,585	—	—

Total	$32,397	$—	$13,658	$541	$18,198

Other commitments

The above table does not reflect unrecognized tax benefits of $35.0 million as a disallowance of these items would be primarily reflected as an adjustment to our deferred tax assets and would not result in a significant impact on our cash balance. Refer to Note 13 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

We maintain an investment portfolio of various holdings, types, and maturities. See Note 4 to the Consolidated Financial Statements. We hold our marketable securities, other than the ARS held with UBS, as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe that we have the ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2009 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations. We recorded an exchange gain of $28,000 and a loss of $0.8 million for 2009 and 2008, respectively. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

Currently, sales and supply arrangements with third-party manufacturers provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States’ dollar relative to other currencies could result in our suppliers raising their prices as a condition to their continuing to do business with us.

A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, Asia and Europe, are transacted in foreign currencies. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Significant fluctuations in currency exchange rates could impact our business in the future. However, a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our financial position or results of operations.

Item 8—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zoran Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheet of Zoran Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoran Corporation and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 1, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zoran Corporation

Sunnyvale, California

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Zoran Corporation and its subsidiaries at December 31, 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2009

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$89,318	$110,643
Short-term investments	309,368	247,884
Accounts receivable, net of allowance for doubtful accounts of $478 and $8,303, respectively	21,997	22,845
Inventory	27,162	37,365
Prepaid expenses and other current assets	20,519	25,549

Total current assets	468,364	444,286
Property and equipment, net	12,456	15,811
Deferred income taxes	38,173	37,045
Other assets	28,631	32,614
Long term investments	—	37,425
Goodwill	4,197	4,197
Intangible assets, net	635	1,069

Total assets	$552,456	$572,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,090	$29,918
Accrued expenses and other current liabilities	30,701	36,134

Total current liabilities	59,791	66,052

Other long-term liabilities	32,397	26,985
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2009 and December 31, 2008; 51,150,969 shares issued and outstanding as of December 31, 2009; and 51, 171,241 shares issued and outstanding as of December 31, 2008	51	51
Additional paid-in capital	867,139	858,429
Accumulated other comprehensive income (loss)	2,634	(2,472)
Accumulated deficit	(409,556)	(376,598)

Total stockholders’ equity	460,268	479,410

Total liabilities and stockholders’ equity	$552,456	$572,447

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Hardware product revenues	$334,895	$379,823	$445,370
Software and other revenues	45,186	58,716	61,991

Total revenues	380,081	438,539	507,361

Costs and expenses:
Cost of hardware product revenues	196,497	229,008	236,282
Research and development	112,189	117,948	113,140
Selling, general and administrative	107,742	94,562	112,422
Amortization of intangible assets	434	23,096	43,224
Impairment of goodwill and intangible assets	—	167,579	—
In-process research and development	—	22,383	—

Total costs and expenses	416,862	654,576	505,068

Operating income (loss)	(36,781)	(216,037)	2,293
Interest income	9,429	13,760	16,511
Other expense, net	(6)	(1,171)	(2,453)

Income (loss) before income taxes	(27,358)	(203,448)	16,351
Provision (benefit) for income taxes	5,600	12,279	(49,835)

Net income (loss)	$(32,958)	$(215,727)	$66,186

Basic net income (loss) per share	$(0.64)	$(4.20)	$1.32

Diluted net income (loss) per share	$(0.64)	$(4.20)	$1.29

Shares used to compute basic net income (loss) per share	51,464	51,350	49,981

Shares used to compute diluted net income (loss) per share	51,464	51,350	51,404

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2007	49,434	$49	$807,220	$4,238	$(227,510)	$583,997
Cumulative effect of adopting new income tax accounting standard	—	—	—	—	453	453
Issuance of common stock under employee stock plans	1,974	2	26,446	—	—	26,448
Stock-based compensation	—	—	13,931	—	—	13,931
Net income	—	—	—	—	66,186	66,186	$66,186
Change in unrealized gain (loss) on securities available for sale	—	—	—	(3,243)	—	(3,243)	(3,243)

Balance at December 31, 2007	51,408	51	847,597	995	(160,871)	687,772	62,943
Issuance of common stock under employee stock plans	927	1	7,342	—	—	7,343
Proceeds from derivative lawsuit settlement (see Note 9)	—	—	395	—	—	395
Repurchase of common stock	(1,164)	(1)	(10,011)	—	—	(10,012)
Stock-based compensation	—	—	13,106	—	—	13,106
Net loss	—	—	—	—	(215,727)	(215,727)	(215,727)
Change in unrealized gain (loss) on securities available for sale	—	—	—	(3,467)	—	(3,467)	(3,467)

Balance at December 31, 2008	51,171	51	858,429	(2,472)	(376,598)	479,410	(219,194)
Issuance of common stock under employee stock plans	980	1	6,817	—	—	6,818
Repurchase of common stock	(1,000)	(1)	(9,738)	—	—	(9,739)
Stock-based compensation	—	—	11,631	—	—	11,631
Net loss	—	—	—	—	(32,958)	(32,958)	(32,958)
Change in unrealized gain (loss) on securities available for sale	—	—	—	5,106	—	5,106	5,106

Balance at December 31, 2009	51,151	$51	$867,139	$2,634	$(409,556)	$460,268	$(27,852)

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(32,958)	$(215,727)	$66,186
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	6,933	7,977	7,898
Amortization of intangible assets	434	23,096	43,224
Stock based compensation expense	11,631	13,106	13,931
Impairment of goodwill and intangible assets	—	167,579	—
In-process research and development	—	22,383	—
Deferred income taxes	(2,247)	7,489	(51,883)
Realized gain on short-term investments, net	(39)	(115)	(727)
Write down of other assets and long-term investments	—	—	2,000
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	848	35,375	(15,580)
Inventory	10,203	11,627	(3,948)
Prepaid expenses and other current assets and other assets	7,567	6,946	(8,144)
Accounts payable	(828)	(48,875)	34,069
Accrued expenses and other current liabilities and other long-term liabilities	(20)	(4,691)	7,833

Net cash provided by operating activities	1,524	26,170	94,859

Cash flows from investing activities:
Purchases of property and equipment	(3,758)	(5,651)	(9,861)
Purchases of investments	(198,706)	(219,482)	(467,802)
Sales and maturities of investments	182,536	237,270	353,699
Acquisition of Let It Wave, net of cash acquired of $1,261	—	(22,767)	—

Net cash used in investing activities	(19,928)	(10,630)	(123,964)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,818	7,738	26,448
Repurchase of common stock	(9,739)	(10,012)	—

Net cash provided by (used in) financing activities	(2,921)	(2,274)	26,448

Net increase (decrease) in cash and cash equivalents	(21,325)	13,266	(2,657)
Cash and cash equivalents at beginning of period	110,643	97,377	100,034

Cash and cash equivalents at end of period	$89,318	$110,643	$97,377

Supplemental disclosures of cash flow information:
Other non-cash activities:
Assets acquired on credit	$—	$10,714	$—

Cash payments for income taxes, net of refund	$1,267	$1,675	$471

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

Risks and uncertainties

Because the markets that the Company’s customers serve are characterized by numerous new product introductions and rapid product enhancements, its operating results may vary significantly from quarter to quarter. During the final production of a mature product, its customers typically exhaust their existing inventories of the Company’s products. Consequently, orders for its products may decline in those circumstances, even if the products are incorporated into both mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay the Company’s ability to recover the lost sales from the discontinuation of the related mature product. The Company’s customers also experience significant seasonality in the sales of their consumer products, which affects their orders of the Company’s products. Typically, the second half of the calendar year represents a disproportionately high percentage of sales for the Company’s customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionately high percentage of the Company’s sales. The recent worldwide economic downturn, due to the crisis in credit markets, slower economic activity, concerns about inflation and deflation, decreased consumer confidence and spending, reduced corporate profits and capital spending, and other adverse business conditions, makes it extremely difficult for the Company, its customers, and its vendors to accurately forecast and plan future business activities. This downturn could cause U.S. and foreign businesses to slow spending on the Company’s products and services, which would delay and lengthen sales cycles and reduce sales.

Average selling prices for the Company’s products decline over relatively short time periods, while many of its manufacturing costs are fixed. When the Company’s average selling prices decline, its revenues decline unless the Company is able to sell more units, and its gross margins decline unless it is able to reduce its costs by a commensurate amount. The Company’s operating results suffer when gross margins decline. The Company has experienced these problems, and the Company expects to continue to experience them in the future.

The Company does not operate any manufacturing facilities, and it relies on independent foundries to manufacture substantially all of its products. These independent foundries manufacture products for other companies and may also produce products of their own design. From time to time, there are manufacturing capacity shortages in the semiconductor industry. The Company does not have long-term supply contracts with any of its suppliers, including its principal supplier, Taiwan Semiconductor Manufacturing Company, or TSMC and its principal assembly and test service provider Advanced Semiconductor Engineering Inc. Therefore, TSMC and the Company’s other suppliers are not obligated to manufacture products for the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

Principles of consolidation and basis of presentation

The Company reports its financial results on a calendar fiscal year. The consolidated financial statements include the accounts of Zoran and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Zoran has adopted accounting policies which are generally accepted in the industry in which it operates. The following is a summary of the Company’s significant accounting policies.

Use of estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Translation of foreign currencies

The majority of the Company’s purchasing and sales transactions are denominated in U.S. dollars, which is the functional currency of the Company and its subsidiaries. The Company has not experienced material losses or gains as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company may take action in the future to reduce its foreign exchange risk. Monetary assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are remeasured at average rates during the period. In accordance with authoritative accounting guidance, gains and losses arising from the translation of local currency financial statements are included in other expense, net. The Company recorded foreign currency translation loss (gain) of $(28,000), $830,000 and $1,029,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue recognition

The Company’s policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility is reasonably assured and legal title and risk of ownership has transferred. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Product returns and warranty expenses in 2009, 2008 and 2007, were immaterial. Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are recognized when the Company’s obligations have been met. Costs associated with development revenues are included primarily in research and

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development expenses. Revenue resulting from the licensing of the Company’s technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. The Company’s software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. The Company determines the fair value of its maintenance obligations with reference to substantive renewal rates within the agreement or objective evidence of fair value. Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company which typically ranges between one month to one quarter in arrears. Revenue from software licenses is recognized when all revenue recognition criteria are met and, if applicable, when vendor specific objective evidence (“VSOE”) exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.

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

All of the Company’s marketable securities other than the auction rate securities (“ARS”) with UBS AG (“UBS”)are classified as available-for-sale and, therefore, are reported at fair value with unrealized gains and losses, net of related tax, if any, included as accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses realized upon sales of all such securities are reported in other expense, net.

The Company classified ARS with UBS as trading securities. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 4 for further detailed discussion. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method.

At December 31, 2009 and 2008, the Company’s marketable securities included corporate debt, U.S. government securities, auction rate securities, foreign bonds, municipal bonds and marketable equity securities. See Note 4.

Other-than- temporary impairment

All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2009, the Company recorded $302,000 other-than-temporary impairment (OTTI) charges on its available-for-sale securities: the Company did not record any OTTI charges during 2008 or 2007.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in marketable debt securities and trade accounts receivable. The Company places its cash in banks and cash equivalents consist primarily of commercial paper. The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investment purchases to highly rated securities only. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A respectively. The average maturity of the portfolio shall not exceed 24 months. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

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

The following table summarizes the accounts receivable from significant customers representing 10% or more of the net accounts receivable balance:

	December 31,
	2009	2008
Percentage of Accounts receivable, net:
Customer A	23%	21%
Customer B	15%	*
Customer C	13%	12%
Customer D	13%	*
Customer E	10%	18%
Customer F	—	15%

*	Accounts receivable for this customer was less than 10%

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory write downs inherently involve judgments as to assumptions about expected future demand and the impact of market conditions on those assumptions. Although the Company believes that the assumptions it used in estimating inventory write downs are reasonable, significant changes in any one of the assumptions in the future could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write downs.

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

Other intangibles

Other intangible assets were recorded in connection with the acquisitions of Oak Technology, Inc., Emblaze Semiconductor, Ltd., Oren Semiconductor, Inc. and Let It Wave. The net intangible assets as of December 31, 2009 relate to Let It Wave and are being amortized on a straight-line basis over the estimated useful lives of three years.

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

Fair value of financial instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturity of these items. See Note 5.

Income taxes

The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on the Company’s ability to generate sufficient future taxable income. As of December 31, 2009, historical operating income and projected future profits represented sufficient positive evidence that the realization of $46.5 million of the Company’s deferred tax assets are more likely than not. In certain material foreign jurisdictions, where future income is less certain, the company has recorded a valuation allowance against its deferred tax assets until such time as it is more likely than not that those assets will be realized.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of its tax planning strategies. The Company’s Israel based subsidiary’s is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel. The Company’s U.S. federal net operating losses expire at various times between 2017 and 2024, and the benefits from the Company’s subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

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

Stock- based compensation

Effective January 1, 2006, the Company adopted ASC 718 Compensation-Stock Compensation, using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under share-based payments guidance were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required share-based payments guidance. For these awards, the Company recognized compensation expense using a straight-line amortization method. As the share-based payments guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the years ended December 31, 2009, 2008 and 2007 has been reduced for estimated forfeitures.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the years ended December 31, 2009, 2008 and 2007 as recorded in accordance with share-based payments guidance (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of hardware product revenues	$393	$401	$447
Research and development	4,496	4,857	4,913
Selling, general and administrative	6,742	7,848	8,571

Total costs and expenses	$11,631	$13,106	$13,931

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax benefit for share-based compensation expense was $1.3 million, and $1.6 million for the year ended December 31, 2009 and 2008. The Company recognized no tax benefit in 2007 due to the Company’s full valuation on its deferred tax assets, which was not released until December 2007. The amount of stock-based compensation capitalized as inventory at December 31, 2009 and 2008 was immaterial.

Segment reporting

ASC 280 Disclosure about Segments of an Enterprise and Related Information established standards for the reporting by public business enterprises of information about reportable segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the manner in which management organizes the reportable segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision-maker is considered to be its Chief Executive Officer.

The Company’s products consist of application-specific integrated circuits and system-on-a-chip solutions. The Company also licenses certain software and other intellectual property. The Company has two reportable segments—Consumer group and Imaging group.

The Consumer group provides products for use in DVD and Blu Ray players, standard and high definition digital television products, digital camera products and multimedia mobile phone products. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

The components of accumulated other comprehensive income (loss) as of December 31, 2009, 2008 and 2007 consisted of the unrealized gain (loss) on marketable securities, net of related taxes.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized.

Recent Adopted Accounting Pronouncements

At the beginning in the fourth quarter of 2009, the Company adopted the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the “Codification”) to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard update did not have any impact on the Company’s consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 820-10 which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. ASC 820-10 provides guidelines for estimating fair value in accordance with fair value accounting, and increases the frequency of fair value disclosures. The Company also adopted ASC 320-10 Recognition and Presentation of OTTI for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The adoption of these accounting updates did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 855 regarding Subsequent Events. The guidance modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 350-30 regarding Determination of Useful Life of Intangible Assets. This update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting. The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 805 and ASC 810 regarding Business Combinations. The guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The guidance requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The accounting guidance addresses the recognition and measurement of the goodwill acquired in the business

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. It also changes the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption did not have a material impact on the Company’s consolidated financial statements for the current period but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions the Company consummates after the effective date.

Effective January 1, 2009, the Company adopted ASC 815 regarding Derivatives and Hedging. The guidance requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. It also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurement” (ASU 2010-06). ASU 2010-06 amends ASC 820-10, Fair Value Measurement and Disclosure, of the FASB Accounting Standard Codification. This update requires new disclosures: 1) transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer, 2) activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This updates further clarify existing disclosure: 1) level of disaggregation. A reporting entity should provide fair value measurement disclosure for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, 2) disclosures about inputs and valuation techniques. A reporting entity should provide disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurement that fall in either Level 2 or Level 3. The new disclosure and clarification of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the further impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (ASU No. 2009-14). It amends ASC 985-605 and ASC 985-605-15-3 (Issue 03-5) to exclude from their scope all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. The ASU includes factors that entities should consider when determining whether the software and nonsoftware components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605. In addition, the ASU includes examples illustrating how entities would apply the revised scope provisions. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

NOTE 3—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
	2009	2008
Accounts receivable:
Trade	$22,475	$31,148
Less: allowance for doubtful accounts (1)	(478)	(8,303)

	$21,997	$22,845

(1)	In 2009, the Company wrote off $7.8 million of a fully reserved accounts receivable balance.

	December 31,
	2009	2008
Inventory:
Purchased parts	$8,795	$20,904
Work in process	5,065	3,223
Finished goods	13,302	13,238

	$27,162	$37,365

	December 31,
	2009	2008
Property and equipment:
Software	$18,030	$16,058
Computer equipment	15,913	13,471
Machinery and equipment	12,340	11,015
Building and leasehold improvements	8,036	7,278
Office equipment and furniture	4,527	4,420

	58,846	52,242
Less: accumulated depreciation and amortization	(46,390)	(36,431)

	$12,456	$15,811

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2009	2008
Accrued expenses and other liabilities:
Accrued payroll and related expenses	$15,594	$20,642
Deferred revenue	4,034	4,497
Income taxes payable	3,709	3,563
Accrued royalties	1,637	1,760
Other accrued liabilities	5,727	5,672

	$30,701	$36,134

	December 31,
	2009	2008
Other long term liabilities:
Severance obligations (See Note 11)	$17,296	$14,762
Income tax payable	11,823	9,197
Deferred rent	1,693	1,475
Other long term liabilities	1,585	1,551

	$32,397	$26,985

NOTE 4—MARKETABLE SECURITIES

The Company’s portfolio of available for sale securities as of December 31, 2009 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$229,466	$4,480	$(391)	$233,555
U.S. government and agency securities	31,472	50	(8)	31,514
Foreign and municipal bonds	6,554	70	(2)	6,622
Certificate of deposit	1,750	—	(8)	1,742

Total fixed income securities	269,242	4,600	(409)	273,433
Publicly traded equity securities	1,092	—	(82)	1,010

Total available for sale securities	270,334	4,600	(491)	274,443
Auction rate securities (classified as trading securities)	34,925	—	—	34,925

Total available for sale and trading securities	$305,259	$4,600	$(491)	$309,368

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s portfolio of available for sale securities as of December 31, 2008 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$175,194	$767	$(3,705)	$172,256
Auction rate securities	20,350	—	—	20,350
U.S. government and agency securities	45,413	187	—	45,600
Foreign and municipal bonds	7,341	29	(154)	7,216
Certificates of deposit	1,999	18	—	2,017

Total fixed income securities	250,297	1,001	(3,859)	247,439
Publicly traded equity securities	1,393	—	(948)	445

Total available for sale securities	$251,690	$1,001	$(4,807)	$247,884

The following table summarizes the maturities of the Company’s fixed income securities as of December 31, 2009 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$78,871	$79,924
Due in 1 to 2 years	103,967	105,732
Due in 2 to 5 years	86,404	87,777
Greater than 5 years*	34,925	33,175

Total fixed income securities including auction rate securities	$304,167	$306,608

*	Comprised of auction rate securities (“ARS”), with UBS, which have reset dates of 90 days or less but final expiration dates over 5 years.

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

In connection with its acceptance of the UBS Offer during the fourth quarter of 2008, the Company transferred its ARS from investments available-for-sale to trading securities. The transfer to trading securities reflects management’s intent to exercise its ARS

Rights on June 30, 2010 and as a result has classified these ARS as short-term investments. Prior to its agreement with UBS, the Company classified the related ARS as investments available-for-sale.

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

The following table shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$1,521	$(2)	$26,670	$(389)	$28,191	$(391)
U.S. government and agency securities	—	—	4,485	(8)	4,485	(8)
Foreign and municipal bonds	—	—	4,074	(2)	4,074	(2)
Certificate of deposit	—	—	1,742	(8)	1,742	(8)

Total fixed income securities	1,521	(2)	36,971	(407)	38,492	(409)
Publicly traded equity securities	—	—	1,010	(82)	1,010	(82)

Total available for sale securities	$1,521	$(2)	$37,981	$(489)	$39,502	$(491)

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$107,016	$(3,705)	$—	$—	$107,016	$(3,705)
U.S. government and agency securities	—	—	—	—	—	—
Foreign and municipal bonds	3,707	(154)	—	—	3,707	(154)
Certificates of deposit	—	—	—	—	—	—

Total fixed income securities	110,723	(3,859)	—	—	110,723	(3,859)
Publicly traded equity securities	445	(948)	—	—	445	(948)

Total available for sale securities	$111,168	$(4,807)	$—	$—	$111,168	$(4,807)

Interest income on cash and marketable securities was $9.4 million, $13.8 million and $16.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 5—FAIR VALUE

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

•

Level 2—includes fixed income securities of the Company (other than auction rate securities) for which there are inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar instruments in active markets, nonbinding market prices that are corroborated by observable market data, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets).

•

Level 3—The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$233,555	$—	$233,555
Auction rate securities	—	—	33,175	33,175
ARS Rights	—	—	1,750	1,750
U.S. government and agency securities	—	31,514	—	31,514
Foreign and municipal bonds	—	6,622	—	6,622
Certificates of deposit	—	1,742	—	1,742

Total fixed income securities	—	273,433	34,925	308,358
Publicly traded equity securities	1,010	—	—	1,010

Total	$1,010	$273,433	$34,925	$309,368

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

At December 31, 2009 and 2008, the Company held ARS with a par value of $34.9 million and $57.8 million, respectively. The Company’s ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. The Company also holds Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle the Company to sell its eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximates the par value of the ARS.

The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the related ARS. The Company measures the ARS Rights at fair value under the Financial Instruments-Overall-Scope Section of the ASC, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses are included in earnings in future periods. The Company expects that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS. The Company valued the ARS Rights using a discounted cash flow approach including estimates based on data available as of December 31, 2009, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010. These assumptions are volatile

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and subject to change as the underlying sources of these assumptions and market conditions change. Due to the current economic environment in which there is a lack of market activity for ARS, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing an other-than-temporary impairment loss.

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

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2008	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings	(2,000)	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(5,000)	—
Receipt of ARS Rights	—	2,000
Transfers in and/or out of Level 3	62,775	—

Balance at December 31, 2008	55,775	2,000
Total gains or losses (realized/unrealized):	250	(250)
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(22,850)	—
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2009	$33,175	$1,750

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its annual impairment test of goodwill as of September 30, 2009. Impairment is tested at the reporting unit level which is one level below the reportable segments. The Consumer segment has two reporting units—Home Entertainment and Mobile, and the Imaging segment has one reporting unit. Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of an impairment loss. The fair values of the reporting units were estimated using the expected present value of future cash flows. The total of all reporting unit fair values was also compared to the Company’s market capitalization plus a control premium for reasonableness. The Company utilized a cash flow forecast of 3 years, discount rate of 33% and terminal value growth rates of 5%. The discount rates are similar to the ones used in previous annual impairment tests.

As of September 30, 2009, the Company determined that the fair value of its Imaging segment reporting unit exceeded the carrying value and therefore no goodwill impairment charge was recorded. In the fourth quarter of 2009, the Company reviewed the significant assumptions and key estimates used in the September 30, 2009 impairment analysis and concluded the judgments used in the analysis remained appropriate. In addition, there were no triggering events or indicators of impairment during the fourth quarter of 2009 that would lead us to believe goodwill had been impaired as of December 31, 2009.

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

Components of Acquired Intangible Assets (in thousands):

	Life (Years)	December 31, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	13,572	(13,572)	—	13,572	(13,572)	—
Tradename and others	3-5	4,231	(3,596)	635	4,231	(3,162)	1,069

Total		$251,200	$(250,566)	$635	$251,200	$(250,131)	$1,069

Estimated future intangible amortization expense, based on current balances, as of December 31, 2009 is as follows (in thousands):

Year ending December 31, 2010	436
Year ending December 31, 2011	199

$635

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Goodwill (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Impairment	Net Balance	Gross Carrying Amount	Accumulated Impairment	Net Balance
Goodwill	$168,691	$(164,494)	$4,197	$168,691	$(164,494)	$4,197

Changes in the carrying amount of goodwill for the year ended December 31, 2008 and 2009 are as follows (in thousands):

	Consumer	Imaging
Balance at December 31, 2007	$164,494	$4,197
Impairment of goodwill	(164,494)	—

Balance at December 31, 2008	—	4,197

Impairment of goodwill	—	—

Balance at December 31, 2009	$—	$4,197

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

The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, these agreements require the Company to use its best efforts to achieve specified results and require the Company to pay royalties at rates of 3% to 5% of resulting products sales, and up to 30% of resulting license revenues, up to a maximum of 100% to 150% of the total funding received. Reported research and development expenses incurred in Israel are net of these grants, which fluctuate from period to period. The amounts received in 2009, 2008 and 2007 were $181,000, $75,000, and $27,000, respectively.

NOTE 8—DEVELOPMENT CONTRACTS

The Company has generated a portion of its total revenues from development contracts, primarily with key customers. The Company classifies costs related to these development contracts as research and development expenses. The Company is not obligated to repay funding regardless of the outcome of its development efforts; however, the agreements require the Company to use its best efforts to achieve specified results as per the agreements. The Company retains ownership of the intellectual property developed under the contracts; however, some contracts limit the product markets in which the Company may directly sell the developed product. Revenues generated under these contracts were $2.0 million in 2009, $2.4 million in 2008 and $1.1 million in 2007. In addition, from time to time, the Company enters into non-refundable joint development projects in which the Company’s customers reimburse the Company for a portion of their development costs. The Company records such reimbursement of development costs as an offset to research and development expenses as the Company retains ownership of the intellectual property developed by it under these development arrangements. There were no such reimbursements in 2009 and 2008. During 2007, the Company received approximately $1.8 million in such reimbursements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

Lease and license commitments

The Company rents facilities under various lease agreements expiring through 2017. Rent expense for 2009, 2008 and 2007 totaled approximately $7.4 million, $7.5 million and $6.8 million, respectively. Future minimum lease and license payments required under non-cancelable agreements at December 31, 2009 are as follows (in thousands):

Year ending December 31,	Amount
2010	$6,299
2011	5,666
2012	5,245
2013	5,168
2014	5,248
Thereafter	11,080

Total	$38,706

Legal proceedings

Zoran Corporation v. Rovi Corporation On December 3, 2008, Rovi Corporation (formerly known as Macrovision Solutions Corporation) sent the Company a letter in which it alleged that the Company had breached a component supplier non-assertion and technical services agreement with Rovi, demanded that the Company cure certain alleged breaches of the agreement and purported to terminate the agreement. On December 23, 2008, the Company sent Rovi a letter stating, among other things, that the Company had not breached the agreement and refuting Rovi’s purported termination of the agreement. The Company further advised Rovi that it is the Company’s position that the agreement remains in full force and effect. The Company and Rovi were unable to resolve this dispute through subsequent communications. Accordingly, on January 20, 2009, the Company filed a demand for arbitration with the American Arbitration Association seeking an order declaring that it had not breached its agreement with Rovi and that the agreement has not been terminated. On February 18, 2009, Rovi filed an answering statement and counter demand in which it denied that the Company is entitled to any relief and asserted various affirmative defenses. In its counter demand, Rovi sought an order declaring that it had terminated the agreement and also alleged breaches of the agreement by the Company for which it sought unspecified damages, costs and permanent injunctive relief. The parties subsequently agreed to transfer the arbitration proceeding to JAMS, Inc.

On October 27, 2009, the Company and Rovi entered into an agreement settling the pending arbitration proceeding and all claims between the parties. In connection with the settlement, the parties entered into an amendment to their existing agreement under which the Company is operating as an authorized Rovi component supplier in good standing.

Xpoint Technologies, Inc. v. Zoran Corporation On September 18, 2009, Xpoint Technologies, Inc. filed a complaint against the Company and 43 other defendants in the United States District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sale of digital camera processors,

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including its Coach 9, Coach 10 and Coach 11 lines of processors, infringe one or more of the claims of United States Patent No. 5,913,028. The complaint seeks unspecified damages, a preliminary and permanent injunction against further infringement, a finding of willful infringement, enhanced damages, attorneys’ fees and costs. The Company filed an answer and a counterclaim. The Company’s counterclaim seeks an order declaring that it did not infringe the patent and that the patent is invalid. The case is in its very early stages. Discovery has not commenced and any potential loss is not reasonably estimable at this time. The Company intends to vigorously defend itself against the allegations made by Xpoint in this lawsuit. The Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company’s Common Stock.

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

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matters noted above. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During the year ended December 31 ,2009, the Company incurred costs of $11.8 million in connection with settlement of various intellectual property disputes.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1993 Stock Option Plan, which expired in 2003, and the 2000 Nonstatutory Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Plan in July 2005. A total of 7,056,663 shares of the Company’s common stock are authorized for issuance pursuant to awards granted under the 2005 Plan. Such awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred stock units and other stock-based or cash-based awards. The 2005 Plan is administered by the Compensation Committee or other committee or subcommittee of the Board of Directors or by the Board of Directors and has a term of 10 years. Employees and consultants of Zoran and its subsidiaries and other affiliates are eligible to participate in the 2005 Plan.

Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of Zoran common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2009, 2,542,412 shares of the Company’s common stock were available for the grant of stock options and other awards under the 2005 Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

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

At December 31, 2009, 705,000 shares of the Company’s common stock were available for the grant of the options and other awards under the 2005 Directors Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007. The weighted average exercise price for each category presented is also shown in the table below:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2006	8,096,344	$16.58
Granted	1,467,890	$20.33
Exercised	(1,688,257)	$13.84
Canceled	(172,906)	$15.41

Balances, December 31, 2007	7,703,071	$17.92
Granted	1,519,780	$13.95
Exercised	(113,017)	$7.50
Canceled	(809,784)	$21.37

Balances, December 31, 2008	8,300,050	$17.00

Granted	1,277,670	$8.82
Exercised	(81,558)	$8.79
Canceled	(2,439,150)	$18.30

Balances, December 31, 2009	7,057,012	$15.17

Significant option groups outstanding as of December 31, 2009 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)
$ 0.00 to $ 9.99	1,389,310	8.16	$8.34	$3,766	266,164	3.27	$7.00	$1,077
$10.00 to $11.99	874,536	4.85	$10.57	486	784,536	4.31	$10.54	464
$12.00 to $14.99	2,335,059	6.23	$13.91	—	1,652,639	5.38	$13.81	—
$15.00 to $19.99	1,026,981	4.90	$17.96	—	915,118	4.60	$17.74	—
$20.00 to $25.99	1,234,226	3.95	$23.93	—	1,224,396	3.92	$23.93	—
$26.00 to $38.74	196,900	0.53	$29.04	—	196,890	0.53	$29.04	—

Total	7,057,012	5.69	$15.17	$4,252	5,039,743	4.74	$16.71	$1,541

Of the 7,057,012 stock options outstanding as of December 31, 2009, the Company estimates that 6,874,884 shares will fully vest over the remaining contractual term. As of December 31, 2009 these options had a weighted average remaining contractual life of 5.60 years, weighted average exercise price of $15.30 and aggregate intrinsic value of $3,938,000.

The weighted average grant date fair value of options, as determined under SFAS 123(R), granted during the years ended December 31, 2009, 2008 and 2007 was $4.55, $7.19 and $11.70 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.05 as of December 31, 2009, which would have been received by the

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of December 31, 2009 was 896,000.

The total intrinsic value of options exercised during the year ended December 31, 2009 was $170,000. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2009 was approximately $717,000. The Company recognized a cost of $385,000 due to the shortfall in tax deductions for options exercised during 2009 when compared with the GAAP estimate of future tax benefit. There was no excess tax benefit realized by the Company in 2008 and 2007 for option exercises.

As of December 31, 2009, the Company had $13,714,000 of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated weighted period of 2.65 years.

The Company settles employee stock option exercises with newly issued common shares.

For purposes of the disclosure requirements of ASC 718, the Company estimates the fair value of stock options using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Stock Option Plans			Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Average expected term (years)	5.6	5.5	5.4	1.25	1.29	1.27
Expected volatility	55%	54%	60%	56%	54%	46%
Risk-free interest rate	2.2%	2.8%	4.4%	1.4%	2.1%	4.9%
Dividend yield	0%	0%	0%	0%	0%	0%

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

Tender Offer

On November 12, 2009, the Company filed a tender offer on Schedule TO (“Tender Offer”) with the SEC and commenced an offer to current employees to exchange outstanding options with exercise prices greater than $12.00 per share, were granted before November 12, 2007 and had a term that was scheduled to expire after November 12, 2011 for restricted stock units based upon 3.5 to 1 ratio.

The restricted stock units granted as part of this exchange vest over a period of three years. The tender offer provided that the option holders could and must submit their election to participate in the tender offer no later than December 10, 2009. This tender offer was not available to the Company’s executive officers and members of its board of directors.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company completed the Tender Offer on December 10, 2009. As a result, the Company accepted for exchange options to purchase an aggregate of 1,792,097 shares of the Company’s common stock from 453 eligible participants, representing 68% of the shares subject to options that were eligible to be exchanged in the Offer to Exchange as of November 12, 2009. Upon the terms and subject to the conditions set forth in the Tender Offer to Exchange, the Company issued restricted stock units covering an aggregate of 512,038 shares of the Company’s common stock in exchange for the options surrendered pursuant to the Tender Offer to Exchange.

The Company accounted for the exchange as a modification under ASC 718. The incremental compensation cost of the restricted stock units on December 10, 2009, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the restricted stock units over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 512,038 restricted stock units was approximately $889,000. The unrecognized compensation costs of the 1,792,097 options cancelled were $3.1 million. The fair value of the restricted stock units was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the restricted stock units on December 10, 2009, the date of the cancellation. The total fair value of the restricted stock unit awards on December 10, 2009 will be amortized over the service period of the restricted stock unit awards.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of December 31, 2009, there was $5.1 million of total unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over the weighted average remaining term of 3.15 years.

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- average Grant- date Fair Value
Balances, December 31, 2006	189,716	$19.50
Granted	5,000	$20.31
Released	(101,328)	$19.95
Forfeited	(16,043)	$21.56

Balances, December 31, 2007	77,345	$18.53
Granted	19,400	$8.29
Released	(60,733)	$19.39
Forfeited	(612)	$21.56

Balances, December 31, 2008	35,400	$11.40
Granted	790,838	$9.93
Released	(13,500)	$13.09
Forfeited	(12,880)	$9.60

Balances, December 31, 2009	799,858	$9.95

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 2009 and 2008, 884,670 and 753,200 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $6.90 and $8.62 per share, respectively. As of December 31, 2009, 3,489,082 shares were reserved and available for issuance under this plan.

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

As of December 31, 2009, the authorized amount that remains available under the Company’s stock repurchase program was $80.2 million. The Company retires all shares repurchased under the stock repurchase program. The purchase price for the repurchased shares of the Company’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock repurchase activities during the year ended December 31, 2008 and 2009 were as follows:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share (or Unit)	Amount Paid for Purchase (in thousands)
Balances, December 31, 2007	—	$—	$—
Repurchase in 2008	1,164	$8.60	10,012

Balances, December 31, 2008	1,164	$8.60	10,012

Repurchase in 2009	1,000	$9.74	9,739

Balances, December 31, 2009	2,164	$9.13	$19,751

Note:	The average price paid per share is based on the total price paid by the Company which includes applicable broker fees.

NOTE 11—RETIREMENT AND EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Plan that covers substantially all of the Company’s U.S. employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code. The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee’s eligible contribution up to a maximum employer match of $2,000 per year per employee. Approximately $546,000, $556,000 and $519,000 in matching contributions were recorded during 2009, 2008, and 2007, respectively.

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets.

The severance pay detail is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Accrued severance	$14,409	$13,987	$13,251
Less: amount funded	(14,019)	(12,577)	(12,457)

Unfunded portion, net accrued severance pay	$390	$1,410	$794

NOTE 12—EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2009	2008	2007
Net income (loss)	$(32,958)	$(215,727)	$66,186

Shares:
Weighted average shares outstanding	51,464	51,350	49,981
Effect of dilutive options, ESPP and restricted stock units	—	—	1,423

Dilutive weighted average shares	51,464	51,350	51,404

Net income (loss) per share:
Basic	$(0.64)	$(4.20)	$1.32

Diluted	$(0.64)	$(4.20)	$1.29

For the years ended December 31, 2009, 2008 and 2007 outstanding options and restricted stock units totaling 8,408,000, 7,485,000, and 3,356,000 shares, respectively, were excluded from the calculation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

NOTE 13—INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2009	2008	2007
Current:
Domestic	$2,996	$(112,904)	$17,941
Foreign	(30,354)	(90,544)	(1,590)

	$(27,358)	$(203,448)	$16,351

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision (benefit) for income taxes are as follows:

	December 31,
	2009	2008	2007
Current:
Federal	$2,605	$4,250	$802
State	2	68	65
Foreign	712	472	731

	$3,319	$4,790	$1,598

Deferred:
Federal	$5,374	$2,691	$(44,055)
State	(724)	(599)	(4,583)
Foreign	(2,369)	5,397	(2,795)

	2,281	7,489	(51,433)

Total income tax expense (benefit)	$5,600	$12,279	$(49,835)

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to income taxes as shown below.

	December 31,
	2009	2008	2007
Tax provision (benefit) at U.S. statutory rate	$(9,301)	$(69,172)	$5,559
Foreign earnings and losses taxed or benefitted at different rates	9,593	31,491	1,272
State taxes net of federal benefit	(715)	(532)	43
Non deductible goodwill impairment	—	34,466	—
Non deductible in process research and development	—	7,610	—
R&D credit	(670)	(435)	—
Stock compensation and other permanent differences	4,765	2,952	1,074
Alternative minimum tax	—	—	22
Deferred tax assets—change in valuation allowance	1,431	8,702	(57,805)
Other differences	497	(2,803)	—

Total income tax expense (benefit)	$5,600	$12,279	$(49,835)

Deferred income tax assets comprise the following:

	December 31,
	2009	2008
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$25,674	$30,122
Tax credits	15,611	14,006
Nondeductible reserves and accruals	18,635	19,709

Total deferred tax assets	59,920	63,837
Deferred tax liabilities:
Nondeductible intangible assets	—	(413)

Deferred tax assets	59,920	63,424
Valuation allowance	(13,399)	(11,967)

Net deferred tax assets	$46,521	$51,457

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2009, the Company had net operating loss carryforwards or NOLs of approximately $162.0 million for federal, $39.0 million for state tax, and $143.0 million in various foreign jurisdictions. The federal NOLs expire on various dates between 2010 and 2024. The state NOLs expire beginning in 2013 and the foreign NOLs do not expire. The Company currently expects that $61.0 million of the federal and $1.7 million of the state NOLs will expire before they can be utilized. As of December 31, 2009, the Company had tax credits of approximately $10.1 million for federal tax purposes which expires beginning in 2010 and $13.3 million for state tax purposes, most of which do not expire, and some of which expire at various times, beginning in 2010. The Company expects that $6.4 million of the federal credits will expire before they can be utilized. The assets which are expected to expire before being utilized have been removed from the balance sheet.

The tax provision for the year ended December 31, 2009 of $5.6 million primarily reflects accrued tax liabilities in the Company’s profitable jurisdictions. The provision for income taxes for year ended December 31, 2008 primarily reflects accrued tax liabilities in the Company’s profitable jurisdictions and an expense of $8.7 million related to the placement of a valuation allowance on deferred tax assets in certain material foreign jurisdictions where it is no longer more likely than not that the Company will fully utilize its deferred tax assets. Due to various statute of limitations lapses, the Company released approximately $1.3 million of its tax liability in 2008.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the fourth quarter of fiscal year 2008, The Company’s operating results in one material foreign jurisdiction changed from three year positive cumulative earnings to three year negative cumulative earnings and a valuation allowance was recorded on certain assets in that jurisdiction. The cumulative three-year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence Zoran considered at that time included projections of future losses in that jurisdiction for 2009 and beyond, the historic volatility of the semiconductor industry and the highly competitive nature of the Digital TV, DVD and Mobile markets in which Zoran operates. Positive evidence considered by Zoran in its assessment at that time included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in Zoran’s history.

After considering both the positive and negative evidence for the fourth quarter of fiscal year 2009, Zoran determined that it was still more likely than not that it would not realize the full value of certain foreign deferred tax assets. Negative evidence included a three year negative cumulative earnings in certain jurisdictions as well as projections for continued losses in those jurisdictions. As a result, Zoran recorded a valuation allowance against certain tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. In all other jurisdictions we had cumulative positive earnings in recent years which are verifiable and therefore heavily weighted such that the remaining deferred tax assets did not require a valuation allowance.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change resulted in an estimated tax benefit of $435,000 in 2008.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2009, the Company has $35.0 million of unrecognized tax benefits all of which would benefit the Company’s tax expense if realized in the future. The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2008	$26,511
Additions for tax positions in prior years	3,421
Decreases for tax positions in prior years	—
Current period unrecognized tax positions	4,926
Expiration of the statute of limitations for assessment of taxes	(1,304)

Balance at December 31, 2008	$33,554

Additions for tax positions in prior years	4,435
Decreases for tax positions in prior years	(7,006)
Current period unrecognized tax positions	4,038
Expiration of the statute of limitations for assessment of taxes	—

Balance at December 31, 2009	$35,021

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. The tax years 2005 through 2009 remain open to examination by the majority of taxing jurisdictions to which the Company is subject. During the second quarter of 2007 the Company was contacted by the Israel Tax Authority (ITA) about an audit of the Company’s tax returns. It is possible that the audit will result in a positive or negative adjustment to the Company’s unrecognized tax benefits within the next 12 months. The Company is unable to estimate the range of the benefit or detriment as of December 31, 2009. The Company continues to account for tax related interest and penalties as part of the income tax provision. At December 31, 2009, accrued interest and penalties were immaterial.

The Company has not provided for federal income tax on approximately $6.3 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. The tax impact of repatriating these earnings is not practical to compute.

The Company’s Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli Law for the Encouragement of Capital Investments, 1959, as amended. The Company has nine programs pursuant to this law; the first was approved in 1984 and the most recent began in 2007. Income subject to this program is exempt from Israeli tax for two, four, or six years from the first year in which the Company has taxable income, net of NOLs, and is taxed at a rate of 10% for eight, six or four years thereafter. Benefits under the programs are granted for a period of ten years limited to the earlier of fourteen years from application or twelve years from commencement of production. Benefits for the ninth program will expire in 2016. The tax benefit was $0, $0.9 million and $1.8 million to the Company’s net income in 2009, 2008, and 2007 respectively.

NOTE 14—SEGMENT REPORTING

The Company’s products consist of highly integrated application-specific integrated circuits and system-on-a-chip solutions. The Company also licenses certain software and other intellectual property. The Company has two reportable segments – Consumer group and Imaging group.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Consumer group provides products for use in DVD and Multimedia Players products, standard and high definition digital television products, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

Information about reported segment income or loss is as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Revenues:
Consumer	$326,575	$364,267	$414,557
Imaging	53,506	74,272	92,804

	$380,081	$438,539	$507,361

Operating expenses:
Consumer	$371,224	$388,330	$393,641
Imaging	45,204	53,188	68,203

	$416,428	$441,518	$461,844

Contribution Margin:
Consumer	$(44,649)	$(24,063)	$20,916
Imaging	8,302	21,084	24,601

	$(36,347)	$(2,979)	$45,517

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Contribution margin from reportable segments	$(36,347)	$(2,979)	$45,517
Amortization of intangible assets	(434)	(23,096)	(43,224)
Impairment of goodwill and intangible assets	—	(167,579)	—
In-process research and development	—	(22,383)	—

Total operating income (loss)	$(36,781)	$(216,037)	$2,293

The Company maintains operations in China, France, India, Israel, Japan, Korea, Sweden, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The geographic distribution of net revenues based upon customer location for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenue from unaffiliated customers originating from:
China	$168,458	$176,468	$201,686
Japan	61,291	74,687	93,707
Korea	30,808	46,691	25,623
Taiwan	84,941	96,702	124,805
United States	26,746	29,987	33,207
Other	7,837	14,004	28,333

	$380,081	$438,539	$507,361

The following table summarizes the percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues:

	Year ended December 31,
	2009	2008	2007
Percentage of net revenues:
A	20%	10%	—
B	12%	10%	13%
C	10%	13%	—

As of December 31, 2009 customer A and customer B accounted for approximately 23% and 15% of the net accounts receivable balance, respectively. As of December 31, 2008 customer A and customer C accounted for approximately 21% and 15% of net accounts receivable balance, respectively.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2009 and 2008 was as follows (in thousands):

	December 31,
	2009	2008
Identifiable assets:
U.S.	$462,106	$479,118
Israel	75,472	79,392
France	3,533	2,896
China	3,182	3,375
Japan	2,436	2,657
Taiwan	1,682	1,722
Sweden	1,267	0
United Kingdom	837	737
Korea	779	657
Canada	717	991
Other	445	902

	$552,456	$572,447

Property and equipment, net:
Israel	$4,473	$4,831
U.S.	3,987	6,323
China	1,378	1,813
Taiwan	892	1,057
France	682	361
Sweden	425	0
Japan	313	433
United Kingdom	165	243
Korea	97	170
Canada	0	320
Other	44	260

	$12,456	$15,811

NOTE 15—ACQUISITION

Let It Wave

On June 12, 2008, the Company completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, the Company acquired Let It Wave in an all-cash transaction valued at $24.0 million, including approximately $650,000 of transaction costs. The Company also agreed to make contingent payments up to $4.5 million in additional consideration, subject to the completion of certain milestones as well as continuous employment. The milestones were not achieved and thus there were no payments in relation to the milestones. The balance as of December 31, 2009, of $233,000 related to continuous employment will continue to be expensed as incurred through 2010.

The primary purpose of the acquisition was to obtain Let It Wave’s in-process development of a video frame rate conversion and image enhancement technology for flat panel televisions and other consumer electronics. By acquiring Let It Wave, the Company intends to deliver high performance image processing that enables artifact-free true-Motion Compensated Frame Rate Conversion (“MCFRC”) for flat panel televisions and other video

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consumer electronics products. Let It Wave currently has no other products, revenues or a customer base. The development of the in process technology was completed in the second quarter of 2009 as anticipated and the technology is being marketed for 120Hz LCD televisions within the Consumer group. The Company accounted for this transaction as an asset acquisition. The results of operations of Let It Wave have been included in the consolidated financial statements from the date of acquisition.

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

The in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. As of December 31, 2009, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

ZORAN CORPORATION

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	Three Months Ended
	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008(3)	Jun. 30, 2008	Mar. 31, 2008
	(In thousands, except per share data)
Total revenues	$93,334	$115,538	$102,722	$68,487	$74,689	$126,134	$128,685	$109,031
Gross profit(1)	$46,991	$55,694	$48,410	$32,489	$38,276	$59,688	$60,325	$51,242
Operating income (loss)	$(3,253)	$4,278	$(16,027)	$(21,779)	$(13,185)	$(164,960)	$(26,371)	$(11,521)
Net income (loss)	$(2,923)	$4,876	$(13,844)	$(21,067)	$(20,209)	$(154,220)	$(36,620)	$(4,678)
Basic net income (loss) per share(2)	$(0.06)	$0.09	$(0.27)	$(0.41)	$(0.40)	$(3.01)	$(0.71)	$(0.09)
Diluted net income (loss) per share(2)	$(0.06)	$0.09	$(0.27)	$(0.41)	$(0.40)	$(3.01)	$(0.71)	$(0.09)
Shares used in basic per share calculations(2)	51,496	51,684	51,494	51,176	51,018	51,231	51,707	51,445
Shares used in diluted per share calculations(2)	51,496	52,320	51,494	51,176	51,018	51,231	51,707	51,445

(1)	Computed using total revenues less cost of hardware product revenues
(2)	Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.
(3)	Net loss for the three months ended includes an impairment charge for goodwill and intangible assets totaling $167.6 million.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

Item 10—Directors, Executive Officers and Corporate Governance

The names of our executive officers and their ages as of December 31, 2009 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	64	President, Chief Executive Officer and Director
Karl Schneider	55	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	59	Senior Vice President, Corporate Marketing and Business Development

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

Isaac Shenberg has served as Senior Vice President, Corporate Marketing and Business Development since 2009, and previously as Senior Vice President, Business and Strategic Development since 1998. Dr. Shenberg served as Vice President, Sales and Marketing from 1995 through 1998. From 1990 to 1995, Dr. Shenberg served as our Product Line Business Manager. Prior to joining Zoran, Dr. Shenberg was Images Processing Group manager and Electro Optics Department manager at Rafael, a leading Aerospace provider in Israel. Dr. Shenberg holds a Ph.D in Electrical Engineering from Stanford University and a B.S. and M.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

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

Item 11—Executive Compensation

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Executive Compensation.”

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

The information required by this Item with respect to director independence is incorporated by reference to the sections of our Proxy Statement entitled “Directors” and “Independence of the Board of Directors and its Committees.”

Item 14—Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)	Financial Statements:

See Index to Consolidated Financial Statements at page 44 of this report.

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

(3)	Exhibits:

EXHIBIT LIST

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	3.1	4/23/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

*10.1	Form of Indemnity Agreement for officers and directors	SB-2	33-98630	10.4	12/14/1995

*10.2	2000 Nonstatutory Stock Option Plan	10-K	000-27246	10.2	2/26/2009

*10.3	Executive Retention and Severance Plan, as amended	10-K	000-27246	10.3	2/26/2009

*10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003

*10.5	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003

*10.6	Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003

*10.7	Outside Directors Compensation Policy	10-K	000-27246	10.7	2/29/2008

*10.8	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/2005

10.10	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005

*10.11	Zoran Corporation 2005 Equity Incentive Plan, as amended, with forms of equity award agreements attached	10-K	00027246	10.11	2/26/2009

*10.12	Zoran Corporation 2005 Outside Directors Equity Plan with forms of equity award agreements attached	10-Q	000-27246	10.1	8/5/2009

†10.13	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek Inc.	10-Q	000-27246	10.54	05/10/2006

†10.14	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006

*10.15	1993 Stock Option Plan, as amended	10-K	000-27246	10.17	4/20/2007

*10.16	1995 Outside Directors Stock Option Plan	10-K	000-27246	10.18	4/20/2007

*10.17	Zoran Corporation 1995 Employee Stock Purchase Plan, as amended	10-Q	000-27246	10.2	8/5/2009

*10.18	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors	10-K	000-27246	10.19	4/20/2007

10.19	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation	10-K	000-27246	10.20	4/20/2007

10.20	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006	10-K	000-27246	10.21	4/20/2007

*10.21	Description of 2008 Executive Officer Bonus Policy	10-K	000-27246	10.21	2/29/2008

*10.22	Amendments to Stock Option Agreements, between the Company and Levy Gerzberg, dated July 17, 2002 and February 11, 2008	10-K	000-27246	10.22	2/29/2008

*10.23	Amendment to Stock Option Agreements, between the Company and Karl Schneider, dated December 22, 2006	10-K	000-27246	10.23	2/29/2008

*10.24	Amendment of Stock Option Agreement, between the Company and Levy Gerzberg, dated December 22, 2006	10-K	000-27246	10.24	2/29/2008

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Form of UBS AG Auction Rate Securities Rights Series C-2, expiring July 2, 2012	F-3ASR	333-153882	4.6	10/07/2008

10.26	Registrant’s acceptance of UBS offer as of October 16, 2008	10-K	000-27246	10.26	2/26/2009

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Constitutes a management contract or compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2010	ZORAN CORPORATION

	By:	/s/ LEVY GERZBERG
Levy Gerzberg,
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Levy Gerzberg and Karl Schneider, and each of them as his true and lawful attorneys in fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEVY GERZBERG Levy Gerzberg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ KARL SCHNEIDER Karl Schneider	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010

/s/ UZIA GALIL Uzia Galil	Chairman of the Board of Directors	March 1, 2010

/s/ RAYMOND A. BURGESS Raymond A. Burgess	Director	March 1, 2010

/s/ JAMES D. MEINDL James D. Meindl	Director	March 1, 2010

/s/ JAMES B. OWENS James B. Owens, Jr.	Director	March 1, 2010

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	March 1, 2010

/s/ PHILIP M. YOUNG Philip M. Young	Director	March 1, 2010