Form 10-Q
period 2010-03-31
ZORAN CORP \DE\
filed 2010-05-05
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of April 30, 2010, there were outstanding 51,246,336 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$95,671	$89,318
Short-term investments	304,338	309,368
Accounts receivable, net	27,035	21,997
Inventories	29,516	27,162
Prepaid expenses and other current assets	21,238	20,519

Total current assets	477,798	468,364
Property and equipment, net	11,629	12,456
Deferred income taxes	35,315	38,173
Other assets	28,074	28,631
Goodwill	4,197	4,197
Intangible assets, net	526	635

Total assets	$557,539	$552,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,113	$29,090
Accrued expenses and other current liabilities	32,870	30,701

Total current liabilities	65,983	59,791

Other long-term liabilities	32,777	32,397
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2010 and December 31, 2009; 51,180,993 shares issued and outstanding as of March 31, 2010; and 51,150,969 shares issued and outstanding as of December 31, 2009	51	51
Additional paid-in capital	869,627	867,139
Accumulated other comprehensive income	2,626	2,634
Accumulated deficit	(413,525)	(409,556)

Total stockholders’ equity	458,779	460,268

Total liabilities and stockholders’ equity	$557,539	$552,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Hardware product revenues.	$79,050	$55,961
Software and other revenues	11,401	12,526

Total revenues	90,451	68,487

Costs and expenses:
Cost of hardware product revenues	43,720	35,998
Research and development	26,114	29,547
Selling, general and administrative	24,126	24,612
Amortization of intangible assets	109	109

Total costs and expenses	94,069	90,266

Operating loss	(3,618)	(21,779)
Interest income	2,063	2,622
Other income, net	286	830

Loss before income taxes	(1,269)	(18,327)
Provision for income taxes	2,700	2,740

Net loss	$(3,969)	$(21,067)

Basic and diluted net loss per share	$(0.08)	$(0.41)

Shares used to compute basic and diluted net loss per share	51,174	51,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,969)	$(21,067)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	1,574	1,956
Amortization of intangible assets	109	109
Stock-based compensation expense	2,196	2,922
Deferred income taxes	3,049	492
Realized gain on sale of short-term investments, net	(391)	—
Changes in assets and liabilities:
Accounts receivable	(5,038)	(13,142)
Inventories	(2,354)	3,522
Prepaid expenses and other current assets and other assets	(348)	1,117
Accounts payable	4,023	9,147
Accrued expenses, other current liabilities and other long-term liabilities	2,549	1,225

Net cash provided by (used in) operating activities	1,400	(13,719)

Cash flows from investing activities:
Purchases of property and equipment, net	(748)	(65)
Purchases of investments	(47,751)	(51,275)
Sales and maturities of investments	53,160	40,053

Net cash provided by (used in) investing activities	4,661	(11,287)

Cash flows from financing activities:
Proceeds from issuance of common stock	292	35

Net cash provided by financing activities	292	35

Net increase (decrease) in cash and cash equivalents	6,353	(24,971)
Cash and cash equivalents at beginning of period	89,318	110,643

Cash and cash equivalents at end of period	$95,671	$85,672

Supplemental cash flow information:
Cash payment for income taxes, net of refunds	$403	$303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the condensed consolidated financial statements reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.

Recent accounting pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to the Company.

In April, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-13, “Compensation-Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force” (ASU 2010-13). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In March, 2010, the FASB issued ASU No. 2010-11, “Derivative and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 provides amendments to Subtopic 815-15 to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. In initially adopting the amendments in this update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset. The election of the fair value option should be determined on an instrument by instrument basis at the beginning of the fiscal quarter of initial adoption. An entity must ensure that an impairment analysis of the investment has been performed before the initial adoption of the amendment in this update. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

2. Stock-based compensation

Stock Option Plans

As of March 31, 2010, the Company had outstanding options for the purchase of 6,938,845 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Non-statutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and various other plans the Company assumed as a result of acquisitions. As of March 31, 2010, 3,321,930 shares remained available for future grants and awards under the 2005 Plan and the 2005 Outside Directors Equity Plan. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of the Company’s common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of hardware product revenues	$76	$111
Research and development	790	1,303
Selling, general and administrative	1,330	1,508

Total costs and expenses	$2,196	$2,922

The income tax benefit for share-based compensation expense was $272,000 and $294,000 for the three months ended March 31, 2010 and 2009, respectively.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Average expected term (years)	5.5	5.6	1.25	1.25
Expected volatility	54%	55%	56%	55%
Risk-free interest rate	2.4%	1.8%	1.4%	1.5%
Dividend yield	0%	0%	0%	0%

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	7,057,012	$15.17
Granted	12,040	$11.02
Exercised	(29,399)	$9.92
Cancelled	(100,808)	$16.98

Outstanding at March 31, 2010	6,938,845	$15.15

Significant option groups outstanding as of March 31, 2010, and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at March 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at March 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 to $9.99	1,380,218	7.95	$8.34	$3,346	301,819	3.90	$6.97	$1,145
$10.00 to $11.99	860,952	4.74	$10.58	271	758,912	4.13	$10.55	271
$12.00 to $14.99	2,298,855	6.04	$13.91	—	1,694,147	5.33	$13.82	—
$15.00 to $19.99	978,032	4.87	$17.93	—	888,197	4.65	$17.75	—
$20.00 to $25.99	1,223,888	3.72	$23.93	—	1,216,901	3.70	$23.93	—
$26.00 to $38.74	196,900	0.29	$29.04	—	196,896	0.29	$29.04	—

Total	6,938,845	5.52	$15.15	$3,617	5,056,872	4.74	$16.64	$1,416

Of the 6,938,845 stock options outstanding as of March 31, 2010, the Company estimates that approximately 6,762,448 will fully vest over the remaining contractual term. As of March 31, 2010, these options had a weighted average remaining contractual life of 5.44 years, a weighted average exercise price of $15.27 and aggregate intrinsic value of $3.4 million.

The weighted average grant date fair value of options, granted during the three months ended March 31, 2010 and 2009 was $5.59 and $3.22 per share, respectively.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.76 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of March 31, 2010 was 905,559. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $54,000. There was no excess tax benefit realized by the Company for the three months ended March 31, 2010 and 2009 for option exercises.

As of March 31, 2010, the Company had $11.4 million of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated period of 2.45 years.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of March 31, 2010, there was $4.6 million of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 2.90 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2010	799,858	$9.95
Granted	—	$—
Released	(625)	$20.31
Forfeited	(6,339)	$9.79

Balances, March 31, 2010	792,894	$9.94

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. There were no purchases during the quarter ended March 31, 2010. As of March 31, 2010, 3,489,082 shares were reserved and available for issuance under the ESPP.

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

As of March 31, 2010 and 2009, the authorized amount that remained available under the Company’s stock repurchase program was $80.2 million and $90.0 million, respectively. The Company retires all shares repurchased under the stock repurchase program. There were no repurchases in the three months ended March 31, 2010 and 2009. The purchase price for the repurchased shares of the Company’s common stock is reflected as a reduction of common stock and additional paid-in capital.

3. Comprehensive Loss

The following table presents the calculation of comprehensive loss. The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(3,969)	$(21,067)
Change in unrealized gain on investments, net of tax	(8)	(206)

Total comprehensive loss	$(3,977)	$(21,273)

The components of accumulated other comprehensive income are unrealized gains on marketable securities, net of related taxes.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. Marketable Securities

The Company’s portfolio of available for sale and trading securities, as of March 31, 2010 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$210,655	$3,911	$(91)	$214,475
U.S. government and agency securities	38,214	52	(25)	38,241
Foreign and municipal bonds	14,069	117	(67)	14,119
Certificates of deposit	1,750	1	—	1,751

Total fixed income securities	264,688	4,081	(183)	268,586
Publicly traded equity securities	1,091	229	(93)	1,227

Total available for sale securities	265,779	4,310	(276)	269,813
Auction rate securities (classified as trading securities)	34,525	—	—	34,525

Total available for sale and trading securities	$300,304	$4,310	$(276)	$304,338

The Company’s portfolio of available for sale and trading securities as of December 31, 2009 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$229,466	$4,480	$(391)	$233,555
U.S. government and agency securities	31,472	50	(8)	31,514
Foreign and municipal bonds	6,554	70	(2)	6,622
Certificates of deposit	1,750	—	(8)	1,742

Total fixed income securities	269,242	4,600	(409)	273,433
Publicly traded equity securities	1,092	—	(82)	1,010

Total available for sale securities	270,334	4,600	(491)	274,443
Auction rate securities (classified as trading securities)	34,925	—	—	34,925

Total available for sale and trading securities	$305,259	$4,600	$(491)	$309,368

The following table summarizes the maturities of the Company’s fixed income securities, including auction rate securities (ARS) classified as trading securities, as of March 31, 2010 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$85,280	$86,286
Due in 1 to 2 years	97,698	99,803
Due in 2 to 5 years	81,710	82,497
Greater than 5 years*	34,525	34,525

Total fixed income securities including auction rate securities	$299,213	$303,111

*	Comprised of ARS with UBS, which have reset dates of 90 days or less but final expiration dates over 5 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$28,338	$(91)	$—	$—	$28,338	$(91)
U.S. government and agency securities	5,475	(25)	—	—	5,475	(25)
Foreign and municipal bonds	5,458	(67)	—	—	5,458	(67)
Certificates of deposit	—	—	—	—	—	—

Total fixed income securities	39,271	(183)	—	—	39,271	(183)
Publicly traded equity securities	—	—	167	(93)	167	(93)

Total available for sale securities	$39,271	$(183)	$167	$(93)	$39,438	$(276)

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$1,521	$(2)	$26,670	$(389)	$28,191	$(391)
U.S. government and agency securities	—	—	4,485	(8)	4,485	(8)
Foreign and municipal bonds	—	—	4,074	(2)	4,074	(2)
Certificates of deposit	—	—	1,742	(8)	1,742	(8)

Total fixed income securities	1,521	(2)	36,971	(407)	38,492	(409)
Publicly traded equity securities	—	—	1,010	(82)	1,010	(82)

Total available for sale securities	$1,521	$(2)	$37,981	$(489)	$39,502	$(491)

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$214,475	$—	$214,475
Auction rate securities	—	—	33,350	33,350
ARS Rights	—	—	1,175	1,175
U.S. government and agency securities	—	38,241	—	38,241
Foreign and municipal bonds	—	14,119	—	14,119
Certificates of deposit	—	1,751	—	1,751

Total fixed income securities	—	268,586	34,525	303,111
Publicly traded equity securities	1,227	—	—	1,227

Total	$1,227	$268,586	$34,525	$304,338

At March 31, 2010 and December 31, 2009, the Company held ARS with a par value of $34.5 and $34.9 million, respectively. The Company’s ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. The Company also holds Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle the Company to sell its eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximates the par value of the ARS.

The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the related ARS. The Company measures the ARS Rights at fair value under the Financial Instruments-Overall-Scope Section of the Accounting Standard Codification (ASC), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses are included in earnings in future periods. The Company expects that future changes in the fair value of the ARS Rights will approximate fair value movements in the related ARS. The Company valued the ARS Rights using a discounted cash flow approach including estimates based on data available as of March 31, 2010, of interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with the financial ability of UBS to repurchase the ARS beginning June 30, 2010. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Due to the current economic environment in which there is a lack of market activity for ARS, the Company has been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions, which could result in recognizing other-than-temporary impairment loss.

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2009	$55,775	$2,000
Total gains or losses (realized/unrealized):
Included in earnings	250	(250)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(22,850)	—
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2009	$33,175	$1,750
Total gains or losses (realized/unrealized):
Included in earnings	575	(575)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(400)	—
Transfers in and/or out of Level 3		—

Balance at March 31, 2010	$33,350	$1,175

6. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Purchased parts	$10,660	$8,795
Work in process	8,669	5,065
Finished goods	10,187	13,302

	$29,516	$27,162

7. Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its annual impairment test of goodwill as of September 30, 2009.

As of September 30, 2009, the Company determined that the fair value of its Imaging segment reporting unit exceeded the carrying value and therefore no goodwill impairment charge was recorded. In the first quarter of 2010, the Company reviewed the significant assumptions and key estimates used in the September 30, 2009 impairment analysis and concluded the judgments used in the analysis remained appropriate. In addition, there were no triggering events or indicators of impairment during the first quarter of 2010 that would lead the Company to believe goodwill had been impaired as of March 31, 2010.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Components of Acquired Intangible Assets (in thousands):

		March 31, 2010			December 31, 2009
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	13,572	(13,572)	—	13,572	(13,572)	—
Tradename and others	3-5	4,231	(3,705)	526	4,231	(3,596)	635

Total		$251,200	$(250,674)	$526	$251,200	$(250,566)	$635

Estimated future intangible amortization expense, based on current balances, as of March 31, 2010 is as follows (in thousands):

Remaining nine months of 2010	$327
Year ending December 31, 2011	199

$526

Components of Goodwill (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Impairment	Net Balance	Gross Carrying Amount	Accumulated Impairment	Net Balance
Goodwill	$168,691	$(164,494)	$4,197	$168,691	$(164,494)	$4,197

Changes in the carrying amount of goodwill for the three months ended March 31, 2010 and the year ended December 31, 2009 are as follows (in thousands):

Imaging
Balance at January 1, 2009	$4,197
Impairment of goodwill	—

Balance at December 31, 2009	4,197
Impairment of goodwill	—

Balance at March 31, 2010	$4,197

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Other Long-Term Liabilities

The following is a summary of other long term liabilities as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Severance obligations, Israel (see note below)	$14,744	$14,409
Other employment related obligations	2,995	2,887
Income tax liability	11,855	11,823
Deferred rent	1,703	1,693
Other	1,480	1,585

	$32,777	$32,397

Severance obligations represent a liability for the Company’s employees in Israel. Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets.

The severance pay detail is as follows (in thousands):

	March 31, 2010	December 31, 2009
Accrued severance	$14,744	$14,409
Less: amount funded	(14,330)	(14,019)

Unfunded portion, net accrued severance pay	$414	$390

9. Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. Throughout 2009 and for the first quarter of 2010, the Company reported a rolling three year cumulative loss in multiple foreign jurisdictions. The cumulative three-year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence the Company considered included projections of future losses, the historical volatility of the semiconductor industry and the highly competitive nature of the DTV, DVD and Mobile markets in which the Company operates. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in the Company’s history. After considering both the positive and negative evidence, the Company determined that it was still more-likely-than-not that it would not realize the full value of certain foreign jurisdiction deferred tax assets. As a result, the Company continues to record a valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. It is possible that the Company will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in each jurisdiction.

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of its tax planning strategies. The Company’s Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel. The Company’s U.S. federal net operating losses expire at various times between 2010 and 2024, and the benefits from the Company’s subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

The provision for income taxes for the three months ended March 31, 2010 reflects the estimated annual tax rate applied to the year to date net earnings. As of December 31, 2009, the Company had $35.0 million of unrecognized tax benefits which have not materially changed during the current period and all of which would benefit the Company’s tax expense if realized in the future.

10. Segment Reporting

The Company’s products consist of highly integrated application-specific integrated circuits and system-on-a-chip solutions licenses certain software and other intellectual property. Operating segments are defined as components of an enterprise about which separate financial information is available, which the chief operating decision-maker evaluates regularly in determining allocation of resources and assessing performance. The Company aggregates its operating segments into two reportable segments, Consumer and Imaging based on the guidance within ASC 280.

The Consumer group provides products for use in DVD and Multimedia Player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

Information about reported segment income or loss is as follows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues:
Consumer	$75,625	$54,291
Imaging	14,826	14,196

	$90,451	$68,487

Operating expenses:
Consumer	$83,680	$77,846
Imaging	10,280	12,311

	$93,960	$90,157

Contribution margin:
Consumer	$(8,055)	$(23,555)
Imaging	4,546	1,885

	$(3,509)	$(21,670)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Contribution margin from operating segments	$(3,509)	$(21,670)
Amortization of intangible assets	109	109

Total operating loss	$(3,618)	$(21,779)

The Company maintains operations in China, France, India, Israel, Japan, Korea, Sweden, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The geographic distribution of total revenues for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues from unaffiliated customers originating from:
China	$34,608	$28,543
Taiwan	24,032	11,549
Japan	20,485	13,156
United States	5,662	5,590
Korea	4,018	7,603
Other	1,646	2,046

Total revenues	$90,451	$68,487

For the three months ended March 31, 2010, four customers accounted for 16%, 13%, 11% and 11% of total revenues, respectively. For the same period of 2009, three customers accounted for 15%, 12% and 11% of total revenues, respectively.

As of March 31, 2010, four customers accounted for approximately 28%, 11%, 10% and 10% of the net accounts receivable balance, respectively, and as of December 31, 2009, five customers accounted for approximately 23%, 15%, 13%, 13% and 10% of the net accounts receivable balance, respectively.

11. Net Loss Per Share

The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net loss	$(3,969)	$(21,067)

Basic and diluted weighted average shares outstanding	51,174	51,176

Net loss per share:
Basic and diluted	$(0.08)	$(0.41)

For the three months ended March 31, 2010 and 2009, outstanding options and restricted stock units were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

12. Commitments and Contingencies

Legal Proceedings

Xpoint Technologies, Inc. v. Zoran Corporation On September 18, 2009, Xpoint Technologies, Inc. filed an amended complaint against the Company and 43 other defendants in the United States District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sale of digital camera processors, including its Coach 9, Coach 10 and Coach 12 lines of processors, infringe one or more of the claims of United States Patent No. 5,913,028. The complaint seeks unspecified damages, a preliminary and permanent injunction against further infringement, a finding of willful infringement, enhanced damages, attorneys’ fees and costs. The Company filed an answer and a counterclaim. The Company’s counterclaim seeks an order declaring that it did not infringe the patent and that the patent is invalid. The case is in its very early stages. Discovery has just recently commenced and any potential loss, if any, is not reasonably estimable at this time. The Company intends to vigorously defend itself against the allegations made by Xpoint in this lawsuit. The Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company’s Common Stock.

Indemnification Obligations

The Company’s Amended and Restated Bylaws require the Company to indemnify its directors and authorize the Company to indemnify its officers to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). In addition, each of the Company’s current directors and officers has entered into a separate indemnification agreement with the Company. The Company’s Restated Certificate of Incorporation limits the liability of directors to the Company or its stockholders to the fullest extent permitted by the DGCL. The obligation to indemnify generally means that the Company is required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters.

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matters noted above. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During the three months ended March 31, 2010 and 2009, the Company incurred costs of $1.1 million and $0 in connection with settlement of disputes, respectively.

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

Overview

We provide integrated circuits, software and platforms for digital televisions, digital cameras, set-top boxes, DVD and HD media players, and digital imaging products, consisting of semiconductor hardware and software that enable printing, scanning, processing and transmission of documents to computer peripherals that perform printing functions. Our products are used by the original equipment manufacturers (OEMs) for consumer and commercial applications.

In 2009, our revenues were harmed by the poor macroeconomic environment which had the effect of reducing consumer spending. As a result of those macroeconomic conditions, we continued several cost containment programs including realigning our resources to focus on our key priorities, reducing investments in certain areas and scaling back travel, as well as other measures. In addition, we continued our focus on maintaining a strong balance sheet, and in particular, managing our cash and inventory balances very closely.

While the global economic downturn continues to affect consumer spending, we are seeing some indications that it may be stabilizing. In the first quarter of 2010, we saw growth in our digital camera product line as a result of increased demand for low to mid-range models. Also, we had growth in our DVD and Multimedia player product lines as a result of increased demand for low to mid-range DVD and HD multimedia players where we have a strong market position.

While we have seen some recent strength in demand for certain of our products, consumer spending has not yet reached previous levels and we are continuing some of the cost containment measures as well as continuing our focus on maintaining a strong balance sheet.

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

Research and Development

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design and development activities, costs of engineering materials and supplies and allocable facilities costs. We believe that significant investments in research and development are required for us to remain competitive, and we expect to continue to devote significant resources to product development, although such expenses as a percentage of total revenues may fluctuate.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of employee-related expenses, sales commissions, product promotion, other professional services and allocable facilities costs.

Income Taxes

Our global effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses as our statutory tax rate varies significantly by jurisdiction. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, we identified certain foreign jurisdictions where it is more likely than not that we will not fully utilize our deferred tax assets, and we continue to record a valuation allowance on the portion of those deferred tax assets for which future income is uncertain. The determination of when to record or remove a valuation allowance is highly subjective and is done for each jurisdiction. We rely primarily on an analysis of cumulative earnings or losses and projected future earnings or losses. It is possible that we will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in each jurisdiction.

Our Israeli subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2010 and 2024, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

Segments

Our products consist of application-specific integrated circuits, or ASICs, and system-on-a-chip, or SOC, products. We also license certain software and other intellectual property. We have two reportable operating segments – Consumer and Imaging. The Consumer group provides products for use in DVD and Multimedia Player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes for the periods presented (amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Revenues:
Hardware product revenues	$79,050	$55,961	$23,089	41.26%
Software and other revenues	11,401	12,526	(1,125)	(8.98)%

Total revenues	90,451	68,487	21,964	32.07%

Cost and expenses:
Cost of hardware product revenues	43,720	35,998	7,722	21.45%
Research and development	26,114	29,547	(3,433)	(11.62)%
Selling, general and administrative	24,126	24,612	(486)	(1.97)%
Amortization of intangible assets.	109	109	—	—

Total costs and expenses	94,069	90,266	3,803	4.21%

Operating loss	(3,618)	(21,779)	18,161	*

Interest and other income, net	2,349	3,452	(1,103)	(31.95)%
Provision for income taxes	2,700	2,740	(40)	*

Net loss	$(3,969)	$(21,067)	$17,098	*

Supplemental Operating Data:

Cost of hardware product as % of hardware product revenues	55.3%	64.3%

*	not meaningful

Revenues

Hardware product revenues for the three months ended March 31, 2010 were $79.1 million, compared to $56.0 million for the same period of 2009. Hardware product revenues increased $21.6 million or 40.4% in the Consumer segment and $1.5 million or 59.3% in the Imaging segment. Total units shipped for products in the Consumer segment increased by 71.9%, partially offset by a decrease in average selling price by 18.3% compared to the prior year. Within the Consumer segment, hardware product revenues for Mobile products increased by $19.8 million or 91.0% and hardware product revenue for DVD products increased by $1.9 million or 23.9%. Total units shipped for Mobile products increased by 120.3%, partially offset by a decrease in average selling price by 13.3% compared to the prior year. Total units shipped for DVD products increased by 34.3% and average selling price decreased by 7.7% compared to the prior year. The increase in Imaging hardware product revenues was primarily due to a 62.0% increase in unit shipments attributable to an overall increase in demand as a result of the economic recovery. As the economy continues to improve, we believe that our revenue will grow in 2010 although there is uncertainty regarding the level of recovery that will occur in the near future.

Software and other revenues were $11.4 million for the three months ended March 31, 2010, compared to $12.5 million for the same period of 2009. Software and other revenues decreased by $0.8 million in the Imaging segment and $0.3 million in the Consumer segment. The decrease was primarily due to timing of new agreements signed.

Cost of Hardware Product Revenues

Cost of hardware product as a percentage of hardware revenues decreased to 55.3% for the quarter ended March 31, 2010 from 64.3% for the same period of 2009. This decrease was primarily due to a change in product mix, with a higher percentage of revenues from sales of higher margin Mobile products.

Research and Development

Research and development expenses were $26.1 million for the three months ended March 31, 2010, compared to $29.5 million for the same period of 2009. The decrease in costs by $3.4 million or 11.6% was primarily due to fluctuations based on the timing of tape-outs which include mask sets and engineering wafers and reduction in payroll costs in certain areas due to cost control measures in place.

Selling, General and Administrative

Selling, general and administrative expenses were $24.1 million for the three months ended March 31, 2010, compared to $24.6 million for the same period of 2009, resulting in a minor decrease in costs of $0.5 million or 2.0%.

Amortization of Intangible Assets

Amortization expense for the three months ended March 31, 2010 remained consistent with the same period of 2009. At March 31, 2010, we had approximately $0.5 million in net intangible assets acquired through the Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2011.

Interest and Other Income

Interest and other income was $2.3 million for the three months ended March 31, 2010, compared to $3.5 million for the same period of 2009. The decrease was primarily due to weakening in the value of the U.S. dollar in comparison to currencies in countries in which we operate and lower average interest earned on our cash and short term investment balances due to a decline in interest rates.

Provision for Income Taxes

We recorded a tax provision of $2.7 million for each of the three months ended March 31, 2010 and 2009. The 2010 and 2009 provisions are primarily for the accrual of taxes we expect to owe in our profitable jurisdictions.

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

Liquidity and Capital Resources

At March 31, 2010, we had $95.7 million of cash and cash equivalents, and $304.3 million of short term investments. At March 31, 2010, we had $411.8 million of working capital.

Our operating activities generated cash of $1.4 million during the three months ended March 31, 2010. While we recorded a net loss of $4.0 million, this loss included non-cash items such as amortization of intangible assets of $0.1 million, depreciation of $1.6 million, stock-based compensation expense of $2.2 million and deferred income taxes of $3.0 million resulting in our net loss adjusted for non-cash items to be a total net income of $3.0 million. Cash flow from changes in assets and liabilities was primarily due to increases in accounts receivable by $5.0 million due to the timing of shipments, inventory by $2.4 million to meet an increase in demand for the future quarter and prepaid expenses, other current assets and other assets by $0.3 million due to the timing of payments made. These changes were partially offset by an increase in accounts payable, accrued expenses and other liabilities totaling $6.6 million due to timing of payments.

Cash provided by investing activities was $4.7 million during the three months ended March 31, 2010. Proceeds from sales and maturities of investments of $53.2 million were offset by purchases of $47.8 million and $0.7 million used for purchases of property and equipment.

Cash provided by financing activities during the three months ended March 31, 2010 was $0.3 million and consisted of proceeds from issuances of common stock through exercises of employee stock options.

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

Cash provided by financing activities during the three months ended March 31, 2009 was $35,000 and consisted of proceeds received from issuances of common stock through exercises of employee stock options

At March 31, 2010 and 2009, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flows from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•	the levels at which we maintain inventories and accounts receivable;

•	the market acceptance of our products;

•	the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and technology roadmap;

•	volume pricing concessions;

•	capital improvements;

•	acquisitions of businesses, products or technologies;

•	technological advances;

•	the response of competitors to our products; and

•	our relationships with suppliers and customers.

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

At March 31, 2010 we held ARS with a par value of $34.5 million and a fair value of $33.4 million. During the three months ended March 31, 2010, we sold $0.4 million of our ARS at par value. Our ARS are high grade long-term debt instruments backed by student loans which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. We also hold Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle us to sell our eligible ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates have the discretionary right to sell our eligible ARS on our behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. The total fair value of the ARS, combined with the fair value of the ARS Rights, approximates the par value of the ARS. We intend to exercise our ARS right on June 30, 2010 and as a result, have classified these ARS as short-term investments. See Note 5 to the Condensed Consolidated Financial Statements.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of March 31, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases commitments (1)	$37,263	$6,183	$10,822	$10,459	$9,799
Purchase commitments (2)	39,273	39,273	—	—	—
Other long-term liabilities	32,777	—	13,647	590	18,540

Total	$109,313	$45,456	$24,469	$11,049	$28,339

(1)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.
(2)	We lease many of our office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2010 through fiscal year 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations. We recorded an exchange loss of $0.2 million and a gain of $1.0 million for the three months ended March 31, 2010 and 2009, respectively. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, Note 12.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following risk factors update and supersede in their entirety the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the timing or cancellation of large customer orders;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	changes in the mix of products sold;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	increased competition in product lines, and competitive pricing pressures;

•	the length and variability of the sales cycle for our products;

•	price changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the cost and availability of adequate foundry capacity;

•	the loss or gain of important customers;

•	failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of credit and equity market fluctuations and lack of credit availability for our customers and suppliers and credit market problems;

•	other conditions affecting the timing or size of customer orders;

•	our ability to effectively protect our intellectual property from infringement by others;

•	changes in governmental regulations that could affect our products;

•	disruption in commercial activities associated with heightened security concerns affecting international travel and commerce;

•	liquidity constraints caused by failed auctions and lack of a liquid market for our auction rate securities;

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

These factors are difficult or impossible to forecast. We place orders with independent foundries several months in advance of the scheduled delivery date, often in advance of receiving non-cancelable orders from our customers. This limits our ability to react to fluctuations in demand. If anticipated shipments in any quarter are canceled or do not occur as quickly as expected, or if we fail to foresee a technology or market change that could render our or one of our customer’s products obsolete, expense and inventory levels could be disproportionately high and we may incur charges for excess inventory, which would harm our gross margins and financial results. If anticipated license revenues in any quarter are canceled, do not occur, or are lower than anticipated, our gross margins and financial results may be harmed.

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers’ mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. We expect these seasonal sales fluctuations to continue for the foreseeable future and any further or continuing economic slowdown could increase the seasonal decline in sales that we typically see in the first half of the calendar year or mitigate the typical increase in sales in the second half of the calendar year.

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in a given quarter may affect our ability to meet that quarter’s revenue forecast and can lead to excess inventory write-offs. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory causing us to lose revenue or take write offs that would reduce our profit margins, either of which would harm our results of operations and financial condition.

We derive most of our revenue from sales to a small number of large customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our largest customers account for a substantial percentage of our revenues. For the quarter ended March 31, 2010, four customers accounted for 16%, 13%, 11% and 11% of total revenues while sales to our ten largest customers accounted for 73% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of March 31, 2010, four customers accounted for approximately 28%, 11%, 10% and 10% of our net accounts receivable balance, respectively.

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

The current worldwide economic downturn has reduced consumer spending on products offered by our customers. Other factors, such as unemployment levels, inflation, deflation, fuel and energy costs, consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those offered by our customers. Reduced sales by our customers harm our business by reducing demand for our products. Moreover, if our customers are not successful in generating sufficient revenue or cannot secure financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers reduces our current and future revenues. In addition, our expenses could increase due to, among other things, fluctuations of the value of the United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses hurts our profitability and harms our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the worldwide economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future financial statements.

Trends in global credit markets could result in insolvency of our key suppliers or customers, and customer inability to finance purchases of our products.

The credit market crisis, including uncertainties with respect to financial institutions and the global capital markets, and other macro-economic challenges currently affecting the worldwide economy may adversely affect our customers and suppliers. As a result of these conditions, our customers may experience cash flow problems, may not be able to obtain credit to finance their purchases and may modify, delay or cancel plans to purchase our products or lengthen payment terms. If our customers are unable to finance purchases of our products, our sales will be harmed.

Similarly, current economic and credit conditions may cause our suppliers to increase their prices, tighten payment terms or reduce their output, which could increase our expenses, make it harder or more expensive to obtain required supply and impair our sales. Moreover, if one of our key suppliers becomes insolvent, we may not be able to find a suitable substitute in a timely manner and our cost of production may increase. If economic and credit conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results may be harmed.

Our products are characterized by average selling prices that typically decline over relatively short time periods; if we are unable to reduce our costs or introduce new products with higher average selling prices, our financial results will suffer.

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be – for example, we have experienced declines in average selling prices in the first quarter of 2010 compared to the same period of 2009.

Our operating results may be harmed by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be harmed.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions. These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated average selling price declines. The current worldwide economic downturn and the downturn in our industry has harmed our revenue and our results of operations. This downturn may continue and the recovery may be slow, which may continue to harm our revenues, gross margins and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenues if we are unable to ship enough products to meet customer demand.

The current worldwide economic downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. This downturn has delayed and lengthened our sales cycles by causing U.S. and foreign businesses to slow or postpone spending on our products and services. We cannot predict the timing, strength or duration of the economic slowdown or the economic recovery, worldwide, or in the semiconductor industry. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions continue to have a compounding negative impact on our results of operations.

Our success depends on our ability to develop and market new products in new markets. We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. We must constantly compete to ensure that our products are designed into our customers’ new products which are rapidly evolving. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

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

In the consumer electronics market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, digital cameras, digital televisions, multimedia accelerators for mobile phones, set-top boxes and digital imaging products. These markets are characterized by the incorporation of a steadily increasing level of integration and features on a chip at the same or lower system cost, enabling OEMs to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

The DVD player market has slowed, and continued competition will lead to further price reductions and reduced profit margins. We also face significant competition in the DTV, set-top box, digital imaging and digital camera markets. The future growth of these markets is highly dependent on OEMs continuing to outsource chip supply and an increasing portion of their product development work rather than doing it in-house. Many of our existing competitors, as well as OEM customers that are expected to compete with us in the future, have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. In addition, much of our future success is dependent on the success of our OEM customers. If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

Our new frame rate conversion technology remains unproven and our financial results and ability to compete could be harmed.

Through our acquisition of Let It Wave in June 2008, we acquired a frame rate conversion technology, for which we completed development in June 2009. Our competitors may develop a superior performance image processing technology. If we cannot successfully market and sell our frame rate conversion technology, we will not be able to recoup our costs of acquiring Let It Wave or our development costs for this technology and we will not obtain the intended benefits from the acquisition and our financial results and ability to compete would be harmed.

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

In addition, TSMC and some of our other foundries are located in areas of the world that are subject to natural disasters such as earthquakes. While the 1999 and 2010 earthquake in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC’s facility could severely reduce TSMC’s ability to manufacture our integrated circuits. The loss of any of our manufacturers as a supplier, our inability to expand the supply of their products in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason could delay or reduce shipments of our products. Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

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

We also maintain offices in France, India, Japan, Korea, Sweden, Taiwan and the United Kingdom, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

We transact business and have operations worldwide. For example, international transactions account for a substantial majority of our sales and our semiconductor products are manufactured, assembled and tested outside of the United States. Our global operations involve significant complexity and difficulties, including:

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

We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ 367 people. We also conduct a portion of our sales and marketing operations at our Haifa facility.

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

At March 31, 2010, we had $400.0 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities (ARS) and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

At March 31, 2010, we held ARS with a par value of $34.5 million. Historically, our ARS were highly liquid, using a Dutch auction process that reset the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in the first quarter of 2008, when sell orders exceeded buy orders. There can be no assurance that we will be able to dispose of our ARS at favorable pricing, or at all.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2010 and March 31, 2010, the sale prices of our common stock, as reported on the Nasdaq Stock Market, ranged from a low of $10.56 to a high of $12.23. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 5.	Exhibits

The information required by this Item is incorporated by reference to the Exhibit Index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: May 5, 2010	/s/ KARL SCHNEIDER
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