Form 10-Q
period 2010-06-30
ZORAN CORP \DE\
filed 2010-08-06
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 4, 2010, there were outstanding 49,662,390 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$74,353	$89,318
Short-term investments	304,795	309,368
Accounts receivable, net	29,252	21,997
Inventories	36,199	27,162
Prepaid expenses and other current assets	21,141	20,519

Total current assets	465,740	468,364
Property and equipment, net	12,304	12,456
Deferred income taxes	32,892	38,173
Other assets	30,090	28,631
Goodwill	4,197	4,197
Intangible assets, net	417	635

Total assets	$545,640	$552,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,024	$29,090
Accrued expenses and other current liabilities	35,589	30,701

Total current liabilities	75,613	59,791

Other long-term liabilities	33,141	32,397
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2010 and December 31, 2009; 49,566,274 shares issued and outstanding as of June 30, 2010; and 51,150,969 shares issued and outstanding as of December 31, 2009	50	51
Additional paid-in capital	855,053	867,139
Accumulated other comprehensive income	1,970	2,634
Accumulated deficit	(420,187)	(409,556)

Total stockholders’ equity	436,886	460,268

Total liabilities and stockholders’ equity	$545,640	$552,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Hardware product revenues.	$82,721	$92,179	$161,771	$148,140
Software and other revenues	10,649	10,543	22,050	23,069

Total revenues	93,370	102,722	183,821	171,209

Costs and expenses:
Cost of hardware product revenues	45,190	54,312	88,910	90,310
Research and development	29,043	27,476	55,157	57,023
Selling, general and administrative	24,890	36,852	49,016	61,464
Amortization of intangible assets	109	109	218	218

Total costs and expenses	99,232	118,749	193,301	209,015

Operating loss	(5,862)	(16,027)	(9,480)	(37,806)
Interest income	1,843	2,430	3,906	5,052
Other income (expense), net	257	(247)	543	583

Loss before income taxes	(3,762)	(13,844)	(5,031)	(32,171)
Provision for income taxes	2,900	—	5,600	2,740

Net loss	$(6,662)	$(13,844)	$(10,631)	$(34,911)

Net loss per share—basic and diluted	$(0.13)	$(0.27)	$(0.21)	$(0.68)

Shares used to compute basic and diluted net loss per share	50,364	51,494	50,769	51,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,631)	$(34,911)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	3,130	3,700
Amortization of intangible assets	218	218
Stock-based compensation expense	4,636	6,032
Deferred income taxes	5,489	129
Realized gain on sale of short-term investments, net	(425)	(32)
Changes in assets and liabilities:
Accounts receivable	(7,255)	(10,480)
Inventories	(9,037)	(4,387)
Prepaid expenses and other current assets and other assets	(1,930)	4,744
Accounts payable	10,934	18,683
Accrued expenses, other current liabilities and other long-term liabilities	5,518	55

Net cash provided by (used in) operating activities	647	(16,249)

Cash flows from investing activities:
Purchases of property and equipment	(2,867)	(938)
Purchases of investments	(109,264)	(130,303)
Sales and maturities of investments	113,242	131,830

Net cash provided by investing activities	1,111	589

Cash flows from financing activities:
Repurchase of common stock	(20,058)	—
Proceeds from issuance of common stock	3,335	3,335

Net cash provided by (used in) financing activities	(16,723)	3,335

Net decrease in cash and cash equivalents	(14,965)	(12,325)
Cash and cash equivalents at beginning of period	89,318	110,643

Cash and cash equivalents at end of period	$74,353	$98,318

Supplemental cash flow information:
Cash payment for income taxes	$627	$661

Non-cash investing activities:
Purchase of property and equipment included in accrued liabilities	$114	$—

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

Recent accounting pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to the Company.

In April, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-13, “Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force” (ASU 2010-13). ASU 2010-13 provides amendments to Topic 718 to further clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should classify such an award as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In March, 2010, the FASB issued ASU No. 2010-11, “Derivative and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 provides amendments to Subtopic 815-15 to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. An entity must ensure that an impairment analysis of the investment has been performed before the initial adoption of the amendment in this update. This update is effective for fiscal quarter beginning after June 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

2. Stock-based compensation

Stock Option Plans

As of June 30, 2010, the Company had outstanding options for the purchase of 7,920,531 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Non-statutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and various other plans the Company assumed as a result of acquisitions. At its annual stockholders meeting held on June 25, 2010, the maximum number of shares available for option and award grant purpose that may be issued under the Company’s 2005 plan was increased by 3,600,000 shares. As of June 30, 2010, 5,451,946 shares remained available for future grants and awards under the 2005 Plan and the 2005 Outside Directors Equity Plan. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of the Company’s common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of hardware product revenues	$82	$95	$158	$206
Research and development	811	1,155	1,601	2,458
Selling, general and administrative	1,547	1,860	2,877	3,368

Total costs and expenses	$2,440	$3,110	$4,636	$6,032

The income tax benefit for share-based compensation expense was $360,000 and $632,000 for the three and six months ended June 30, 2010. The income tax benefit for share-based compensation expense was $372,000 and $666,000 for the three and six months ended June 30, 2009.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average expected term (years)	5.6	5.7	5.6	5.6
Expected volatility	52%	55%	52%	55%
Risk-free interest rate	2.3%	2.2%	2.3%	2.0%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average expected term (years)	1.25	1.25	1.25	1.25
Expected volatility	55%	56%	55%	55%
Risk-free interest rate	1.3%	1.4%	1.3%	1.4%
Dividend yield	0%	0%	0%	0%

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	7,057,012	$15.17
Granted	1,060,950	$9.90
Exercised	(33,661)	$9.77
Cancelled	(163,770)	$19.20

Outstanding at June 30, 2010	7,920,531	$14.40

Significant option groups outstanding as of June 30, 2010, and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 to $9.99	2,333,657	8.57	$8.96	$1,652	563,237	6.05	$7.85	$954
$10.00 to $11.99	949,448	5.00	$10.54	—	847,408	4.40	$10.58	—
$12.00 to $14.99	2,286,901	5.79	$13.91	—	1,758,666	5.19	$13.83	—
$15.00 to $19.99	976,080	4.59	$17.93	—	907,886	4.43	$17.79	—
$20.00 to $25.99	1,210,545	3.51	$23.95	—	1,205,128	3.49	$23.95	—
$26.00 to $38.74	163,900	0.08	$29.34	—	163,900	0.08	$29.34	—

Total	7,920,531	5.90	$14.40	$1,652	5,446,225	4.89	$16.07	$954

Of the 7,920,531 stock options outstanding as of June 30, 2010, the Company estimates that approximately 7,662,849 will fully vest over the remaining contractual term. As of June 30, 2010, these options had a weighted average remaining contractual life of 5.78 years, a weighted average exercise price of $14.55 and aggregate intrinsic value of $1.6 million.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2010 was $4.93 per share. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2009 was $4.70 and $4.55 per share, respectively.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.54 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of June 30, 2010 was 556,350. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $6,000 and $59,000, respectively. There was no excess tax benefit realized by the Company for the three and six months ended June 30, 2010 and 2009 for option exercises.

As of June 30, 2010, the Company had $13.7 million of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over the weighted average remaining term of 2.80 years.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of June 30, 2010, there was $6.8 million of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 3.02 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances at January 1, 2010	799,858	$9.95
Granted	341,710	$9.86
Released	(63,952)	$9.05
Forfeited	(14,838)	$9.99

Balances at June 30, 2010	1,062,778	$9.97

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the three month period ended June 30, 2010, 433,906 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $6.93 per share. As of June 30, 2010, 3,055,176 shares were reserved and available for issuance under the ESPP.

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

As of June 30, 2010 and 2009, the authorized amount that remained available under the Company’s stock repurchase program was $60.2 million and $90.0 million, respectively. The Company retires all shares repurchased under the stock repurchase program. The purchase price for the repurchased shares of the Company’s common stock is reflected as a reduction of common stock and additional paid-in capital.

Stock repurchase activities during the three and six months ended June 30, 2010 and the year ended December 31, 2009 were as follows:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share (or Unit)	Amount Paid for Purchase (in thousands)
Balances, January 1, 2009	1,164	$8.60	$10,012
Repurchase—November 1 to November 30, 2009	1,000	$9.74	9,739

Balances, December 31, 2009	2,164	$9.13	19,751
Repurchase—May 1 to May 31, 2010	2,116	$9.48	20,058

Balances, June 30, 2010	4,280	$9.30	$39,809

Note:	The average price paid per share is based on the total price paid by the Company which includes applicable broker fees.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Comprehensive Loss

The following table presents the calculation of comprehensive loss. The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(6,662)	$(13,844)	$(10,631)	$(34,911)
Change in unrealized gain (loss) on investments, net of tax	(656)	3,527	(664)	3,321

Total comprehensive loss	$(7,318)	$(10,317)	$(11,295)	$(31,590)

The components of accumulated other comprehensive income are unrealized gains on marketable securities, net of related taxes.

4. Marketable Securities

The Company’s portfolio of available for sale and trading securities as of June 30, 2010 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$223,696	$3,591	$(748)	$226,539
U.S. government and agency securities	46,028	91	(12)	46,107
Foreign and municipal bonds	15,479	97	(19)	15,557
Certificates of deposit	1,750	6	—	1,756

Total fixed income securities	286,953	3,785	(779)	289,959
Publicly traded equity securities	1,091	122	(102)	1,111

Total available for sale securities	288,044	3,907	(881)	291,070
Auction rate securities (classified as trading securities)	13,725	—	—	13,725

Total available for sale and trading securities	$301,769	$3,907	$(881)	$304,795

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The following table summarizes the maturities of the Company’s fixed income securities, including auction rate securities (ARS) classified as trading securities, as of June 30, 2010 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year*	$99,877	$100,496
Due in 1 to 2 years	126,878	128,987
Due in 2 to 5 years	73,923	74,201

Total fixed income securities including auction rate securities	$300,678	$303,684

*	Includes $13.7 million ARS which were redeemed on July 1, 2010.

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$46,804	$(748)	$—	$—	$46,804	$(748)
U.S. government and agency securities	10,495	(12)	—	—	10,495	(12)
Foreign and municipal bonds	6,608	(19)	—	—	6,608	(19)
Certificates of deposit	—	—	—	—	—	—

Total fixed income securities	63,907	(779)	—	—	63,907	(779)
Publicly traded equity securities	—	—	167	(102)	167	(102)

Total available for sale securities	$63,907	$(779)	$167	$(102)	$64,074	$(881)

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

5. Fair Value

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact purchases and sales of such asset or liability and it considers assumptions that market participants would use when pricing the asset or liability.

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

•

Level 3—The Company’s investments in ARS are classified within Level 3 because there are no active markets for the ARS and therefore the Company is unable to obtain independent valuations from market sources. The Company estimated the fair value of the ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Corporate notes and bonds	$—	$226,539	$—	$226,539
Auction rate securities	—	—	13,395	13,395
Auction rate securities rights	—	—	330	330
U.S. government and agency securities	—	46,107	—	46,107
Foreign and municipal bonds	—	15,557	—	15,557
Certificates of deposit	—	1,756	—	1,756

Total fixed income securities	—	289,959	13,725	303,684
Publicly traded equity securities	1,111	—	—	1,111

Total	$1,111	$289,959	$13,725	$304,795

At June 30, 2010 and December 31, 2009, the Company held ARS with a par value of $13.7 million and $34.9 million, respectively. The Company’s ARS are high grade, long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. The Company also holds Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitle the Company to sell its eligible ARS to UBS or its affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS or its affiliates have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. On July 1, 2010, the Company exercised its right and redeemed the $13.7 million ARS at par value.

The enforceability of the ARS Rights results in a put option and should be recognized as a free standing asset separate from the related ARS. The Company measures the ARS Rights at fair value under the Financial Instruments-Overall-Scope Section of the Accounting Standard Codification (ASC), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses are included in earnings in future periods. The Company exercised its right and redeemed the ARS on July 1, 2010.

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2009	$55,775	$2,000
Total gains or losses (realized/unrealized):
Included in earnings	250	(250)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(22,850)	—
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2009	$33,175	$1,750
Total gains or losses (realized/unrealized):
Included in earnings	575	(575)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(400)	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2010	$33,350	$1,175
Total gains or losses (realized/unrealized):
Included in earnings	845	(845)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(20,800)	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2010	$13,395	$330

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Purchased parts	$9,646	$8,795
Work in process	7,060	5,065
Finished goods	19,493	13,302

	$36,199	$27,162

7. Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its most recent annual impairment test of goodwill as of September 30, 2009.

As of September 30, 2009, the Company determined that the fair value of its Imaging segment reporting unit exceeded the carrying value and therefore no goodwill impairment charge was recorded. In the second quarter of 2010, the Company reviewed the significant assumptions and key estimates used in the September 30, 2009 impairment analysis and concluded the judgments used in the analysis remained appropriate. In addition, there were no triggering events or indicators of impairment during the first half of 2010 that would lead the Company to believe goodwill had been impaired as of June 30, 2010.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Components of Acquired Intangible Assets (in thousands):

		June 30, 2010			December 31, 2009
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	13,572	(13,572)	—	13,572	(13,572)	—
Tradename and others	3-5	4,231	(3,814)	417	4,231	(3,596)	635

Total		$251,200	$(250,783)	$417	$251,200	$(250,565)	$635

Estimated future intangible amortization expense, based on current balances, as of June 30, 2010 is as follows (in thousands):

Remaining nine months of 2010	$218
Year ending December 31, 2011	199

$417

Components of Goodwill (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Impairment	Net Balance	Gross Carrying Amount	Accumulated Impairment	Net Balance
Goodwill	$168,691	$(164,494)	$4,197	$168,691	$(164,494)	$4,197

Changes in the carrying amount of goodwill for the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows (in thousands):

Imaging
Balance at January 1, 2009	$4,197
Impairment of goodwill	—

Balance at December 31, 2009	4,197
Impairment of goodwill	—

Balance at June 30, 2010	$4,197

8. Other Long-Term Liabilities

The following is a summary of other long term liabilities as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Severance obligations, Israel (see note below)	$15,216	$14,409
Other employment related obligations	3,052	2,887
Income tax liability	11,818	11,823
Deferred rent	1,712	1,693
Other	1,343	1,585

	$33,141	$32,397

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Severance obligations represent a liability for the Company’s employees in Israel. Under Israeli law, the Company is required to make severance payments to its retired, dismissed, and certain other Israeli employees. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets.

The severance pay detail is as follows (in thousands):

	June 30, 2010	December 31, 2009
Accrued severance	$15,216	$14,409
Less: amount funded	(14,573)	(14,019)

Unfunded portion, net accrued severance pay	$643	$390

9. Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. Throughout 2009 and for the first two quarters of 2010, the Company reported a rolling three year cumulative loss in multiple foreign jurisdictions. The cumulative three-year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence the Company considered included projections of future losses, the historical volatility of the semiconductor industry and the highly competitive nature of the DTV, DVD and Mobile markets in which the Company operates. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in the Company’s history. After considering both the positive and negative evidence, the Company determined that it was still more-likely-than-not that it would not realize the full value of certain foreign jurisdiction deferred tax assets. As a result, the Company continues to record a valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. It is possible that the Company will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in each jurisdiction.

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

The Company’s worldwide tax expense is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of its tax planning strategies. The Company’s Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel. The Company’s U.S. federal net operating losses expire at various times between 2010 and 2024, and the benefits from the Company’s subsidiary’s Approved Enterprise status expire at various times beginning in 2011.

As of June 30, 2010 the Company has determined that the effective tax rate method for computing the Zoran group tax provision does not provide meaningful results because of the uncertainty in reliably estimating our 2010 annual effective tax rate. As a result, the provision for income taxes for the three and six months ended June 30, 2010 reflects the sum of the estimated tax expense in each of our profitable jurisdictions for their year to date profits.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Segment Reporting

The Company’s products consist of highly integrated application-specific integrated circuits and system-on-a-chip solutions as well as licenses of certain software and other intellectual property. Operating segments are defined as components of an enterprise about which separate financial information is available, which the chief operating decision-maker evaluates regularly in determining allocation of resources and assessing performance. The Company aggregates its operating segments into two reportable segments, Consumer and Imaging based on the guidance within ASC 280.

The Consumer group provides products for use in DVD and Multimedia Player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers and multifunction peripherals.

Information about reported segment income or loss is as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Consumer	$79,080	$90,515	$154,705	$144,806
Imaging	14,290	12,207	29,116	26,403

	$93,370	$102,722	$183,821	$171,209

Operating expenses:
Consumer	$88,220	$107,670	$171,900	$185,516
Imaging	10,903	10,970	21,183	23,281

	$99,123	$118,640	$193,083	$208,797

Contribution margin:
Consumer	$(9,140)	$(17,155)	$(17,195)	$(40,710)
Imaging	3,387	1,237	7,933	3,122

	$(5,753)	$(15,918)	$(9,262)	$(37,588)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contribution margin from operating segments	$(5,753)	$(15,918)	$(9,262)	$(37,588)
Amortization of intangible assets	109	109	218	218

Total operating loss	$(5,862)	$(16,027)	$(9,480)	$(37,806)

The Company maintains operations in China, France, India, Israel, Japan, Korea, Sweden, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The geographic distribution of total revenues for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues from unaffiliated customers originating from:
China	$36,985	$49,873	$71,593	$78,416
Taiwan	26,797	22,474	50,829	34,023
Japan	20,807	14,233	41,292	27,389
United States	5,702	4,670	11,364	10,260
Korea	1,954	9,492	5,972	17,095
Other	1,125	1,980	2,771	4,026

Total revenues	$93,370	$102,722	$183,821	$171,209

For the three months ended June 30, 2010, four customers accounted for 14%, 13%, 11% and 11% of total revenues, respectively. For the six months ended June 30, 2010, four customers accounted for 15%, 13%, 11% and 11% of total revenues, respectively. For the three months ended June 30, 2009, three customers accounted for 22%, 11% and 10% of total revenues, respectively. For the six months ended June 30, 2009, three customers accounted for 19%, 11% and 11% of total revenues, respectively.

As of June 30, 2010, three customers accounted for approximately 26%, 24% and 15% of the net accounts receivable balance, respectively, and as of December 31, 2009, five customers accounted for approximately 23%, 15%, 13%, 13% and 10% of the net accounts receivable balance, respectively.

11. Net Loss Per Share

The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(6,662)	$(13,844)	$(10,631)	$(34,911)

Basic and dilutive weighted average shares outstanding	50,364	51,494	50,769	51,333

Net loss per share:
Basic and Diluted	$(0.13)	$(0.27)	$(0.21)	$(0.68)

For the three and six months ended June 30, 2010 and 2009, outstanding options and restricted stock units were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Commitments and Contingencies

Legal Proceedings

Xpoint Technologies, Inc. v. Zoran Corporation

On September 18, 2009, Xpoint Technologies, Inc. filed an amended complaint against the Company and 43 other defendants in the United States District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sale of digital camera processors, including its Coach 9, Coach 10 and Coach 12 lines of processors, infringe one or more of the claims of United States Patent No. 5,913,028. Since filing the amended complaint, Xpoint has identified the Company’s Coach 8 line of processors as additional allegedly infringing products. The complaint seeks unspecified damages, a preliminary and permanent injunction against further infringement, a finding of willful infringement, enhanced damages, attorneys’ fees and costs. The Company filed an answer and a counterclaim. The Company’s counterclaim seeks an order declaring that it did not infringe the patent and that the patent is invalid. The case is in its early stages. Discovery has just recently commenced, and the Company’s potential loss, if any, is not reasonably estimable at this time. The Company intends to vigorously defend itself against the allegations made by Xpoint in this lawsuit. However, the Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company’s Common Stock.

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

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matter described above. Litigation in general and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During the three months and six months ended June 30, 2010, the Company incurred $0 and $1.1 million of costs, respectively, in connection with settlement of disputes.

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

Overview

We provide integrated circuits, software and platforms for digital televisions, digital cameras, set-top boxes, DVD and HD media players, and digital imaging products, consisting of semiconductor hardware and software that enable printing, scanning, processing and transmission of documents to computer peripherals that perform printing functions. Our products are used by original equipment manufacturers (OEMs) for consumer and commercial applications.

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

While the global economic downturn continues to affect consumer spending, we are seeing some indications that it may be stabilizing. In the first half of 2010, we saw growth in our digital camera product line as a result of increased demand for low to mid-range models. However, we also saw instability in demand of our DTV products due to loss of market shares by our key customers.

While we have seen some recent strength in demand for certain of our products, consumer spending has not yet reached previous levels and we are continuing some of the cost containment measures as well as continuing our focus on maintaining a strong balance sheet.

Revenues

We derive most of our revenues from the sale of our integrated circuit and system-on-a-chip (SOC) products. Historically, average selling prices for our products, consistent with average selling prices for products in the semiconductor industry generally, have decreased over time. Average selling prices for our products have fluctuated substantially from period to period, reflecting changes in our mix of product sold and transitions from low-volume to high-volume production. In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

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

Segments

Our products consist of application-specific integrated circuits, or ASICs and SOC products. We also license certain software and other intellectual property. We have two reportable operating segments – Consumer and Imaging. The Consumer group provides products for use in DVD and Multimedia Player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

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

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes for the periods presented (amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2010	2009	$	%
Revenues:
Hardware product revenues	$82,721	$92,179	$(9,458)	(10.26)%
Software and other revenues	10,649	10,543	106	1.01%

Total revenues	93,370	102,722	(9,352)	(9.10)%

Cost and expenses:
Cost of hardware product revenues	45,190	54,312	(9,122)	(16.80)%
Research and development	29,043	27,476	1,567	5.70%
Selling, general and administrative	24,890	36,852	(11,962)	(32.46)%
Amortization of intangible assets.	109	109	—	—

Total costs and expenses	99,232	118,749	(19,517)	(16.44)%

Operating loss	(5,862)	(16,027)	10,165	*

Interest and other income, net	2,100	2,183	(83)	(3.80)%
Provision for income taxes	2,900	—	2,900	*

Net loss	$(6,662)	$(13,844)	$7,182	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	54.6%	58.9%

*	not meaningful

	Six Months Ended June 30,		Change
	2010	2009	$	%
Revenues:
Hardware product revenues	$161,771	$148,140	$13,631	9.20%
Software and other revenues	22,050	23,069	(1,019)	(4.42)%

Total revenues	183,821	171,209	12,612	7.37%

Cost and expenses:
Cost of hardware product revenues	88,910	90,310	(1,400)	(1.55)%
Research and development	55,157	57,023	(1,866)	(3.27)%
Selling, general and administrative	49,016	61,464	(12,448)	(20.25)%
Amortization of intangible assets	218	218	—	—

Total costs and expenses	193,301	209,015	(15,714)	(7.52)%

Operating loss	(9,480)	(37,806)	28,326	*
Interest and other income, net	4,449	5,635	(1,186)	(21.05)%
Provision for income taxes	5,600	2,740	2,860	*

Net loss	$(10,631)	$(34,911)	$24,280	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	55.0%	61.0%

*	not meaningful

Revenues

Hardware product revenues for the three months ended June 30, 2010 were $82.7 million, compared to $92.2 million for the same period of 2009. Hardware product revenues decreased $11.0 million, or 12.2%, in the Consumer segment, partially offset by an increase of $1.5 million, or 63.6%, in the Imaging segment. The average selling price for products in the Consumer segment decreased by 17.3%, partially offset by an increase of 6.1% in total units shipped compared to the same period of prior year. Within the Consumer segment, hardware product revenues for DTV products decreased by $14.7 million, or 36.2%, and hardware product revenues for Multimedia Player products decreased by $3.4 million, or 23.9%. The decrease was partially offset by an increase of $7.1 million, or 20.5%, in hardware product revenue for Mobile products. Total units shipped for DTV and Multimedia Player products decreased by 12.0% and 19.6%, respectively, compared to the same period of the prior year. Average selling price for DTV products decreased by 27.5% compared to the same period of the prior year. The increase in Mobile and Imaging hardware product revenues was primarily due to 33.4% and 34.1% increase in unit shipments, respectively, attributable to an overall increase in demand as a result of the economic recovery.

Hardware product revenues for the six months ended June 30, 2010 were $161.8 million, compared to $148.1 million for the same period of 2009. Hardware product revenues increased $10.6 million, or 7.4%, in the Consumer segment and $3.0 million, or 61.4%, in the Imaging segment. Total units shipped for products in the Consumer segment increased by 29.6%, partially offset by a decrease in average selling price by 17.1% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for Mobile products increased by $26.9 million, or 47.5%, partially offset by a decrease of $14.7 million, or 22.8%, in hardware product revenues for DTV products and a decrease of $1.5 million, or 6.9%, in hardware product revenues for Multimedia Player products. Total units shipped for Mobile products increased by 64.8%, partially offset by a decrease in average selling price by 10.5% compared to the same period of the prior year. The units shipped for DTV products increased by 1.5% offset by a decrease in average selling price by 23.9% compared to the same period of prior year. The increase in Imaging hardware product revenues was primarily due to a 47.2% increase in unit shipments attributable to an overall increase in demand as a result of the economic recovery. The recovery in the economy continues to be uncertain and although we expect revenue growth for the remainder of 2010, it most likely will not reach levels of revenue growth previously seen.

Software and other revenues for the three months ended June 30, 2010 remained relatively flat compared with the same period of 2009. Software and other revenues were $22.1 million for the six months ended June 30, 2010, compared to $23.1 million for the same period of 2009. Software and other revenues for the Consumer segment decreased by $0.7 million, or 48.3%, and software and other revenues for the Imaging segment decreased by $0.3 million during the six months ended June 30, 2010. The decrease was primarily due to timing of new license agreements signed.

Cost of Hardware Product Revenues

Cost of hardware product as a percentage of hardware revenues decreased to 54.6% for the three months ended June 30, 2010 from 58.9% for the same period of 2009. The decrease was primarily due to change in product mix and improvement of our cost structure.

Cost of hardware product as a percentage of hardware revenues decreased to 55.0% for the six months ended June 30, 2010 from 61.0% for the same period of 2009. This decrease was primarily due to a change in product mix as well as improved cost structure for certain products.

Research and Development

Research and development expenses were $29.0 million for the three months ended June 30, 2010, compared to $27.5 million for the same period of 2009. The increase of $1.6 million or 5.7% was primarily due to fluctuations based on the timing of tape-outs which include mask sets and engineering wafers as well as our ongoing investments in research and development activities across our various segments.

Research and development expenses were $55.2 million for the six months ended June 30, 2010, compared to $57.0 million for the same period of 2009. This decrease is a result of the closing of our facilities in Netanya, Israel and Toronto, Canada in March, 2009.

Selling, General and Administrative

Selling, general and administrative expenses were $24.9 million for the three months ended June 30, 2010, compared to $36.9 million for the same period of 2009, resulting in a decrease of $12.0 million or 32.5%. The decrease was primarily due to a one time expense recorded during the quarter ended June 30, 2009 of $11.0 million attributable to the settlement of intellectual property licensing disputes. Legal expenses also tend to fluctuate throughout the year due to the timing of various litigation activities.

Selling, general and administrative expenses were $49.0 million for the six months ended June 30, 2010, compared to $61.5 million for the same period of 2009, resulting in a decrease of $12.4 million or 20.3%. This decrease was also primarily due to the one time expense of $11.0 million incurred during the quarter ended June 30, 2009 in connection with the settlement of intellectual property licensing disputes and the timing of legal expenses throughout the year.

Amortization of Intangible Assets

Amortization expense for the three and six months ended June 30, 2010 remained consistent with the same period of 2009. At June 30, 2010, we had approximately $0.4 million in net intangible assets acquired through the Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2011.

Interest and Other Income

Interest and other income for the three months ended June 30, 2010 remained relatively flat compared with the same period of 2009. Interest and other income was $4.4 million for the six months ended June 30, 2010, compared to $5.6 million for the same period of 2009. The decrease was primarily due to a reduction in interest income as a result of declining interest rates offset by fluctuations in the value of the U.S. dollar in comparison to currencies in countries in which we operate and lower average interest earned on our cash and short term investment balances.

Provision for Income Taxes

We recorded a tax provision of $2.9 million and $0 for the three months ended June 30, 2010 and 2009. The tax provision for the six months ended June 30, 2010 and 2009 was $5.6 million and $2.7 million, respectively. The tax provision for the three months and six months ended June 30, 2010 reflects the sum of the estimated tax expense in each of our profitable jurisdictions for their year to date profits, adjusted for discrete items which are fully recognized in the period they occur. The tax provision for the three months and six months ended June 30, 2009 reflects the estimated annual tax rate applied to the year to date net income for our profitable jurisdictions, adjusted for discrete items which are fully recognized in the period they occur.

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

Liquidity and Capital Resources

At June 30, 2010, we had $74.4 million of cash and cash equivalents, and $304.8 million of short term investments. At June 30, 2010, we had $390.1 million of working capital.

Our operating activities generated cash of $0.6 million during the six months ended June 30, 2010. While we recorded a net loss of $10.6 million, this loss included non-cash items such as amortization of intangible assets of $0.2 million, depreciation of $3.1 million, stock-based compensation expense of $4.6 million and deferred income taxes of $5.5 million. Cash decrease in assets and liabilities was primarily due to increases in accounts receivable by $7.3 million due to the timing of shipments, inventory by $9.0 million to meet an increase in demand for the future quarter and prepaid expenses, other current assets and other assets by $1.9 million due to the timing of payments made. These changes were partially offset by an increase in accounts payable, accrued expenses and other liabilities totaling $16.5 million due to timing of payments.

Cash provided by investing activities was $1.1 million during the six months ended June 30, 2010. Proceeds from sales and maturities of investments of $113.2 million were offset by purchases of $109.3 million and $2.9 million used for purchases of property and equipment.

Cash used in financing activities was $16.7 million during the six months ended June 30, 2010. Cash used to repurchase common stock of $20.1 million under our Stock Repurchase Program was offset by $3.3 million in proceeds from issuances of common stock through sale of stock under our employee stock purchase plan.

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

At June 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flows from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•	the levels at which we maintain inventories and accounts receivable;

•	the market acceptance of our products;

•	acquisitions of businesses, products or technologies;

•	the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and technology roadmap;

•	volume pricing concessions;

•	capital improvements;

•	technological advances;

•	the response of competitors to our products; and

•	our relationships with suppliers and customers.

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

At June 30, 2010 we held ARS with a par value of $13.7 million. See Note 5 to the Condensed Consolidated Financial Statements.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of June 30, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases commitments (1)	$35,031	$5,942	$10,532	$10,238	$8,319
Purchase commitments (2)	53,227	53,227	—	—	—
Other long-term liabilities	33,141	—	13,534	639	18,968

Total	$121,399	$59,169	$24,066	$10,877	$27,287

(1)	We lease many of our office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2010 through fiscal year 2018.
(2)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We have direct exposure to foreign exchange rate fluctuations. We recorded an exchange gain of $56,000 and an exchange loss of $413,000 for the three months ended June 30, 2010 and 2009. We recorded an exchange loss of $0.2 million and a gain of $0.6 million for the six months ended June 30, 2010 and 2009. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

Currently, sales and supply arrangements with third-party manufacturers provide for pricing and payment in United States dollars and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices as a condition to their continuing to do business with us.

A portion of the cost of our operations, relating mainly to our personnel and facilities in Israel, Asia and Europe, are transacted in foreign currencies. To date, we have not engaged in any currency hedging activities, although we may do so in the future. Significant fluctuations in currency exchange rates could impact our business in the future. However, we do not believe that a hypothetical 10% favorable or unfavorable change in foreign currency exchange rates would not have a material impact on our financial position or results of operations.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, Note 12.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following risk factors update and supersede in their entirety the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the timing or cancellation of large customer orders;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	changes in the mix of products sold;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	increased competition in product lines, and competitive pricing pressures;

•	the length and variability of the sales cycle for our products;

•	price changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the cost and availability of adequate foundry capacity;

•	the loss or gain of important customers;

•	failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of credit and equity market fluctuations and lack of credit availability for our customers and suppliers;

•	other conditions affecting the timing or size of customer orders;

•

our ability to effectively protect our intellectual property from infringement by others or license or otherwise obtain access to the intellectual property necessary for us to sell our current products or introduce new products;

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

•	terrorism and international conflicts or other crises; or

•	further worsening or expansion of violent conflict in the Middle East which could adversely affect our operations in Israel.

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

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in a given quarter may affect our ability to meet that quarter’s revenue forecast and can lead to excess inventory write-offs. In addition, we manufacture products based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory causing us to lose revenue or take write-offs that would reduce our profit margins, either of which would harm our results of operations and financial condition.

We derive most of our revenue from sales to a small number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or we are unable to collect from them, our revenues would be reduced and our financial results would suffer.

Our largest customers account for a substantial percentage of our revenues. For the six months ended June 30, 2010, four customers accounted for 15%, 13%, 11% and 11% of total revenues while sales to our ten largest customers accounted for 75% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our operating result and financial condition. As of June 30, 2010, three customers accounted for approximately 26%, 24% and 15% of our net accounts receivable balance, respectively.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and reduce the predictability of our operating results.

Our products are technologically complex. Prospective customers generally must make a significant commitment of resources to test and evaluate our products and to integrate them into larger systems. As a result, our sales processes are often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products, depending on our product line, typically range from three to twelve months. Longer sales cycles require us to invest significant resources in attempting to make sales and delay the generation of revenue. We incur costs related to such sales prior to, and even if we do not succeed in, making any sale to a customer.

Long sales cycles also subject us to other risks, including customers’ budgetary constraints or insolvency, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers’ purchase decisions, which could harm our financial results.

The time required for our customers to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results.

We are not protected by long-term contracts with our customers.

We generally do not enter into long-term purchase contracts with our customers, and we cannot be certain as to future order levels from our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products. Even when we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. Termination or reduction in orders by one of our major customers would harm our financial results.

The global economic downturn and other adverse economic factors has reduced our sales and revenues, increased our expenses and hurt our profitability, results of operations, financial condition and may continue to adversely impact us.

The current global economic downturn has reduced consumer spending on products offered by our customers. Other factors, such as high unemployment levels, inflation, deflation, increased fuel and energy costs, as well as increased consumer debt levels, interest rates and tax rates, may also reduce overall consumer spending or shift consumer spending to products other than those offered by our customers. Reduced sales by our customers harm our business by reducing demand for our products. Moreover, if our customers are not successful in generating sufficient revenue or cannot secure financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers reduces our current and future revenues. In addition, our expenses could increase due to, among other things, fluctuations of the value of the United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses hurts our profitability and harms our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the global economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future financial statements.

Trends in global credit markets could result in insolvency of our key suppliers or customers, and customer inability to finance purchases of our products.

The credit market crisis, including uncertainties with respect to financial institutions and the global capital markets, and other macro-economic challenges currently affecting the global economy may adversely affect our customers and suppliers. As a result of these conditions, our customers may experience cash flow problems, may not be able to obtain credit to finance their purchases and may modify, delay or cancel plans to purchase our products or lengthen payment terms. If our customers are unable to finance purchases of our products, our sales will be harmed.

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

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. In addition, we must continue to introduce new products with high average selling prices to compensate for our older products that may have declining average selling prices. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be—for example, we have experienced declines in average selling prices in the first half of 2010 compared to the same period of 2009.

Our operating results may be harmed by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be harmed.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions. These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated average selling price declines. The current global economic downturn and the downturn in our industry have harmed our revenue and our results of operations. This downturn may continue and the recovery may be slow, which may continue to harm our revenues, gross margins and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenues if we are unable to ship enough products to meet customer demand.

The current global economic downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. This downturn has delayed and lengthened our sales cycles by causing U.S. and foreign businesses to slow or postpone spending on our products and services. We cannot predict the timing, strength or duration of the economic slowdown or the economic recovery, global, or in the semiconductor industry. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions continue to have a compounding negative impact on our results of operations.

Our success depends on our ability to develop and market new products in new markets. We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. We must constantly compete to ensure that our products are designed into our customers’ new products, which are rapidly evolving. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

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

In the Imaging market, our performance has been dependent on our successful development and timely introduction of integrated circuits for printers and multi-function peripherals. These markets are characterized by the incorporation of a steadily increasing level of integration and higher speeds on a chip at the same or lower system cost, enabling OEMs to improve the performance and features or reduce the prices of the systems they sell. If we are unable to develop and introduce integrated circuits with increasing levels of integration, performance and new features at competitive prices, our operating results will suffer. The performance of our imaging software licensing business is dependent on our ability to develop, introduce and sell new releases of our software, incorporating new or enhanced printing and performance standards required by our OEM customers. If we are unable to develop and sell versions of our software supporting required standards and offering enhanced performance, our operating results will be harmed.

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share would decline and our business would be harmed.

The markets in which we compete are intensely competitive and are characterized by rapid technological change, declining average selling prices and rapid product obsolescence. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or more desirable features than our products. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems.

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

Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek and Sunplus Technology Co. Ltd. In the digital camera market, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, Novatech, SunPlus Inc. and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include Broadcom Corp., CoreLogic, MtekVision Co. Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, MediaTek, ST Microelectronics and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

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

Our new frame rate conversion technology is in the early stages of commercialization and our financial results and ability to compete could be harmed.

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

In addition, TSMC and some of our other foundries are located in areas of the world that are subject to natural disasters such as earthquakes. While the 1999 and 2010 earthquake in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC’s facility and other foundries could severely reduce TSMC’s ability to manufacture our integrated circuits. The loss of any of our manufacturers as a supplier, our inability to expand the supply of their products in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason could delay or reduce shipments of our products. Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

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

We are subject to a variety of risks inherent in doing business internationally, including:

•	operating in countries where we have limited or no experience, and limited personnel and other resources;

•	unexpected changes in regulatory requirements;

•	fluctuations in exchange rates;

•	political and economic instability;

•	violent conflicts or other crises;

•	earthquakes, floods and health epidemics;

•	imposition of tariffs and other barriers and restrictions;

•	the burdens of complying with a variety of foreign laws; and

•	health risks in a particular region.

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

If necessary licenses of third-party technology are not available to us or are expensive, our products could become obsolete.

From time to time, we may be required to license technology from third parties to develop new products or product enhancements. Third-party licenses may not be available on commercially reasonable terms or at all. If we are unable to obtain any third-party license required to develop new products and product enhancements or to continue selling our current products, we may have to obtain substitute technology of lower quality or performance standards or at greater cost or discontinue selling or developing certain products, which could seriously harm the competitiveness of our products.

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

We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ approximately 350 people. We also conduct a portion of our sales and marketing operations at our Haifa facility.

Any conflict affecting Israel could greatly disrupt our Israeli operations locally and, as a result, hinder our business generally by delaying product development or interfering with global marketing efforts. For example, as a result of the heightened military operations in Gaza, some of our employees were conscripted for several weeks ending in January 2009. Additional employees may be called to active duty in the future. Extended absences could disrupt our operations and delay product development cycles.

In addition, military conflict or terrorist activities in the Middle East or elsewhere could harm our business as a result of a disruption in commercial activity affecting international commerce or a general economic slowdown and reduced demand for consumer electronic products.

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

Our future net income and cash flow will be affected by our ability to apply our net operating loss carryforwards, or (“NOLs”), against taxable income in future periods. Our NOLs totaled approximately $162.0 million for federal, $39.0 million for state and $143.0 million for foreign tax reporting purposes as of December 31, 2009. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances. Changes in federal, state or foreign tax laws may further limit our ability to utilize our NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

We have made investments in, and acquisitions of other complementary companies, products and technologies, and we may acquire additional businesses, products or technologies in the future. In the event of any future acquisitions, we could:

•	use a significant amount of our cash;

•	assume liabilities;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	incur expenses related to the future impairment of goodwill and the amortization of intangible assets; or

•	incur other large write-offs immediately or in the future.

Our operation of acquired business will also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	acquisition of unproven technologies under development;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	harm to existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organizations.

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

At June 30, 2010, we had $379.1 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds, auction rate securities (ARS) and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2010 and June 30, 2010, the sale prices of our common stock, as reported on the Nasdaq Stock Market, ranged from a low of $8.95 to a high of $12.23. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased 2.1 million shares of our equity securities during the three months and six months ended June 30, 2010. See Note 2 to the Condensed Consolidated Financial Statements.

Item 6.	Exhibits

The information required by this Item is incorporated by reference to the Exhibit Index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: August 6, 2010	/S/ KARL SCHNEIDER
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	3.1	4/23/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

10.1	Form of Indemnification Agreement for Directors, Officers and Key Employees	8-K	000-27246	10.1	6/4/2010

10.2	Zoran Corporation Amended and Restated 1995 Employee Stock Purchase Plan					X

10.3	Zoran Corporation 2005 Equity Incentive Plan, as mended	8-K	000-27246	10.1	6/29/2010

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X