Form 10-Q
period 2010-09-30
ZORAN CORP \DE\
filed 2010-11-05
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 3, 2010, there were outstanding 50,226,172 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$126,586	$89,318
Short-term investments	244,505	309,368
Accounts receivable, net	30,886	21,997
Inventories	38,039	27,162
Prepaid expenses and other current assets	22,205	20,519

Total current assets	462,221	468,364
Property and equipment, net	12,445	12,456
Deferred income taxes	32,671	38,173
Other assets	33,221	28,631
Goodwill	4,197	4,197
Intangible assets, net	308	635

Total assets	$545,063	$552,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,277	$29,090
Accrued expenses and other current liabilities	34,890	30,701

Total current liabilities	73,167	59,791

Other long-term liabilities	36,043	32,397
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at September 30, 2010 and December 31, 2009; 49,663,035 shares issued and outstanding as of September 30, 2010; and 51,150,969 shares issued and outstanding as of December 31, 2009	50	51
Additional paid-in capital	857,537	867,139
Accumulated other comprehensive income	2,541	2,634
Accumulated deficit	(424,275)	(409,556)

Total stockholders’ equity	435,853	460,268

Total liabilities and stockholders’ equity	$545,063	$552,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Hardware product revenues	$88,114	$104,980	$249,885	$253,120
Software and other revenues	11,214	10,558	33,264	33,627

Total revenues	99,328	115,538	283,149	286,747

Costs and expenses:
Cost of hardware product revenues	47,266	59,844	136,176	150,154
Research and development	30,016	28,207	85,173	85,230
Selling, general and administrative	27,641	23,100	76,657	84,564
Amortization of intangible assets	109	109	327	327

Total costs and expenses	105,032	111,260	298,333	320,275

Operating income (loss)	(5,704)	4,278	(15,184)	(33,528)
Interest income	1,618	2,223	5,524	7,275
Other income (expense), net	(502)	(475)	41	108

Income (loss) before income taxes	(4,588)	6,026	(9,619)	(26,145)
Provision (benefit) for income taxes	(500)	1,150	5,100	3,890

Net income (loss)	$(4,088)	$4,876	$(14,719)	$(30,035)

Basic net income (loss) per share	$(0.08)	$0.09	$(0.29)	$(0.58)

Diluted net income (loss) per share	$(0.08)	$0.09	$(0.29)	$(0.58)

Shares used to compute basic net income (loss) per share	49,631	51,684	50,378	51,451

Shares used to compute diluted net income (loss) per share	49,631	52,320	50,378	51,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,719)	$(30,035)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,707	5,281
Amortization of intangible assets	327	327
Stock-based compensation expense	7,098	9,061
Deferred income taxes	5,273	(890)
Realized gain on sale of short-term investments, net	(586)	121
Net loss on sale of assets	—	441
Changes in assets and liabilities:
Accounts receivable	(8,889)	(8,963)
Inventories	(10,877)	6,292
Prepaid expenses and other current assets and other assets	(6,014)	4,327
Accounts payable	9,187	2,824
Accrued expenses, other current liabilities and other long-term liabilities	7,835	3,960

Net cash used in operating activities	(6,658)	(7,254)

Cash flows from investing activities:
Purchases of property and equipment	(4,680)	(2,197)
Purchases of investments	(169,095)	(168,569)
Sales and maturities of investments	234,402	160,479

Net cash provided by (used in) investing activities	60,627	(10,287)

Cash flows from financing activities:
Repurchase of common stock	(20,058)	—
Proceeds from issuance of common stock	3,357	3,757

Net cash provided by (used in) financing activities	(16,701)	3,757

Net increase (decrease) in cash and cash equivalents	37,268	(13,784)
Cash and cash equivalents at beginning of period	89,318	110,643

Cash and cash equivalents at end of period	$126,586	$96,859

Supplemental cash flow information:
Cash payment for income taxes	$1,020	$1,216

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

Recent accounting pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to the Company.

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

In March, 2010, the FASB issued ASU No. 2010-11, “Derivative and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 provides amendments to Subtopic 815-15 to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. An entity must ensure that an impairment analysis of the investment has been performed before the initial adoption of the amendment in this update. This update is effective for fiscal quarter beginning after September 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

2. Stock-based compensation

Stock Option Plans

As of September 30, 2010, the Company had outstanding options for the purchase of 7,717,232 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Non-statutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and various other plans the Company assumed as a result of acquisitions. At its annual stockholders meeting held on June 25, 2010, the maximum number of shares available for option and award grant purpose that may be issued under the Company’s 2005 plan was increased by 3,600,000 shares. As of September 30, 2010, 4,857,795 shares and 615,000 shares remained available for future grants and awards under the 2005 Plan and the 2005 Outside Directors Equity Plan, respectively. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of the Company’s common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of hardware product revenues	$81	$100	$239	$306
Research and development	836	1,093	2,437	3,551
Selling, general and administrative	1,545	1,836	4,422	5,204

Total costs and expenses	$2,462	$3,029	$7,098	$9,061

The income tax benefit for share-based compensation expense was $369,000 and $1,001,000 for the three and nine months ended September 30, 2010. The income tax benefit for share-based compensation expense was $348,000 and $1,014,000 for the three and nine months ended September 30, 2009.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average expected term (years)	5.6	5.8	5.6	5.7
Expected volatility	53%	54%	52%	55%
Risk-free interest rate	1.6%	2.5%	2.3%	2.2%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average expected term (years)	1.25	1.25	1.25	1.25
Expected volatility	55%	56%	55%	56%
Risk-free interest rate	1.3%	1.4%	1.3%	1.4%
Dividend yield	0%	0%	0%	0%

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2010	7,057,012	$15.17
Granted	1,069,390	$9.89
Exercised	(36,499)	$9.60
Cancelled	(372,671)	$22.84

Outstanding at September 30, 2010	7,717,232	$14.09

Significant option groups outstanding as of September 30, 2010, and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 to $9.99	2,323,808	8.32	$8.96	$426	619,122	6.03	$7.92	$337
$10.00 to $11.99	941,816	4.72	$10.54	—	842,776	4.14	$10.58	—
$12.00 to $14.99	2,273,405	5.53	$13.91	—	1,822,953	5.03	$13.84	—
$15.00 to $19.99	967,871	4.33	$17.94	—	921,559	4.22	$17.84	—
$20.00 to $25.99	1,210,232	3.25	$23.95	—	1,205,882	3.23	$23.95	—
$26.00 to $28.26	100	5.60	$28.26	—	100	5.61	$28.26	—

Total	7,717,232	5.76	$14.09	$426	5,412,392	4.47	$15.59	$337

Of the 7,717,232 stock options outstanding as of September 30, 2010, the Company estimates that approximately 7,503,347 will fully vest over the remaining contractual term. As of September 30, 2010, these options had a weighted average remaining contractual life of 5.66 years, a weighted average exercise price of $14.21 and aggregate intrinsic value of $0.4 million.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2010 was $4.21 and $4.93 per share, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 was $4.55 per share. No options were granted during the three months ended September 30, 2009.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.64 as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of September 30, 2010 was 224,528. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $5,000 and $65,000, respectively. There was $17,000 excess tax benefit realized by the Company for the three and nine months ended September 30, 2010 and 2009 for option exercises.

As of September 30, 2010, the Company had $11.3 million of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over the weighted average remaining term of 2.61 years.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

Restricted shares and restricted stock units are granted under the 2005 Plan. As of September 30, 2010, there was $6.3 million of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 2.84 years.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of restricted shares and restricted stock units activities:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances at January 1, 2010	799,858	$9.95
Granted	359,780	$9.80
Vested	(157,875)	$9.81
Forfeited	(34,961)	$9.81

Balances at September 30, 2010	966,802	$9.92

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each nine-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the nine months ended September 30, 2010, 433,906 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $6.93 per share. There were no purchases made during the three months ended September 30, 2010. As of September 30, 2010, 3,055,176 shares were reserved and available for issuance under the ESPP.

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

As of September 30, 2010 and 2009, the authorized amount that remained available under the Company’s stock repurchase program was $60.2 million and $90.0 million, respectively. The Company retires all shares repurchased under the stock repurchase program. The purchase price for the repurchased shares of the Company’s common stock is reflected as a reduction of common stock and additional paid-in capital.

Stock repurchase activities during the three and nine months ended September 30, 2010 and the year ended December 31, 2009 were as follows:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share (or Unit)	Amount Paid for Purchase (in thousands)
Balances, January 1, 2009	1,164	$8.60	$10,012
Repurchase – November 1 to November 30, 2009	1,000	$9.74	9,739

Balances, December 31, 2009	2,164	$9.13	19,751
Repurchase – May 1 to May 31, 2010	2,116	$9.48	20,058

Balances, September 30, 2010	4,280	$9.30	$39,809

Note: The	average price paid per share is based on the total price paid by the Company which includes applicable broker fees.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss). The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(4,088)	$4,876	$(14,719)	$(30,035)
Change in unrealized gain (loss) on investments, net of tax	571	1,769	(93)	(5,090)

Total comprehensive income (loss)	$(3,517)	$6,645	$(14,812)	$(35,125)

The components of accumulated other comprehensive income are unrealized gains on marketable securities, net of related taxes.

4. Marketable Securities

The Company’s portfolio of available for sale securities as of September 30, 2010 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$179,550	$3,722	$(5)	$183,267
Commercial papers	18,996	2	(1)	18,997
U.S. government and agency securities	24,994	60	(4)	25,050
Foreign and municipal bonds	14,221	166	(6)	14,381
Certificates of deposit	1,750	10	—	1,760

Total fixed income securities	239,511	3,960	(16)	243,455
Publicly traded equity securities	1,091	72	(113)	1,050

Total available for sale securities	$240,602	$4,032	$(129)	$244,505

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company’s portfolio of available for sale and trading securities as of December 31, 2009 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$229,466	$4,480	$(391)	$233,555
U.S. government and agency securities	31,472	50	(8)	31,514
Foreign and municipal bonds	6,554	70	(2)	6,622
Certificates of deposit	1,750	—	(8)	1,742

Total fixed income securities	269,242	4,600	(409)	273,433
Publicly traded equity securities	1,092	—	(82)	1,010

Total available for sale securities	270,334	4,600	(491)	274,443
Auction rate securities (classified as trading securities)	34,925	—	—	34,925

Total available for sale and trading securities	$305,259	$4,600	$(491)	$309,368

The following table summarizes the maturities of the Company’s fixed income securities as of September 30, 2010 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$80,316	$80,859
Due in 1 to 2 years	94,467	96,912
Due in 2 to 5 years	64,728	65,684

Total fixed income securities	$239,511	$243,455

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$7,338	$(5)	$—	$—	$7,338	$(5)
Commercial papers	17,998	(1)	—	—	17,998	(1)
U.S. government and agency securities	9,005	(4)	—	—	9,005	(4)
Foreign and municipal bonds	2,890	(6)	—	—	2,890	(6)

Total fixed income securities	37,231	(16)	—	—	37,231	(16)
Publicly traded equity securities	—	—	54	(113)	54	(113)

Total available for sale securities	$37,231	$(16)	$54	$(113)	$37,285	$(129)

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

•

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. The Company uses observable market prices for comparable instruments to value its fixed income securities.

•

Level 3 - Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company had no assets or liabilities utilizing Level 3 inputs as of September 30, 2010 and had utilized Level 3 inputs for the Auction Rate Securities (ARS) held as of December 31, 2009.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Total
Corporate notes and bonds	$—	$183,267	$183,267
Commercial papers	—	18,997	18,997
U.S. government and agency securities	—	25,050	25,050
Foreign and municipal bonds	—	14,381	14,381
Certificates of deposit	—	1,760	1,760

Total fixed income securities	—	243,455	243,455
Publicly traded equity securities	1,050	—	1,050

Total	$1,050	$243,455	$244,505

At September 30, 2010 and December 31, 2009, the Company held ARS with a par value of $0 and $34.9 million, respectively. The Company’s ARS were high grade, long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS had credit ratings of AAA or AA, and none were mortgage-backed debt obligations. The Company also held Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitled the Company to sell its eligible ARS to UBS or its affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, UBS or its affiliates had the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. On July 1, 2010, the Company exercised its right and redeemed the remaining ARS at par value.

The enforceability of the ARS Rights resulted in a put option and was recognized as a free standing asset separate from the related ARS. The Company measured the ARS Rights at fair value under the Financial Instruments-Overall-Scope Section of the Accounting Standard Codification (ASC), which permitted an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses were included in earnings. The Company exercised its right and redeemed the ARS on July 1, 2010.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2009	$55,775	$2,000
Total gains or losses (realized/unrealized):
Included in earnings	250	(250)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(22,850)	—
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2009	$33,175	$1,750
Total gains or losses (realized/unrealized):
Included in earnings	575	(575)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(400)	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2010	$33,350	$1,175
Total gains or losses (realized/unrealized):
Included in earnings	845	(845)
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(20,800)	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2010	$13,395	$330
Total gains or losses (realized/unrealized):
Included in earnings	330	(330)
Included in other comprehensive income
Purchases, sales, issuances, and settlements	(13,725)	—
Transfers in and/or out of Level 3	—	—

Balance at September 30, 2010	$—	$—

6. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Purchased parts	$16,176	$8,795
Work in process	3,241	5,065
Finished goods	18,622	13,302

	$38,039	$27,162

7. Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its annual impairment test of goodwill as of September 30, 2010. The Company has two reportable segments - Consumer and Imaging. Impairment is tested at the reporting unit level which is one level below the reportable segments. Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

its fair value, the second step of the goodwill impairment test is performed to measure the amount of an impairment loss. The fair values of the reporting units were estimated using the expected present value of future cash flows. The total of all reporting unit fair values was also compared to the Company’s market capitalization plus a control premium for reasonableness. The Company utilized a cash flow forecast of 3 years, discount rate of 33% and terminal value growth rates of 5%. The discount rates are similar to the ones used in previous annual impairment tests.

As of September 30, 2010, the Company determined that the fair value of its Imaging segment reporting unit exceeded the carrying value and therefore no goodwill impairment charge was recorded.

Components of Acquired Intangible Assets (in thousands):

		September 30, 2010			December 31, 2009
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$193,132	$(193,132)	$—	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	13,572	(13,572)	—	13,572	(13,572)	—
Tradename and others	3-5	4,231	(3,923)	308	4,231	(3,596)	635

Total		$251,200	$(250,892)	$308	$251,200	$(250,565)	$635

Estimated future intangible amortization expense, based on current balances, as of September 30, 2010 is as follows (in thousands):

Remaining three months of 2010	$109
Year ending December 31, 2011	199

$308

Components of Goodwill (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Impairment	Net Balance	Gross Carrying Amount	Accumulated Impairment	Net Balance
Goodwill	$168,691	$(164,494)	$4,197	$168,691	$(164,494)	$4,197

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 and the year ended December 31, 2009 are as follows (in thousands):

Imaging
Balance at January 1, 2009	$4,197
Impairment of goodwill	—

Balance at December 31, 2009	4,197
Impairment of goodwill	—

Balance at September 30, 2010	$4,197

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Other Long-Term Liabilities

The following is a summary of other long term liabilities as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Severance obligations, Israel (see note below)	$16,433	$14,409
Income tax liability	12,338	11,823
Other employment related obligations	2,872	2,887
Deferred rent	1,714	1,693
Other	2,686	1,585

	$36,043	$32,397

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

The severance pay detail is as follows (in thousands):

	September 30, 2010	December 31, 2009
Accrued severance	$16,433	$14,409
Less: amount funded	(15,811)	(14,019)

Unfunded portion, net accrued severance pay	$622	$390

9. Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidences, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. Throughout 2009 and for the first three quarters of 2010, the Company reported a rolling three year cumulative loss in multiple foreign jurisdictions. The cumulative three year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence the Company considered included projections of future losses, the historical volatility of the semiconductor industry and the highly competitive nature of the DTV, Multimedia Player and Mobile markets in which the Company operates. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in the Company’s history. After considering both the positive and negative evidences, the Company determined that it was more-likely-than-not that it would not realize the full value of certain foreign jurisdiction deferred tax assets. As a result, the Company continues to record a valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. It is possible that the Company will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in each jurisdiction.

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of September 30, 2010 the Company has determined that the effective tax rate method for computing the Zoran group tax provision does not provide meaningful results because of the uncertainty in reliably estimating our 2010 annual effective tax rate. As a result, the provision for income taxes for the three and nine months ended September 30, 2010 reflects the sum of the estimated tax expense in each of our profitable jurisdictions for their year to date profits.

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

Information about reported segment income or loss is as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Consumer	$83,749	$102,242	$238,454	$247,048
Imaging	15,579	13,296	44,695	39,699

	$99,328	$115,538	$283,149	$286,747

Operating expenses:
Consumer	$93,347	$99,946	$265,247	$285,461
Imaging	11,576	11,205	32,759	34,487

	$104,923	$111,151	$298,006	$319,948

Contribution margin:
Consumer	$(9,598)	$2,296	$(26,793)	$(38,413)
Imaging	4,003	2,091	11,936	5,212

	$(5,595)	$4,387	$(14,857)	$(33,201)

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Contribution margin from operating segments	$(5,595)	$4,387	$(14,857)	$(33,201)
Amortization of intangible assets	109	109	327	327

Total operating loss	$(5,704)	$4,278	$(15,184)	$(33,528)

The Company maintains operations in China, France, India, Israel, Japan, Korea, Sweden, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues from unaffiliated customers originating from:
China	$32,840	$54,488	$104,433	$132,904
Taiwan	29,338	27,560	80,167	61,583
Japan	23,070	15,202	64,362	42,591
United States	10,277	9,036	21,641	19,296
Korea	3,252	6,964	9,224	24,059
Other	551	2,288	3,322	6,314

Total revenues	$99,328	$115,538	$283,149	$286,747

For the three months ended September 30, 2010, four customers accounted for 12%, 12%, 10% and 10% of total revenues, respectively. For the nine months ended September 30, 2010, four customers accounted for 13%, 12%, 11% and 11% of total revenues, respectively. For the three months ended September 30, 2009, two customers accounted for 23% and 11% of total revenues, respectively. For the nine months ended September 30, 2009, two customers accounted for 21% and 11% of total revenues, respectively.

As of September 30, 2010, three customers accounted for approximately 20%, 16% and 11% of the net accounts receivable balance, respectively, and as of December 31, 2009, five customers accounted for approximately 23%, 15%, 13%, 13% and 10% of the net accounts receivable balance, respectively.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Net Income (Loss) Per Share

The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(4,088)	$4,876	$(14,719)	$(30,035)

Weighted average shares outstanding	49,631	51,684	50,378	51,451
Effect of dilutive options, ESPP shares, restricted shares, and restricted stock units	—	636	—	—

Dilutive weighted average shares	49,631	52,320	50,378	51,451

Net income (loss) per share:
Basic	$(0.08)	$0.09	$(0.29)	$(0.58)

Diluted	$(0.08)	$0.09	$(0.29)	$(0.58)

For the three and nine months ended September 30, 2010 and 2009, outstanding options and restricted stock units were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

12. Business Combination

On September 7, 2010, the Company entered into a definitive agreement to acquire Microtune, Inc. Under the agreement, the Company will pay $2.92 in cash for each share of Microtune’s common stock, resulting in a transaction price of approximately $166.0 million, or $84.0 million net of estimated cash acquired as of the closing date. Both boards of directors have approved the transaction, which is expected to close after Microtune’s stockholder approval, regulatory clearance and satisfaction of customary conditions specified in the agreement. The Company expects the acquisition to be completed during the fourth quarter of 2010.

13. Commitments and Contingencies

Xpoint Technologies, Inc. v. Zoran Corporation

On September 18, 2009, Xpoint Technologies, Inc. filed an amended complaint against the Company and 43 other defendants in the United States District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sale of digital camera processors, including its Coach 9, Coach 10 and Coach 12 lines of processors, infringe one or more of the claims of United States Patent No. 5,913,028. Since filing the amended complaint, Xpoint has identified the Company’s Coach 8 processor as an additional allegedly infringing product. The complaint seeks unspecified damages, a preliminary and permanent injunction against further infringement, a finding of willful infringement, enhanced damages, attorneys’ fees and costs. The Company filed an answer and a counterclaim. The Company’s counterclaim seeks an order declaring that it did not infringe the patent and that the patent is invalid. The case is in its early stages. The parties are in an early phase of discovery, and the Company’s potential loss, if any, is not reasonably estimable at this time. The Company intends to vigorously defend itself against the allegations made by Xpoint in this lawsuit. However, the Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company’s Common Stock.

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

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matter described above. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During the three months and nine months ended September 30, 2010, the Company incurred $0 and $1.1 million of costs, respectively, in connection with settlement of disputes.

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

While the global economic downturn continues to affect consumer spending, we are seeing some indications that it may be stabilizing. In the first nine months of 2010, we saw growth in our digital camera product line as a result of increased demand for low to mid-range models. However, we also saw a significant reduction in the demand for our DTV and Multimedia Player products primarily due to loss of market share by our key customers resulting in reduced orders from our customers. As a result of these developments, we are in the process of working on restructuring alternatives with an emphasis on operating expenses to right size the business and maintain a strong balance sheet.

Revenues

We derive most of our revenues from the sale of our integrated circuit and system-on-a-chip, or SOC products. Historically, average selling prices for our products, consistent with average selling prices for products in the semiconductor industry generally, have decreased over time. Average selling prices for our products have fluctuated substantially from period to period, reflecting changes in our mix of product sold and transitions from low-volume to high-volume production. In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

We also derive revenues from licensing our software and other intellectual property. Licensing revenues include one-time license fees and royalties based on the number of units sold by the licensee. Quarterly licensing revenues can be significantly affected by the timing of a small number of licensing transactions, each accounting for substantial revenues. Accordingly, licensing revenues have fluctuated, and will continue to fluctuate, on a quarterly basis. Our software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. We determine the fair value of our maintenance obligations based on vendor-specific objective evidence of fair value, which for us consists of substantive renewal rate or the prices charged when these services are sold separately. In instances where we are unable to determine the fair value of our maintenance obligations, revenue for the entire arrangement is recognized ratably over the term of the arrangement. We recognize maintenance and support revenue ratably over the term of the arrangement. We also receive royalty revenues based on per unit shipments of products that include our software, which we recognize upon receipt of a royalty report from the customer, typically one quarter after the sales are made by our licensee.

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

Segments

Our products consist of application-specific integrated circuits, or ASICs and SOC products. We also license certain software and other intellectual property. We have two reporting segments – Consumer and Imaging. The Consumer group provides products for use in DVD and Multimedia Player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

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

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes for the periods presented

(amounts in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Revenues:
Hardware product revenues	$88,114	$104,980	$(16,866)	(16.07)%
Software and other revenues	11,214	10,558	656	6.21%

Total revenues	99,328	115,538	(16,210)	(14.03)%

Cost and expenses:
Cost of hardware product revenues	47,266	59,844	(12,578)	(21.02)%
Research and development	30,016	28,207	1,809	6.41%
Selling, general and administrative	27,641	23,100	4,541	19.66%
Amortization of intangible assets	109	109	—	—

Total costs and expenses	105,032	111,260	(6,228)	(5.60)%

Operating income (loss)	(5,704)	4,278	(9,982)	*

Interest and other income, net	1,116	1,748	(632)	(36.16)%
Provision (benefit) for income taxes	(500)	1,150	(1,650)	*

Net income (loss) )	$(4,088)	$4,876	$(8,964)	*

Supplemental Operating Data:

Cost of hardware product as % of hardware product revenues	53.6%	57.0%

*	not meaningful

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Revenues:
Hardware product revenues	$249,885	$253,120	$(3,235)	(1.28)%
Software and other revenues	33,264	33,627	(363)	(1.08)%

Total revenues	283,149	286,747	(3,598)	(1.25)%

Cost and expenses:
Cost of hardware product revenues	136,176	150,154	(13,978)	(9.31)%
Research and development	85,173	85,230	(57)	(0.07)%
Selling, general and administrative	76,657	84,564	(7,907)	(9.35)%
Amortization of intangible assets	327	327	—	—

Total costs and expenses	298,333	320,275	(21,942)	(6.85)%

Operating loss	(15,184)	(33,528)	18,344	*
Interest and other income, net	5,565	7,383	(1,818)	(24.62)%
Provision for income taxes	5,100	3,890	1,210	*

Net loss	$(14,719)	$(30,035)	$15,316	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	54.5%	59.3%

*	not meaningful

Revenues

Hardware product revenues for the three months ended September 30, 2010 were $88.1 million, compared to $105.0 million for the same period of 2009. Hardware product revenues decreased $17.8 million, or 17.6%, in the Consumer segment, partially offset by an increase of $1.0 million, or 25.4%, in the Imaging segment. The average selling price for products in the Consumer segment decreased by 9.7% and total units shipped decreased by 8.8% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for DTV products decreased by $22.6 million, or 50.4%, and hardware product revenues for Multimedia Player products decreased by $6.6 million, or 37.3%. The decrease was partially offset by an increase of $11.4 million, or 29.3%, in hardware product revenue for Mobile products. Total units shipped for DTV products decreased by 31.8% compared to the same period of the prior year. The decrease was due to loss of market share by our key customers and softness in the U.S. DTV market in the second half of the year. We were also impacted by one of our customers’ decision to add a second source supplier, causing additional share loss for us. In addition, there continues to be price erosion in the DTV market. As a result, average selling price for DTV products decreased by 27.3% compared to the same period of the prior year. Total units shipped for Multimedia Player products decreased by 41.8% due to weakening demand. The increase in Mobile product revenues was primarily due to a 27.2% increase in total units shipped as a result of overall increase in demand. The increase in Imaging product revenue was primarily due to a 42.7% increase in average selling price.

Hardware product revenues for the nine months ended September 30, 2010 were $249.9 million, compared to $253.1 million for the same period of 2009. Hardware product revenues decreased by $7.2 million, or 2.9%, in the Consumer segment and increased by $4.0 million, or 45.7%, in the Imaging segment. The average selling price decreased by 14.3%, partially offset by an increase of 13.2% in total units shipped for products in the Consumer segment compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for DTV and Multimedia Player products decreased by $37.3 million and $8.1 million, or 34.1% and 20.5%, respectively. The decrease was offset by an increase in hardware product revenue for Mobile products of $38.2 million, or 40.1%. Due to loss of market share by our key customers, softness in the U.S. DTV market and one of our customers’ decision to add a second source supplier, total units shipped for DTV products decreased by 12.1% compared to the same period of the prior year. In addition, there continues to be price erosion in the DTV market. As a result, the average selling price for DTV decreased by 25.0% compared to the same period of the prior year. Total units shipped for Multimedia Player products decreased by 19.1% due to weakening demand. Total units shipped for Mobile products increased by 48.9% offset by a decrease in average selling price of 5.9% compared to the same period of the prior year. The increase in Imaging hardware product revenues was primarily due to a 19.1% increase in unit shipments. We expect revenues will decline in the fourth quarter of 2010 due to softness in the U.S. DTV market impacting our DTV revenues and seasonality declines of Mobile and Multimedia Player products.

Software and other revenues were $11.2 million for the three months ended September 30, 2010, compared to $10.6 million for the same period of 2009. Software and other revenues for the Consumer segment decreased by $0.7 million, or 62.2%, and software and other revenues for the Imaging segment increased by $1.3 million or 13.8% during the three months ended September 30, 2010. Software and other revenues were $33.3 million for the nine months ended September 30, 2010, compared to $33.6 million for the same period of 2009. Software and other revenues for the Consumer segment decreased by $1.4 million, or 54.0%, and software and other revenues for the Imaging segment increased by $1.0 million or 3.3% during the nine months ended September 30, 2010. The changes were primarily due to timing of new license agreements.

Cost of Hardware Product Revenues

Cost of hardware product as a percentage of hardware revenues decreased to 53.6% for the three months ended September 30, 2010 from 57.0% for the same period of 2009. Cost of hardware product as a percentage of hardware revenues decreased to 54.5% for the nine months ended September 30, 2010 from 59.3% for the same period of 2009. This decrease was primarily due to a change in overall product mix, a reduction in the sale of lower margin consumer products compared to higher margin imaging products, as well as improved cost structure for certain products.

Research and Development

Research and development expenses were $30.0 million for the three months ended September 30, 2010, compared to $28.2 million for the same period of 2009. The increase of $1.8 million or 6.4% was primarily due to our ongoing investments in research and development activities across our various segments. Research and development expenses for the nine months ended September 30, 2010 remained consistent with the same period of 2009.

Selling, General and Administrative

Selling, general and administrative expenses were $27.6 million for the three months ended September 30, 2010, compared to $23.1 million for the same period of 2009, resulting in an increase of $4.5 million or 19.7%. The increase was primarily due to headcount increases, as well as expenses incurred related to the acquisition of Microtune, Inc. which is expected to be completed during the fourth quarter of 2010.

Selling, general and administrative expenses were $76.7 million for the nine months ended September 30, 2010, compared to $84.6 million for the same period of 2009, resulting in a decrease of $7.9 million or 9.4%. The amount in the nine months ended September 30, 2009 includes an expense of $11.0 million in connection with the settlement of intellectual property licensing disputes. The amount in the nine months ended September 30, 2010 includes a $1.1 million legal settlement incurred during the first quarter of 2010 and expenses associated with the acquisition of Microtune, Inc., which is expected to be completed during the fourth quarter of 2010.

Amortization of Intangible Assets

Amortization expense for the three and nine months ended September 30, 2010 remained consistent with the same periods of 2009. At September 30, 2010, we had approximately $0.3 million in net intangible assets acquired through the Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2011.

Interest and Other Income

Interest and other income was $1.1 million for the three months ended September 30, 2010, compared to $1.7 million for the same period of 2009. The decrease was primarily due to the reduction in interest income as a result of declining interest rates on our decreased balance in short term investment compared to the same period of the prior year.

Interest and other income was $5.6 million for the nine months ended September 30, 2010, compared to $7.4 million for the same period of 2009. The decrease was primarily due to a reduction in interest income as a result of declining interest rates and fluctuations in the value of the U.S. dollar in comparison to currencies in countries in which we operate and lower average interest earned on our cash and short term investment balances.

Provision for Income Taxes

We recorded a tax benefit of $0.5 million and an expense of $1.2 million for the three months ended September 30, 2010 and 2009. The tax provision for the nine months ended September 30, 2010 and 2009 was $5.1 million and $3.9 million, respectively. The tax provision for the three months and nine months ended September 30, 2010 reflects the sum of the estimated tax expense in each of our profitable jurisdictions for their year to date profits, adjusted for discrete items which are fully recognized in the period they occur. Discrete items for the three months ended September 30, 2010 were primarily benefits related to the filing of the 2009 domestic tax returns. The tax provision for the three months and nine months ended September 30, 2009 reflects the estimated annual tax rate applied to the year to date net income for our profitable jurisdictions, adjusted for discrete items which are fully recognized in the period they occur.

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

Liquidity and Capital Resources

At September 30, 2010, we had $126.6 million of cash and cash equivalents, and $244.5 million of short term investments. At September 30, 2010, we had $389.1 million of working capital.

Cash used in operating activities was $6.7 million during the nine months ended September 30, 2010. While we recorded a net loss of $14.7 million, this loss included non-cash items such as amortization of intangible assets of $0.3 million, depreciation of $4.7 million, stock-based compensation expense of $7.1 million and deferred income taxes of $5.3 million. Cash decrease in assets and liabilities was primarily due to increases in accounts receivable by $8.9 million due to the timing of shipments, inventory by $10.9 million to meet an increase in demand for the future quarter and prepaid expenses, other current assets and other assets by $6.0 million due to the timing of payments made. These changes were partially offset by an increase in accounts payable, accrued expenses and other liabilities totaling $17.0 million due to timing of payments.

Cash provided by investing activities was $60.6 million during the nine months ended September 30, 2010. Proceeds from sales and maturities of investments of $234.4 million were offset by purchases of $169.1 million and $4.7 million used for purchases of property and equipment.

Cash used in financing activities was $16.7 million during the nine months ended September 30, 2010. Cash used to repurchase common stock of $20.1 million under our Stock Repurchase Program was offset by $3.4 million in proceeds from issuances of common stock through sale of stock under our employee stock purchase plan.

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

At September 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flows from operations, will satisfy our anticipated working capital and capital expenditure requirements including the acquisition of Microtune, Inc. and potential restructuring activities at least through the next 12 months. We expect the acquisition of Microtune, Inc. to be completed in the fourth quarter of 2010 with an estimated net cash payment of $84.0 million. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•	the levels at which we maintain inventories and accounts receivable;

•	the market acceptance of our products;

•	the amount of our net losses and our ability to reduce costs to improve our financial results;

•	acquisitions of businesses, products or technologies;

•	the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and technology roadmap;

•	volume pricing concessions;

•	capital improvements;

•	technological advances;

•	the response of competitors to our products; and

•	our relationships with suppliers and customers.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of September 30, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases commitments (1)	$34,441	$5,969	$10,691	$10,553	$7,228
Purchase commitments (2)	36,576	36,576	—	—	—
Other long-term liabilities	36,043	—	15,451	688	19,904

Total	$107,060	$42,545	$26,142	$11,241	$27,132

(1)	We lease many of our office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2010 through fiscal year 2018.
(2)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We maintain an investment portfolio of various holdings, types, and maturities. See Note 4 to the Condensed consolidated Financial Statements. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe that we have the ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

All of our cash equivalents and marketable securities are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we generally classify our debt securities as “available-for-sale” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of September 30, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We have direct exposure to foreign exchange rate fluctuations. We recorded exchange losses of $556,000 and $515,000 for the three months ended September 30, 2010 and 2009, respectively. We recorded an exchange loss of $720,000 and a gain of $65,000 for the nine months ended September 30, 2010 and 2009, respectively. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, Note 13.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following risk factors update and supersede in their entirety the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	our customers’ success in selling their products in their markets;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the timing or cancellation of large customer orders;

•	changes in the mix of products sold;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	increased competition in product lines, and competitive pricing pressures;

•	the length and variability of the sales cycle for our products;

•	price changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the loss or gain of important customers;

•	the cost and availability of adequate foundry capacity;

•	failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of credit and equity market fluctuations and lack of credit availability for our customers and suppliers;

•	other conditions affecting the timing or size of customer orders;

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers’ mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. However, due to our and our customers’ loss of market share in the DTV market, we believe our revenues for the second half of 2010 will be lower than the first half of 2010. Any further or continuing economic slowdown or loss of market share by us or our customers could further decrease our sales for 2011.

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in a given quarter may affect our ability to meet that quarter’s revenue forecast and can lead to excess inventory write-offs. In addition, we manufacture products based on forecasts of customers’ demands, which are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory causing us to lose revenue or take write-offs that would reduce our profit margins, either of which would harm our results of operations and financial condition.

We derive most of our revenue from sales to a small number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or we are unable to collect from them, our revenues would be reduced and our financial results would suffer.

Our largest customers account for a substantial percentage of our revenues. For the nine months ended September 30, 2010, four customers accounted for 13%, 12%, 11% and 11% of total revenues while sales to our ten largest customers accounted for 74% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales may also fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. For example, in the third quarter of 2010, we experienced a decline in purchases from one of our customers due to their decision to add a second source supplier resulting in a significant reduction in DTV revenues. In addition, any difficulty in collecting amounts due from one or more key customers could harm our operating results and financial condition. As of September 30, 2010, three customers accounted for approximately 20%, 16% and 11% of our net accounts receivable balance, respectively.

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

We generally do not enter into long-term purchase contracts with our customers, and we cannot be certain as to future order levels from our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products. Even when we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. Termination or reduction in orders by one of our major customers would harm our financial results.

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

Similarly, current economic and credit conditions may cause our suppliers to increase their prices, tighten payment terms or reduce their output, which could increase our expenses, make it harder or more expensive to obtain required supply and impair our sales. Moreover, if one of our key suppliers becomes insolvent, we may not be able to find a suitable substitute in a timely manner, which could reduce our sales and increase our cost of production. If economic and credit conditions in the United States, Europe and other key markets deteriorate further or do not show improvement, our business and operating results may be harmed.

Our products are characterized by average selling prices that typically decline over relatively short time periods; if we are unable to reduce our costs or introduce new products with higher average selling prices, our financial results will suffer.

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. In addition, we must continue to introduce new products with high average selling prices to compensate for our older products that may have declining average selling prices. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be – for example, we have experienced declines in average selling prices during the first nine months of 2010 compared to the same period of 2009.

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

The current global economic downturn makes it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. This downturn has delayed and lengthened our sales cycles by causing U.S. and foreign businesses to slow or postpone spending on our products and services. We cannot predict the timing, strength or duration of the economic slowdown or the economic recovery in general or in the semiconductor industry in particular. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions continue to have a compounding negative impact on our results of operations.

Our success depends on our ability to develop and sell new products in new markets. We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. We must constantly compete to ensure that our products are designed into our customers’ new products, which are rapidly evolving. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards and our products, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards.

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

In the consumer electronics market, our performance has been dependent on our successful development and timely introduction of integrated circuits for DVD players, digital cameras, digital televisions, set-top boxes and digital imaging products. These markets are characterized by the incorporation of a steadily increasing level of integration and features on a chip at the same or lower system cost, enabling OEMs to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

Some of our principal competitors maintain their own semiconductor foundries and may benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for DVD applications include MediaTek and Sunplus Technology Co. Ltd. In the digital camera market, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, Novatech, SunPlus Inc. and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include Broadcom Corp., CoreLogic, MtekVision Co.Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, MediaTek, ST Microelectronics and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

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

Through our acquisition of Let It Wave in September 2008, we acquired a frame rate conversion technology, for which we completed development in June 2009. Our competitors may develop a superior performance image processing technology. If we cannot successfully market and sell our frame rate conversion technology, we will not be able to recoup our costs of acquiring Let It Wave or our development costs for this technology and we will not obtain the intended benefits from the acquisition and our financial results and ability to compete would be harmed.

We rely on independent foundries and contractors for the manufacture, assembly and testing of our integrated circuits and other hardware products, and the failure of any of these third parties to deliver products or otherwise perform as requested could damage our relationships with our customers and harm our sales and financial results.

We do not own or operate any assembly, fabrication or test facilities. We rely on independent foundries to manufacture all of our products. These independent foundries fabricate products for other companies and may also produce products of their own design. Availability of foundry capacity has at times in the past been, and may in the future be, reduced due to strong demand. Additionally, due to the recent global economic environment it is possible that our foundry subcontractors could experience financial difficulties that would impede their ability to operate effectively. If we are unable to secure sufficient capacity at our existing foundries, or in the event of a closure at any of these foundries, our product revenue, cost of product revenue and results of operations would be negatively impacted.

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

In addition, TSMC and some of our other foundries are located in areas of the world that are subject to natural disasters such as earthquakes. While the 1999 and 2010 earthquakes in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC’s facility and other foundries could severely reduce TSMC’s ability to manufacture our integrated circuits. The loss of any of our manufacturers as a supplier, our inability to obtain increased supply in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason could delay or reduce shipments of our products. Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

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

We may not be able to make any such arrangement in a timely fashion or at all, and such arrangements, if any, may be expensive and may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. Excess capacity could lead to write downs of excess inventory, which could harm our financial results. Any penalties that we incur may be expensive and could harm our financial results.

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

Our success and ability to compete depend in large part upon protection of our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringement, or to protect us from the claims of others. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States or remedies may be difficult to obtain or enforce. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy or misappropriation of our technology and products more likely in these countries. If competitors are able to use our technology, our ability to compete effectively could be harmed.

The protection offered by patents is uncertain. For example, our competitors may be able to effectively design around our patents, or our patents may be challenged, invalidated or circumvented. Those competitors may also independently develop technologies that are substantially equivalent or superior to our technology and may obtain patents that restrict our business. Moreover, while we hold, or have applied for, patents relating to the design of our products, some of our products are based in part on standards, for which we do not hold patents or other intellectual property rights.

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

A portion of the cost of our operations, relating mainly to our personnel and facilities is incurred in foreign currencies. As a result, we bear the risk that the rate of inflation in those foreign countries or the decline in value of the United States dollar compared to those foreign currencies will increase our costs as expressed in United States dollars. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions designed to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against foreign currencies. These measures may not adequately protect us from the impact of inflation or currency fluctuation in foreign countries.

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

Any conflict affecting Israel could greatly disrupt our Israeli operations and, as a result, hinder our business generally by delaying product development or interfering with global marketing efforts. For example, as a result of the heightened military operations in Gaza, some of our employees were conscripted into the Israeli armed forces for several weeks ending in January 2009. Additional employees may be called to active duty in the future. Extended absences could disrupt our operations and delay product development cycles.

In addition, military conflict or terrorist activities in the Middle East or elsewhere could harm our business as a result of a disruption in commercial activity or a general economic slowdown and reduced demand for consumer electronic products.

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

We develop complex and evolving products. Despite testing by us, our manufacturers and customers, errors may be found in existing or new products. This could result in, among other things, a delay in recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products, would harm our reputation and would harm our business. Defects, integration issues or other performance problems in our products could result in financial or other damages to customers or could damage market acceptance of such products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

In September 2010, we announced that we had entered into an agreement to acquire all of the outstanding common stock of Microtune, Inc. While we currently expect that the proposed acquisition will be completed in the fourth quarter of 2010, the closing is subject to various conditions and we cannot assure that the transaction will close as scheduled or at all. If we are unable to complete the proposed Microtune, Inc. acquisition, or any other business acquisition, or integrate successfully and develop these businesses to realize financial growth, we may not obtain the expected benefits of such acquisition and our financial results could be harmed.

Moreover, we may incur asset impairment charges related to acquisitions that may reduce our profitability. Finally, our acquisition activities, including the proposed Microtune acquisition, may present financial, managerial and operational risks, including diversion of management attention from existing core businesses, difficulties integrating in-process products, technologies or personnel, harm to our existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the sellers. Any of these activities could disrupt our business, cause us to not achieve the intended benefits of the acquisition, and seriously harm our financial condition.

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

At September 30, 2010, we had $371.1 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

Our success depends to a significant degree upon the continuing contributions of our senior management. We do not have employment contracts with any of our key employees. Management and other employees may voluntarily terminate their employment with us at any time upon short or no notice. The loss of key personnel could delay product development cycles or otherwise harm our business. We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel, located in the United States and overseas. A portion of our employee compensation is in the form of equity compensation, which is directly tied to our stock price. Our employees continue to hold a substantial number of equity incentive awards that are underwater, and as a result, a portion of our equity compensation has little or no retention value. Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies

Provisions in our charter documents and Delaware law could prevent or delay a change in control of Zoran.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult or expensive for a third party to acquire us, even if doing so would be beneficial to our stockholders. These include provisions:

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

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2010 and September 30, 2010, the sale prices of our common stock, as reported on the Nasdaq Stock Market, ranged from a low of $6.96 to a high of $12.23. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

•	announcements concerning our business or that of our competitors or customers;

•	annual and quarterly variations in our operating results;

•	failure to meet our guidance or analyst estimates;

•	changes in analysts’ revenue or earnings estimates;

•	announcements of technological innovations by our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	loss of key personnel;

•	allegations that our intellectual property infringes that of others or adverse rulings in intellectual property or other litigation;

•	declining conditions in the semiconductor industry; and

•	developments in the financial markets.

From time to time, the stock market experiences extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may also reduce the future market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased 2.1 million shares of our equity securities during the nine months ended September 30, 2010. See Note 2 to the Condensed Consolidated Financial Statements.

Item 6.	Exhibits

The information required by this Item is incorporated by reference to the Exhibit Index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZORAN CORPORATION

Dated: November 5, 2010	/S/ KARL SCHNEIDER
Karl Schneider
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	3.1	4/23/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

10.1	Agreement and Plan of Merger, dated as of September 7, 2010, by and between Zoran Corporation, Maple Acquisition Corp. and Microtune, Inc	8-K	000-27246	2.1	9/8/2010

10.2	Zoran Corporation Amended and Restated 1995 Employee Stock Purchase Plan	10-Q	000-27246	10.2	8/6/2010

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X