Form 10-K
period 2010-12-31
ZORAN CORP \DE\
filed 2011-03-07
CIK 1003022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27246

ZORAN CORPORATION

(Exact Name of registrant as specified in its charter)

Delaware	94-2794449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1390 Kifer Road, Sunnyvale, California	94086
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 523-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant based upon the closing sale price of the Common Stock on June 30, 2010, as reported on the Nasdaq Global Select Market, was approximately $472,817,187.

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of March 2, 2011: 49,125,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report where indicated.

ZORAN CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2010

In this report, “Zoran Corporation”, the “Company”, “we”, “us” and “our” refers to Zoran Corporation and subsidiaries unless the context requires otherwise.

Special Note Regarding Forward-Looking Statements

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” set forth below in this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

On November 30, 2010, the Company completed the acquisition of Microtune, Inc. (“Microtune”) a receiver solutions company that designs and markets advanced radio frequency (“RF”) and demodulator electronics for worldwide customers based in Plano, Texas. The Company acquired Microtune, among other things, to enhance its position in the core markets it serves and expand its worldwide presence, improving its ability to serve its customers as a single point-of-service provider. Under the terms of the acquisition agreement dated September 7, 2010, the Company acquired all outstanding shares of Microtune’s common stock at $2.92 per share for a total payment of $159.2 million in cash. In addition, the Company converted each Microtune’s outstanding restricted stock units to 0.42 shares of Zoran’s restricted stock units. Upon completion of the acquisition, Microtune was integrated into the Company’s consumer segment.

We provide integrated circuits, software and platforms for digital televisions, set-top boxes, broadband receivers (“silicon tuners”) and media players, digital cameras and printers, scanners and related Multi Function Peripherals (“MFP”).We sell our products to original equipment manufacturers that incorporate them into products for consumer and commercial applications. We also license certain software and other intellectual property. We have two reporting segments—Consumer and Imaging. The Consumer group provides products for use in multimedia player products, standard and high definition digital televisions, set-top boxes, broadband receiver, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals. Our corporate headquarters are located at 1390 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 523-6500. Our website can be found at www.zoran.com.

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

Our Solutions

We provide feature-rich, cost-effective, standards-based solutions for a broad range of digital video, audio and imaging, and cable and satellite communications applications. We were a pioneer in the development of high-performance digital signal processor (“DSP”) products, and have developed expertise in integrated mixed signal circuit design, mathematical algorithms and software development, as well as proprietary digital signal processing, and video and audio compression technologies. We apply our multi-disciplinary expertise and proprietary technologies to the development of fully-integrated solutions for high-growth multimedia markets. The key elements of our solutions include:

Standards-Plus Methodology We leverage our multi-disciplinary expertise and proprietary digital signal processing and compression technologies to develop what we refer to as “standards-plus” solutions. We enable original equipment manufacturers (“OEMs”) to improve image and sound quality and deliver superior products to end users by adding more features around compression standards, such as more efficient use of memory, processing and communication resources, as well as audio and image enhancement algorithms. We also provide OEMs the ability to include OEM-programmable effects and features, as well as variable compression ratios for video. These “standards-plus” features is designed to allow our customers to differentiate their products from those of their competitors.

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

Integrated System Solutions We help our customers meet their total system requirements by providing integrated products that combine hardware and software to address required system functions and features on a single integrated circuit or chip set, reducing the number of integrated circuits, and in some cases providing a complete solution on a single chip. As a result, our customers’ total system cost is reduced and they can concentrate on differentiating their products from those of their competitors. For example, our COACH integrated circuit includes most of the electronics of a digital camera on a single chip.

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

Strategy

Key elements of our strategy include the following:

Focus on Growth and High Volume Our strategy is to focus on providing cost-effective, high-performance digital video, television, imaging, digital voice and data and mobile solutions for consumer electronics and printing applications. The markets we currently target include: digital televisions, set-top boxes, broadband and media players, digital cameras, and multifunction printing devices. In these markets we strive to introduce increasingly feature-rich products with reduced costs for our customers.

Leverage Existing Technology and Expertise We intend to identify and actively pursue adjacent markets that we believe have high growth potential for our products. Our proprietary digital signal processing, compression, and RF broadband receiver technologies can be used in many emerging markets where there is demand for high-quality digital video products.

Further Penetrate Key International Markets We have offices in China, France, Germany, India, Israel, Japan, Korea, Philippines, Taiwan, the United Kingdom and the United States. At the end of 2010, we had more than 1,500 employees working in various office locations. We believe that by having a presence in regions near our customers we are better able to provide local application support that helps our customers deliver new consumer electronics products to market more quickly.

Extend Technological Leadership Our years of experience in the fields of digital signal processing, integrated circuit design, algorithms and software development have enabled us to become a leader in the development of digital audio, video, and imaging solutions. Using our multi-disciplinary expertise, we have developed new technologies for compression of digital audio, video and imaging formats. Our acquisition of Microtune on November 30, 2010, provides new broadband receiver capabilities for cable and pay satellite markets. We intend to continue to invest in research and development, and to evaluate opportunities to acquire additional technologies when needed to maintain and extend our technological leadership.

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

Markets and Applications

Our products are currently used in a variety of consumer electronic devices, including the following:

Digital Television

The digital television market represents the most significant technological shift in the consumer electronics market since color televisions were introduced in the late 1950s. Today, digital content providers broadcast programming via satellite, cable or terrestrial (“over-the-air”) networks. The mix of broadcast networks varies by geographic region. For example, most digital television content in Japan and Korea is broadcast via terrestrial networks, while cable networks currently predominate in the United States. Satellite networks offer an alternative source of content to consumers and are continuing to grow in various regions such as India. Each geographic market is subject to regulations that require compliance with different governmental standards applicable to broadcast technology and content format. In each region, individual broadcasters also have developed their own proprietary standards for content, security and conditional access. This market requires television products, set-top boxes, personal video recorders and other digital consumer appliances that include sophisticated integrated circuits and embedded software that address the emerging requirements of multiple broadcast networks throughout the world. The requirement by the U.S. Federal Communications Commission, or FCC, that all new televisions contain a built-in digital receiver, has accelerated the growth of the digital television market in the U.S.

Broadband Receiver Products

The broadband receiver market includes tuners and demodulators which are used for the reception, tuning and processing of radio frequency (“RF”) and digital signals for digital television (“DTV”) products, as well as for the cable and automotive markets. Historically, cable and DTV customers have relied on tuner modules for the RF front-end, either produced internally by the customer or purchased from a third-party. The cable market has already transitioned to adopt silicon tuner and we are currently shipping products to this market. We expect the same trend we experienced in the cable market to propagate to the DTV manufacturers to transition to silicon tuner technology in the future due to cost, size and performance advantages as compared to tuner modules and expect the complete transition of tuner modules to silicon tuners to take several years.

Set-top Box products

The set-top box market includes system-on a chip with universal support for multiple security systems to serve the worldwide cable and pay satellite markets. With the acquisition of Microtune, we are also able to provide tuners and amplifiers for cable set-top boxes. The cable market is adopting new product categories such as Embedded Multimedia Terminal Adapters (“EMTAs”) and Digital Transport Adapters in addition to the traditional set-top boxes. Multiple tuners are increasingly implemented in cable set-top boxes to support simultaneous viewing of one channel while recording a second channel using a digital video recorders (“DVR”), on-demand services and internet access. The Satellite set-top box market is growing rapidly in the emerging markets as the cost to develop the infrastructure is smaller relative to the cable networked market.

Mobile Products

Digital cameras enable consumers to capture high resolution images, view, edit and store them on a computer system and transmit them over telephone lines and computer networks. High quality copies of these images can be printed using color printers. Digital cameras have added audio-video capture and compression capabilities enabling them to function as digital video camcorders. Digital cameras can be connected directly to a personal computer (“PC”) for downloading of pictures or movies and to a television for display.

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

Digital Imaging Print Products

The market for Digital Imaging Print Products includes Printers, Scanners and MFPs that print, scan, copy and fax. The market comprises both business and enterprise segments, served primarily by networked laser products and consumer segments served primarily by Ink Jet products.

In the enterprise networked segment, most devices use a Page Description Language (“PDL”) to transmit the document to be printed from the application to the printer. The embedded controller in the printer or MFP then interprets and renders the file into pixels to be laid down on the paper.

In general, applications are designed to send jobs to printers using one or all of a number of protocols or language families. Print Control Language (“PCL”), originated as a Hewlett-Packard developed protocol for page printers and has become an industry standard in office environments. Both PCL 5 and PCL XL, or PCL 6, are supported in office printers today. The application may also use the PostScript language originally developed by Adobe. More recently, printers have also offered support for portable digital document formats that are designed to be widely viewed and shared, such as PDF, originally developed by Adobe and XML Paper Specification (“XPS”), a new format, introduced by Microsoft is also being deployed as a format in printers.

Products

We offer products in five principal product families:

•

DTV products—high-performance, highly integrated ASICs and system-on-a-chip solutions for standard and high definition digital television products as well as platforms, drivers and software stacks for a variety of operating systems required for digital television applications that support regional standards emerging around the world.

•

Multimedia player products—high-performance integrated system-on-a-chip solutions, including video and audio compression and decompression products based on MPEG, Dolby Digital and other audio/video standards for use in red laser multimedia players and related products. Also includes high-performance system-on-a-chip solutions used for HD, connected systems of Blu-Ray and other video systems.

•

Broadband receiver products—high-performance tuners, amplifiers and demodulators for use in cable and DTV products. Cable products include tuners used in consumer premise equipment (“CPE”), including high-speed voice and data cable modems, digital cable set-top boxes and hybrid analog/digital cable set-top boxes, and RF amplifiers used to send and receive signals between the cable head end and CPE. DTV products include tuners and demodulators for use in consumer electronics devices such as DTVs; digital terrestrial set-top boxes; IPTV set-top boxes that include one or more terrestrial tuners used to receive local high-definition television broadcasts; and PC/TV multimedia products, including both USB and PCI or PCI Express OEM and add-on devices.

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

The following table lists our principal integrated circuits currently in production, as well as the most recent versions of our printer software products:

Product Family	Principal Products	Principal Applications
DTV	• SupraTV® integrated SD processors	Set-top boxes and ATSC converter boxes
	• SupraXD® integrated processors	Set-top boxes for High Definition Broadcast
	• SupraHD® integrated processors	High definition LCD televisions
	• SupraFRC® frame rate conversion processor	High definition LCD televisions

Multimedia Players	• Vaddis® integrated DVD processors	DVD players and related products
	• HDXtreme® multimedia upscaler	DVD players and related products
	• VaddisHD® multimedia processor	Multimedia players

Broadband Receiver	• MicroTuner chips	Set-top boxes, DTV and cable modems
	• Silicon Amplifiers	Set-top boxes, cable modems and automotive applications
	• Silicon Demodulators	Set-top boxes, DTV, PCs and PC peripherals

Mobile	• COACH Digital camera processors	Digital cameras and camcorders

Digital Imaging	• Quatro® digital printing processors	All-in-one inkjet, laser printers, color laser MFPs and high-speed scanners
	• IPS printing software	Networked printers and MFPs

Zoran, the Zoran logo, HDXtreme, Quatro, SupraFRC, SupraHD, SupraTV, SupraXD, Vaddis and VaddisHD are trademarks and/or registered trademarks of Zoran Corporation and/or its subsidiaries in the United States and/or other countries. All other names and brands may be claimed as property of others.

DTV Our DTV products include integrated circuit products for both high definition and standard definition formats for digital televisions, set-top boxes and related applications, including personal video recorders. Our system-on-a-chip products use advanced CPUs for higher performance with lower power consumption. Our highly integrated SupraHD® product line addresses the mainstream market segment as well as high-end and entry-level segments of the digital television and analog-to-digital broadcast transition markets. Our new Supra FRC® (frame rate conversion) processor is designed to deliver superior quality and cost performance for OEMs competing in the 120Hz/240Hz and 3D DTV markets. Our innovative approach to video processing yields outstanding video quality without the common artifacts introduced by current state-of the industry motion estimation motion compensation (“MEMC”) technologies. Our RF broadband receiver products require levels of performance specific to various industry standards, power efficiency, functionality and integration, which must all be delivered with a low overall solution cost. Our products are designed to address the complex, high-performance RF requirements of broadband transmission and reception and the high performance requirements of video demodulation and decoding of broadcast signals.

In the set-top box domain we are shipping our products to the China cable and Europe “free-to-air” markets.

Multimedia Players Our Vaddis® processors perform all the audio and video decoding and display requirements of the DVD specifications, including MPEG 2, Dolby Digital, DivX and MLP, on-screen display, and decryption required for copyright protection and presentation of graphic information. The HDXtreme® technology allows video playback and viewing of JPEG pictures on an HDTV with an HDMI interface in a resolution of up to 1080p. Our VaddisHDs® processor ICs integrate a state-of-the art High Definition (“HD”) video pipeline and enable multi-standard decoding, including support for HD H.264, VC1, MPEG2, MPEG4, and AVS. With an integrated dual processor and dual Audio DSP, it enables the most advanced HD applications, including Java and HDi support for Blu-ray and HD-DVD standards. This IC family also incorporates our latest HDXtreme® video processing and scaling technology in our SupraHD® HDTV processors powering major brand HDTVs.

Mobile Our COACH processors are integrated system-on-a-chip solutions that include most of the electronics of a digital camera, which can be connected directly to a high-resolution CCD or CMOS sensor. The COACH IC processes the video information and compresses the captured image in real time, controls the interface to an LCD, TV or micro display and to all types of flash memory. The COACH products also allow for direct connection to a printer, including color correction and special effects, for the non-PC consumer environment. The COACH product is supplemented by digital camera reference designs, “CamON” and “CamMini,” products that shorten the time to market for our customers. The newest COACH processors use MPEG-4 and H.264 codecs to incorporate basic digital camcorder capabilities for displaying video clips on a PC or TV.

Digital Imaging Our Quatro® product line is a family of programmable set-top box systems on a chip (“SOCs”) solutions for imaging and printing devices, including multifunction and single function color inkjet and color and mono laser devices. IPS printing software is licensed to OEMs, either in conjunction with our Quatro® SOC, or independently to be run on the customers CPU of choice. It incorporates interpreter and render software to support all the PDL streams listed above.

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

In 2010, four customers accounted for 13%, 12%, 11% and 11% of our total revenues, respectively. In 2009, three customers accounted for 20%, 12% and 10% of our total revenues, respectively. In 2008, three customers accounted for 13%, 10% and 10% of our total revenue, respectively.

Research and Development

We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness and compliance with new standards in rapidly evolving consumer-oriented digital audio and video markets. We attempt to leverage our expertise in the fields of digital signal processing, integrated circuit design, algorithms and software development to maintain our position as a leader in the development of digital audio, video and imaging solutions. Accordingly, we devote a significant portion of our resources to maintaining and upgrading our products to reduce integrated circuit cost, power consumption and the number of integrated circuits required to perform compression and other functions necessary for the evolving digital audio, video and imaging application markets. In addition, we seek to design integrated circuits and cores, as well as near production-ready reference designs that reduce the time needed by manufacturers to integrate our integrated circuits into their products.

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

Our sales are generally made pursuant to purchase orders received between one and six months prior to the scheduled delivery date. We sell our products primarily through our direct sales staff, field application engineers, and customer service staff located in the United States and internationally. Our United States and United Kingdom sales staffs are primarily responsible for sales in North America, Europe and South America. Sales management and sales operations staff also reside in the United States. Our sales and field application engineers in China, Japan, Korea and Taiwan are responsible for marketing and technical support in their respective regions. In addition, we sell our products indirectly through selected resellers and commissioned sales representatives. To date, we have not experienced material product returns or warranty expense.

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

Backlog

Sales of our products are made pursuant to purchase orders. However, sometimes we allow customers to cancel or reschedule deliveries. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products ordered as a result of changes in customers’ requirements and manufacturing availability. Our ability to order products can carry lead times of between four and sixteen weeks; however, most of our business is characterized by short lead times and quick delivery schedules. As a result of these factors, we do not believe that backlog at any given time is a meaningful indicator of future sales.

Manufacturing

We contract our wafer fabrication, assembly and testing to independent foundries and contractors, which enables us to focus on our design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Our engineers work closely with our foundry partners and subcontractors to increase yields, lower manufacturing costs and assure quality. Most of our devices are currently fabricated using standard complementary metal oxide semiconductor process technology with 0.08 micron to 0.18 micron feature sizes. Our broadband receiver products are manufactured using standard and SiGe BiCMOS technology with feature sizes ranging from 0.50 micron to 0.18 micron.

Our primary foundry is Taiwan Semiconductor Manufacturing Company (“TSMC”), which has manufactured integrated circuits for us since 1987. TSMC and TowerJazz Semiconductor Ltd. are currently manufacturing our multimedia player, DTV, set-top box, multimedia players, imaging and mobile products. LSI Corporation is providing turn-key manufacturing for one high-end laser-printer product. Our primary foundries for our tuner and amplifier products are IBM and TowerJazz Semiconductor. Our independent foundries fabricate products for other companies and may also produce products of their own design. By subcontracting our manufacturing requirements, we can focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating semiconductor wafer fabrication facilities. Most of our semiconductor products are currently being assembled by one of two independent contractors and tested by those contractors or other independent contractors. Our primary services company for assembly and testing is Advanced Semiconductor Engineering Inc. Our operations and quality engineering teams closely manage the interface between manufacturing and design engineering.

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

Some of these competitors also have broader product lines and longer standing relationships with customers than we do. Some of our principal competitors maintain their own semiconductor foundries and may therefore benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for multimedia player applications include MediaTek Inc. and Sunplus Technology Co. Ltd. In the markets for digital cameras, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, Novatech, Sunplus and Texas Instruments, Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, Mediatek Inc., ST Microelectronics and Trident. Our competitors in the cable market include Alps, Anadigics, Broadcom, Entropic, Maxlinear, NuTune, NXP Semiconductors and Samsung Electro-Mechanics. Our competitors in the digital television market include Alps, Maxlinear, NuTune, NXP

Semiconductors, Silicon Labs, Xceive, Xuguang, as well as the captive tuner divisions of all the major consumer brands, including Konka, LG, Panasonic, Samsung Electro-Mechanics, Sanyo, Sharp, Sony and Toshiba. Our demodulator competitors in the digital television market include vendors of dedicated silicon demodulators including Altobeam, Guoxin, HDIC, Legend Silicon, LG, MaxScend, NXP Semiconductors, Silicon Labs, SONY, STMicroelectronics and Trident, as well as vendors of DTV or SOCs that integrate silicon demodulator functions inside these SOCs, including Mediatek/MTK, MorningStar/Mstar, Renesas, Sanyo, and STMicroelectronics. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc., Monotype, Inc. and in-house captive suppliers.

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

Proprietary Rights and Licenses

Our ability to compete successfully is dependent in part upon our ability to protect our proprietary technology and information. Although we rely on a combination of patents, copyrights, trademarks, trade secret laws and licensing arrangements to protect some of our intellectual property, we believe that factors such as the technological and creative skills of our personnel and the success of our ongoing product development efforts are more important in maintaining our competitive position. We generally enter into confidentiality or license agreements with our employees, resellers, customers and potential customers and limit access to our proprietary information. We currently hold 537 issued patents worldwide, and have additional patent applications pending. Our intellectual property rights, if challenged, may not be upheld as valid, may not be adequate to prevent misappropriation of our technology, or may not prevent the development of competitive products. Additionally, we may not be able to obtain patents or other intellectual property protection in the future. In particular, the existence of several consortiums or standards bodies that license patents relating to various standards for consumer electronics and digital technology have created uncertainty with respect to the use and enforceability of patents implementing those standards. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and, thus, make the possibility of piracy of our technology and products more likely in these countries.

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

Employees

As of December 31, 2010, we had 1,532 employees, including 672 employees primarily involved in research and development activities, 647 in marketing and sales, 163 in finance, human resources, information systems, legal and administration, and 50 in manufacturing control and quality assurance. We had 380 employees based in Israel, primarily involved in engineering and research and development, 223 employees at our facility in Sunnyvale, California, 132 employees at our facility in Burlington Massachusetts and 96 employees at our facility in Plano, Texas. We had 350 employees in our China office. Other employees are located in our international offices in France, Germany, India, Japan, Korea, Philippines, Taiwan and the United Kingdom. We believe that our future success depends in large part on our ability to attract and retain highly-skilled, engineering, managerial, sales and marketing personnel. Competition for such personnel is intense. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe that our employee relations are good.

Item 1A. Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following risk factors update and supersede in their entirety the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	our customers’ success in selling their products in their markets;

•	competitive pricing pressures;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the timing or cancellation of large customer orders;

•	changes in the mix of products sold;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	increased competition in product lines;

•	the length and variability of the sales cycle for our products;

•	price changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the loss or gain of important customers;

•	the cost and availability of adequate foundry capacity;

•	failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of credit and equity market fluctuations and lack of credit availability for our customers and suppliers;

•	other conditions affecting the timing or size of customer orders;

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

•

tightened immigration controls that may preclude or restrict the ability of key non-U.S. managers and technical employees to work in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities;

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

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers’ mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. However, due to our and our customers’ loss of market share in the DTV market, our revenues for the second half of 2010 were lower than the first half of 2010. Any further or continuing economic slowdown or loss of market share by us or our customers could further decrease our sales for 2011.

Our ability to match production mix with the product mix needed to fill current orders and orders to be delivered in a given quarter may affect our ability to meet that quarter’s revenue forecast and can lead to excess inventory write-offs. In addition, we manufacture products based on forecasts of customer demand, which are based on multiple assumptions. If we inaccurately forecast customer demand, we may hold inadequate, excess or obsolete inventory causing us to lose revenue or take write-offs that would reduce our profit margins, either of which would harm our results of operations and financial condition.

We derive most of our revenue from sales to a small number of customers, and if we are not able to retain these customers, or they reschedule, reduce or cancel orders, or we are unable to collect from them, our revenues would be reduced and our financial results would suffer.

Our largest customers account for a substantial percentage of our revenues. For the year ended December 31, 2010, four customers accounted for 13%, 12%, 11% and 11% of total revenues while sales to our ten largest customers accounted for 72% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales may also fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. For example, in the third quarter of 2010, we experienced a decline in purchases from one of our customers due to their decision to add a second source supplier resulting in a significant reduction in DTV revenues. In addition, any difficulty in collecting amounts due from one or more key customers could harm our operating results and financial condition. As of December 31, 2010, four customers accounted for approximately 15%, 11%, 11% and 10% of our net accounts receivable balance, respectively.

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

Adverse economic factors have reduced our sales and revenues, increased our expenses and hurt our profitability, results of operations, financial condition and may continue to adversely impact us.

Factors, such as high unemployment levels, inflation, deflation, increased fuel and energy costs, as well as increased consumer debt levels, interest rates and tax rates, may reduce overall consumer spending or shift consumer spending to products other than those offered by our customers. Reduced sales by our customers harm our business by reducing demand for our products. Moreover, if our customers are not successful in generating sufficient revenue or cannot secure financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Lower net sales of our products and reduced payment capacity of our customers reduces our current and future revenues. In addition, our expenses could increase due to, among other things, fluctuations of the value of the United States dollar, changes in interest and tax rates, decreased inventory turnover, increases in vendor prices, and reduced vendor output. Such reduction of our revenues and increase of our expenses hurts our profitability and harms our results of operations and financial condition. In preparing our financial statements, we are required to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes, and some of those estimates are based on our forecasts of future results. The current volatility in the global economy increases the risk that our actual results will differ materially from our forecasts, requiring adjustments in future financial statements.

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

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. In addition, we must continue to introduce new products with high average selling prices to compensate for our older products that may have declining average selling prices. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be—for example, we experienced significant declines in average selling prices during fiscal 2010 compared to the prior years.

Our operating results may be harmed by cyclical and volatile conditions in the markets we address. As a result, our business, financial condition and results of operations could be harmed.

We operate in the semiconductor industry, which is cyclical and from time to time has experienced significant downturns. Downturns in the semiconductor industry often occur in connection with, or in anticipation of, maturing product cycles for semiconductor companies and their customers, and declines in general economic conditions. These downturns can cause abrupt fluctuations in product demand, production over-capacity and accelerated average selling price declines. The downturn in our industry has harmed our revenue and our results of operations. This downturn may continue and the recovery may be slow, which may continue to harm our revenues, gross margins and results of operations. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our revenues, market share and relationship with our customers if we are unable to ship enough products to meet customer demand.

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

Our success will also depend on the successful development of new markets and the application and acceptance of new technologies and products in those new markets. For example, our success will depend on the ability of our customers to develop new products and enhance existing products in the digital television and set-top box markets and to introduce and promote those products successfully, as well as our success in obtaining design wins for our products in these markets. These markets may not continue to develop to the extent or in the time periods that we currently anticipate due to factors outside our control. If new markets do not develop as we anticipate, or if our products or those of our customers do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be harmed. The emergence of new markets for our products is also dependent in part upon third parties developing and marketing content in a format compatible with commercial and consumer products that incorporate our products. If this content is not available, manufacturers may not be able to sell products incorporating our products, and our sales would suffer.

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

In the consumer electronics market, our performance has been dependent on our successful development and timely introduction of integrated circuits for multimedia players, digital cameras, digital televisions, set-top boxes and digital imaging products. These markets are characterized by the incorporation of a steadily increasing level of integration and features on a chip at the same or lower system cost, enabling OEMs to continually improve the features or reduce the prices of the systems they sell. If we are unable to continually develop and introduce integrated circuits with increasing levels of integration and new features at competitive prices, our operating results will suffer.

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

Some of our principal competitors maintain their own semiconductor foundries and may benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for multimedia player applications include MediaTek and Sunplus Technology Co. Ltd. In the digital camera market, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, Novatech, SunPlus Inc. and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include Broadcom Corp., CoreLogic, MtekVision Co.Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, MediaTek, ST Microelectronics and Trident Microsystems, Inc. Competitors in the printer and multifunction peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

The multimedia player market has slowed, and continued competition will lead to further price reductions and reduced profit margins. We also face significant competition in the DTV, set-top box, digital imaging and digital camera markets. The future growth of these markets is highly dependent on OEMs continuing to outsource chip supply and an increasing portion of their product development work rather than doing it in-house. Many of our existing competitors, as well as OEM customers that are expected to compete with us in the future, have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. In addition, much of our future success is dependent on the success of our OEM customers. If we or our OEM customers are unable to compete successfully against current and future competitors, we could experience price reductions, order cancellations and reduced gross margins, any one of which could harm our business.

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

In addition, TSMC, TowerJazz Semiconductor Ltd and some of our other foundries are located in areas of the world that are subject to natural disasters such as earthquakes. While the 1999 and 2010 earthquakes in Taiwan did not have a material impact on our independent foundries, a similar event centered near TSMC’s facility and other foundries could severely reduce TSMC’s ability to manufacture our integrated circuits. The loss of any of our manufacturers as a supplier, our inability to obtain increased supply in response to increased demand, or our inability to obtain timely and adequate deliveries from our current or future suppliers due to a natural disaster or any other reason would cause us to have to identify and qualify additional sources of supply, which could be more expensive and could cause delays or reduce shipments of our products. Any of these circumstances could damage our relationships with current and prospective customers and harm our sales and financial results.

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

During 2010 and 2009, 93% of our total revenues were derived outside of North America. We anticipate that international sales will continue to account for a substantial majority of our total revenues for the foreseeable future. Substantially all of our semiconductor products are manufactured, assembled and tested outside of the United States by independent foundries and subcontractors.

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

Our operations in China are subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and may not be sustained. If Asia, particularly China, fails to continue its recent growth, or even contracts, this could harm our OEM and ODM customers based in Asia and cause them to purchase fewer products from us for shipment to China, the rest of Asia and globally. In addition, Asian consumers may purchase fewer products sold by our OEM customers containing our products, and we may experience disruptions in our operations in Asia, which could harm our business and financial results.

We also maintain offices in France, India, Japan, Korea, Philippines, Taiwan and the United Kingdom, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and we have been party to a number of patent-related lawsuits, both as plaintiff and defendant. In 2010, we incurred $1.1 million in legal settlement and in 2009, we incurred $11.8 million in legal settlement cost. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Future litigation against us, if successful, could subject us to significant liability for damages, restrict or prohibit the sale of our products or invalidate our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Our costs and potential liability are increased to the extent we have to indemnify or otherwise defend our customers. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

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

Because we have significant operations in Israel, Germany, Japan, Taiwan, the Philippines, China, South Korea and the United Kingdom, our business and future operating results could be adversely affected by events that occur in or otherwise affect these countries.

We conduct a significant portion of our research and development and engineering activities at our design center in Haifa, Israel, a 109,700 square foot facility where we employ approximately 380 people, and in Germany and China, we employee approximately 400 people. We also conduct a portion of our sales and marketing operations at our Haifa facility and have sales offices in Japan, Taiwan, China, South Korea and the United Kingdom.

As a result, our operations are affected by the local conditions in those countries, as well as actions taken by the governments of those countries and, as a result, may hinder our business generally by delaying product development or interfering with global marketing efforts. For example, as a result of the heightened military operations in Gaza, some of our employees were conscripted into the Israeli armed forces for several weeks ending in January 2009. Additional employees may be called to active duty in the future. Extended absences could disrupt our operations and delay product development cycles.

In addition, military conflict or terrorist activities in the Middle East or elsewhere or local economic and political instability in areas in the Far East, in particular in the Philippines, China and South Korea, where there has been political instability in the past, could harm our business as a result of a disruption in commercial activity or a general economic slowdown and reduced demand for consumer electronic products.

In addition, if any country, including the United States, imposes significant import restrictions on our products, our ability to import our products into that country from our international manufacturing and packaging facilities could be diminished or eliminated.

Changes in, or different interpretations of, tax rules and regulations may harm our effective tax rates.

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be harmed by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in the geography of our income or losses, or by changes in the valuation of our deferred tax assets and liabilities. The ultimate outcomes of any future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our operating results and financial position.

If we are not able to apply our net operating losses against taxable income in future periods, our financial results will be harmed.

Our future net income and cash flow will be affected by our ability to apply our net operating loss (“NOLs”) carryforwards, against taxable income in future periods. Our NOLs totaled approximately $338.0 million for federal, $72.6 million for state and $183.9 million for foreign tax reporting purposes as of December 31, 2010. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances. Changes in federal, state or foreign tax laws may further limit our ability to utilize our NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

In the fourth quarter of 2010, we completed the acquisition of Microtune. If we are unable to successfully integrate Microtune’s business and personnel and develop these businesses to realize financial growth, we may not realize the expected benefits of such acquisition or achieve our intended return of investment and our financial results could be harmed.

Our acquisition activities, including the Microtune acquisition, may present financial, managerial and operational risks, including diversion of management’s attention from existing core businesses, difficulties integrating in-process products, technologies or personnel, harm to our existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the sellers. Any of these activities could disrupt our business, cause us to not achieve the intended benefits of the acquisition, and seriously harm our financial condition.

If we fail to manage our future growth, if any, our business would be harmed.

If we were able to attain future growth, we may need to recruit and hire new engineering, managerial, sales and marketing personnel. Our ability to manage growth successfully may also require us to expand and improve administrative, operational, management and financial systems and controls. Many of our key functions, including a material portion of our research and development, product operations and a significant portion of our marketing, sales and administrative operations are located in Israel. A majority of our sales and marketing and certain of our research and development and administrative personnel, including our President and Chief Executive Officer and other officers, are based in the United States. The geographic separation of these operations places additional strain on our resources and our ability to manage growth effectively. If we are unable to manage any future growth effectively, our business will be harmed.

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

At December 31, 2010, we had $261.3 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in certificate of deposits insured by Federal Deposit Insurance Corporation (“FDIC”), commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

We could face adverse consequences as a result of the actions of activist stockholders.

An activist stockholder group, the Ramius Group, is seeking a change in control of Zoran by removing, without cause, six of the seven current members of the Board of Directors and filling the vacancies with a slate of individuals selected by Ramius. Ramius commenced a consent solicitation, and on May 3, 2010 announced that it had delivered consents by stockholders owning more than 50% of our outstanding shares to remove directors Uzia Galil, James D. Meindl and Philip M. Young, and to elect Ramius nominees Jon S. Castor, Dale Fuller and Jeffrey C. Smith. Ramius’ announcement also stated that these proposals took effect upon Ramius’ delivery of the consents to us on March 3, 2011. Ramius has also nominated its slate of individuals for election to replace our Board of Directors at the 2011 annual stockholders’ meeting. Our business could be materially adversely affected by Ramius’ actions because:

•

responding to consent solicitations and proxy contests and other actions by activist stockholders is costly and time-consuming, and may disrupt our operations and divert the attention of management and our employees;

•

the uncertainty and negative publicity resulting from the activities of Ramius could make it more difficult for us to complete the CSR merger and can harm our ability to attract new employees, or retain current employees, and attract and retain customers, suppliers and business partners;

•

if individuals, including the Ramius nominees mentioned above, are elected to our Board of Directors and they have a specific agenda, it may harm our ability to effectively and timely implement our strategic plan, which could in turn harm our results of operation and financial condition.

These actions, and future announcements related to current or future actions by Ramius or other activist stockholders, could also cause our stock price to fluctuate.

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

Our proposed acquisition by CSR is subject to a number of conditions that must be satisfied prior to the closing of the merger. If we are unable to satisfy these conditions, the merger may not occur. Should the merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be harmed. During the pendency of the merger our business may be harmed and our stock price may be subject to significant fluctuations.

The merger Agreement contains a number of conditions that must be satisfied before the closing of the merger can occur. Many of these conditions are described under Note 13 If one or more of these conditions is not satisfied, and as a result, we do not complete the merger, or in the event the proposed merger is not completed or delayed for any other reason, our business may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed merger may require substantial commitments of their time and resources;

•	benefits that we expect to realize from the merger, such as the potentially enhanced strategic position of the combined company, would not be realized;

•	we may lose key employees;

•	our relationships with customers, partners and vendors may be harmed as a result of the merger as well as uncertainties with regard to our business and prospects;

•	certain costs related to the proposed merger, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed merger is completed;

•	under certain circumstances, if the proposed merger is not completed we may be required to pay a termination, or break-up, fee of up to $18 million to CSR; and

•	the market price of our common stock may decline if investors believe that the merger may not be completed.

Our stock price may also fluctuate significantly based on announcements by CSR, Ramius, us or other third-parties regarding the proposed merger and/or Ramius’ ongoing consent solicitation to replace certain of our directors, or based on market perceptions of the likely outcomes of these events. Such announcements may lead to perceptions in the market that the merger may not be completed, which could cause our stock price to fluctuate or decline.

The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, and it restricts us, without CSR’s prior written consent, from taking certain specified actions until the merger is completed or the merger agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with CSR that could be favorable to us and our stockholders. Further, we risk losing key employees due to the uncertainty posed by the proposed merger and the Ramius consent solicitation. Efforts are needed by our employees to ensure that during the pendency of the proposed merger we continue to execute on our business plan and strategy, including research and development work on new products; sales and marketing efforts relating to current marketed products, as well as the launch of new products; and management of relationships with important customers, suppliers and other stakeholders to avoid disruption in our business. Moreover, our customers, suppliers and vendors could reduce or eliminate their business with us due to the merger, which could harm our business, particularly if the merger is not completed.

Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock, particularly if the merger does not close.

Our officers and directors have certain interests in the merger that are different from, or in addition to, interests of our stockholders.

Our officers and directors have certain interests in the merger that are different from, or in addition to, interests of our stockholders. These interests include:

•	some of our executives may become entitled to receive severance benefits after the merger in the event of a qualifying termination of employment;

•

equity awards held by our directors that are unvested at the closing of the merger will accelerate upon the closing of the merger and may be exercised for an extended period of time after the such closing; and

•	certain of our executive officers may remain employed by, or serve on the Board of Directors of, the surviving corporation or be employed by CSR following the merger;

Our stockholders should be aware of these interests when considering our Board of Directors’ recommendation to adopt the merger agreement.

In certain instances, the merger agreement requires us to pay a termination fee to CSR. This potential payment could affect the decisions of a third party considering making an alternative acquisition proposal to the merger.

Under the terms of the merger agreement, we will be required to pay to CSR a termination fee of $12,200,000 if the merger agreement is terminated under certain circumstances. In addition, if we terminate the merger agreement prior to obtaining the approval of our stockholders to enter into a contract providing for a superior proposal in which all the consideration payable to our stockholders or Zoran is cash, we must pay CSR a termination fee of $18,000,000. These potential payments, as well as related provisions of the merger agreement regulating our conduct in connection with alternative acquisition proposals, could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or could deter a third party from making a competing acquisition proposal. In addition, if we were required to pay CSR a termination fee, our business, financial condition, results of operations and cash flows would be harmed.

Purported stockholder class action lawsuits have been filed against us and members of our Board of Directors challenging the merger, and such lawsuits could prevent or delay the consummation of the merger, result in substantial costs, or both.

Purported class action lawsuits are frequently filed in response to merger announcements. We and our Board of Directors are currently defending against several lawsuits in Delaware related to the proposed merger with CSR. See “Item 3—Legal proceedings” below.

Several plaintiff’s law firms have announced investigations of our company concerning possible breaches of fiduciary duty and other violations of law, and it is possible that one or more of these or other law firms could initiate additional litigation against us and/or our Board of Directors. These lawsuits may require us to incur substantial legal fees and expenses, could create additional uncertainty relating to the proposed merger and could be distracting to management.

For more information on each of the above risk factors related to the merger, stockholders are encouraged to review the merger agreement, which is filed as an exhibit to the Current Report on Form 8-K that we filed with the SEC on February 22, 2011

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2010 and December 31, 2010, the sale prices of our common stock, as reported on the Nasdaq Global Selected Market, ranged from a low of $6.18 to a high of $12.23. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

•	announcements concerning our business or that of our competitors or customers;

•	annual and quarterly variations in our operating results;

•	failure to meet our guidance or analyst estimates;

•	changes in analysts’ revenue or earnings estimates;

•	dissident stockholder actions

•	announcements of technological innovations by our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	loss of key personnel;

•	allegations that our intellectual property infringes that of others or adverse rulings in intellectual property or other litigation;

•	declining conditions in the semiconductor industry; and

•	developments in the financial markets.

From time to time, the stock market experiences extreme price and volume fluctuations that have particularly affected the market prices for semiconductor companies or technology companies generally and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may also reduce the future market price of our common stock.

Item 1B—Unresolved Staff Comments

None

Item 2—Properties

Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a lease that expires in September 2016. A significant portion of our research and development and engineering facilities and our administration operations are currently located in approximately 109,700 square feet of leased space in an industrial park in Haifa, Israel under a lease expiring in November 2016. We also lease facilities, primarily for sales, product development, and technical support, in Shenzhen, Shanghai and Hong Kong, China; Paris, France; Ingolstadt, Germany; Tokyo, Japan; Seoul, Korea; Burlington, Massachusetts; Taipei, Taiwan, Plano, Texas and Manchester, United Kingdom;. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space in each of the locations where we operate will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3—Legal Proceedings

See Note 7, “Commitments and contingencies” to Consolidated Financial Statements of this Form 10-K included in Item 8 of this report.

Item 4—(Removed and Reserved)

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ZRAN”.

The following table sets forth the high and low sales prices of our common stock, based on the last daily sale, as reported on The Nasdaq Global Select Market for the periods indicated:

	High	Low
2009
First Quarter	$9.04	$5.20
Second Quarter	$11.67	$8.75
Third Quarter	$12.00	$10.55
Fourth Quarter	$11.14	$8.82
2010
First Quarter	$12.23	$10.56
Second Quarter	$11.59	$8.95
Third Quarter	$9.78	$6.96
Fourth Quarter	$8.80	$6.18

As of December 31, 2010, there were 276 holders of record of our common stock.

We have never paid cash dividends on our capital stock. It is our present policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We repurchased 3,376,203 shares of our equity securities in 2010. The following is a summary of stock repurchase activities during 2010 (in thousands except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
May 1 to May 31, 2010	2,116	$9.48	2,116	$60,191
November 1 to November 30, 2010	800	$7.04	800	$54,559
December 1 to December 31, 2010	460	$6.98	460	$51,346

Total	3,376	$8.56	3,376

Item 6—Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$357,342	$380,081	$438,539	$507,361	$495,805
Gross profit(1)	186,035	183,584	209,531	271,079	269,545
Operating income (loss)	(40,644)	(36,781)	(216,037)	2,293	10,556
Net income (loss)	(47,636)	(32,958)	(215,727)	66,186	16,328
Basic net income (loss) per share	$(0.95)	$(0.64)	$(4.20)	$1.32	$0.34
Diluted net income (loss) per share	$(0.95)	$(0.64)	$(4.20)	$1.29	$0.33
Shares used to compute basic net loss per share	50,152	51,464	51,350	49,981	48,353
Shares used to compute diluted net loss per share	50,152	51,464	51,350	51,404	50,099

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments (see Note 4)	$261,266	$398,686	$358,527	$319,809	$296,229
Working capital	287,205	408,573	378,234	340,406	314,790
Total assets	507,389	552,456	572,447	820,332	676,630
Other long term liabilities	38,517	32,397	26,985	20,756	12,784
Accumulated deficit	(457,192)	(409,556)	(376,598)	(160,871)	(227,510)
Total stockholders’ equity	$401,478	$460,268	$479,410	$687,772	$583,997

(1)	Computed using total revenues less cost of hardware product revenues

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide integrated circuits, software and platforms for digital televisions, set-top boxes, broadband receivers (“silicon tuners”) and media players, digital cameras and printers, scanners and related Multi Function Peripherals (“MFP”). We sell our products to original equipment manufacturers that incorporate them into products for consumer and commercial applications

In 2009, our revenues were harmed by the poor macroeconomic environment which had the effect of reducing consumer spending. As a result of those macroeconomic conditions, we continued several cost containment programs including realigning our resources to focus on our key priorities, reducing investments in certain areas and scaling back travel, as well as other measures. In addition, we continued our focus on maintaining a strong balance sheet, and in particular, managing our cash and inventory balances very closely.

While the global economic downturn continues to affect consumer spending, we are seeing some indications that it may be stabilizing. In 2010, we saw growth in our digital camera product line as a result of increased demand for low to mid-range models. However, we also saw a significant reduction in the demand for our DTV and multimedia player products primarily due to loss of market share by our key customers resulting in reduced orders of our products. We were also impacted by one of our customers’ decision to add a second supplier, causing additional market share loss for us. As a result of these developments, we have taken certain restructuring activities such as discontinuing further investment in our multimedia player products and closing our Sweden office to reduce our operating expenses to right size the business and maintain a strong balance sheet.

Revenues

We derive most of our revenues from the sale of our integrated circuit and system-on-a-chip (“SOC”) products. Historically, average selling prices for our products, consistent with average selling prices for products in the semiconductor industry generally, have decreased over time. Average selling prices for our products have fluctuated substantially from period to period, reflecting changes in our mix of product sold and transitions from low-volume to high-volume production. In the past, we have periodically reduced the prices of some of our products in order to better penetrate the consumer market. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further declines in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty.

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

Income Taxes

Our global effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses as our statutory tax rate varies significantly by jurisdiction. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. Our 2010 tax expense also includes the cost of recording a valuation allowance on our California deferred tax assets as it is no longer more likely than not that we will receive a future benefit from those assets. In addition, in certain foreign jurisdictions, we continue to record a valuation allowance on the portion of those deferred tax assets for which future income is uncertain. The determination of when to record or remove a valuation allowance is decided for each jurisdiction separately. We rely primarily on an analysis of cumulative earnings or losses and projected future earnings or losses. It is possible that we will remove or record a valuation allowance in the near future dependent primarily on the actual and projected results in each jurisdiction.

Our Israeli subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2017 and 2029, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2012.

Acquisition

On November 30, 2010 (the “closing date”), we completed the acquisition of Microtune, a receiver solutions company that designs and markets advanced radio frequency (“RF”) and demodulator electronics for worldwide customers based in Plano, Texas. We acquired Microtune, among other things, to enhance its position in the core markets it serves and expand its worldwide presence, improving its ability to serve its customers as a single point-of-service provider. Under the terms of the acquisition agreement dated September 7, 2010, we acquired all outstanding shares of Microtune’s common stock at $2.92 per share for a total payment of $159.2 million in cash. In addition, we converted each outstanding Microtune’s restricted stock units to 0.42 shares of our restricted stock units. Upon completion of the acquisition, Microtune was integrated into our consumer segment.

The transaction is accounted for consistent with the provisions of ASC 805 “Business Combinations”. We retained an independent appraiser to assist management in determining the fair value of assets and liabilities acquired. The estimated fair values are preliminary and represent management’s best estimate of fair value as of the closing date. The consideration of $161.2 million paid by us exceeds the estimated fair value of the acquired net assets of $145.3 million, resulting in goodwill of $15.9 million.

Following the completion of the acquisition, results of operations of Microtune have been included in our consolidated financial statements. Accordingly, our results of operations for the year ended December 31, 2010 reflect Microtune’s operations since December 1, 2010 while our results of operations for the years ended December 31, 2009 and 2008 reflected only Zoran’s historical operations.

Segments

Our products consist of application-specific integrated circuits, or ASICs and SOC products. We also license certain software and other intellectual property. We have two reporting segments—Consumer and Imaging. The Consumer group provides products for use in multimedia player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

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

The Company has two reportable segments—Consumer and Imaging. Impairment is tested at the reporting unit level which is one level below the reportable segments. The first step (“Step 1”) is performed by comparing the reporting unit’s carrying amount, including goodwill and intangible assets, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill and intangible assets is considered impaired and a second step (“Step 2”) is performed to measure the amount of impairment loss, if any. Step 2 is performed by calculating the implied fair value of goodwill and intangible assets and comparing the implied fair value to the carrying amount of goodwill and intangible assets. If the implied fair value of goodwill and intangible assets is lower than the carrying amount, an impairment loss is recognized equal to the difference.

In 2008, we determined that goodwill and intangible assets related to our reporting units in the Consumer segment were fully impaired and recorded a $167.6 million impairment charge. In 2010 and 2009, we performed our annual goodwill and intangible assets impairment analysis as of September 30, 2010 and 2009, respectively. Based on the analyses, we have determined that the fair value of the Imagining segment exceeded its carrying amount and concluded that goodwill and intangible assets were not impaired at that date. On November 30, 2010, we completed the acquisition of Microtune which resulted in an increase of goodwill of $15.9 million and an increase in purchased intangible assets of $33.8 million. See Note 6 to Consolidated Financial Statements for a detailed description.

•

We account for stock-based compensation under authoritative accounting guidance for share-based payment. We determine the fair value of stock-based payment using the Black-Scholes option-pricing model that we use was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of underlying stock. Our expected stock price volatility assumption was determined using the historical volatility of our common stock. We determined that historical volatility reflects market conditions and is a good indicator of future volatility. Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. See Notes 1 and 8 to Consolidated Financial Statements for a detailed description.

•

We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. We accrue for contingent liabilities when we determine that it is probable that a liability has been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. See Note 7 to Consolidated Financial Statements, “Commitments and Contingencies”, for a detailed description.

•

We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on our ability to generate sufficient future taxable income. The retention of our valuation allowance in certain foreign jurisdictions in 2010 and the recording of a valuation allowance on our California deferred tax assets was determined in accordance with the provisions of ASC 740 “Income Taxes” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Recent operating results and continuing uncertainty about projected income represent sufficient negative evidence that we continue to believe that it is more likely than not that some of our deferred tax assets will not be realized and accordingly, a valuation allowance was recorded against those assets.

•

We recognize and derecognize uncertain tax positions using a more likely than not threshold. We recognize the amount of tax benefit that has a more likely than not potential of success upon settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We record liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. We are currently under a tax audit in Israel for tax years 2005 through 2008 and the California Franchise Tax Board for tax years 2005 and 2006. We believe that we have adequately provided for any potential assessments associated with these audits. It is probable that these two audits will settle during 2011 and the amount of our liability for unrecognized income tax benefits will change to reflect those settlements. In addition, our income tax expense could be affected as other events occur, income tax audits conclude or statutes of limitations expire. We cannot estimate at this time the range of possible variations in our tax expense. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

•

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. The Company uses observable market prices for comparable instruments to value its fixed income securities.

•

Level 3—Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We had no assets or liabilities utilizing Level 3 inputs as of December 31, 2010 and had utilized Level 3 inputs for the Auction Rate Securities (“ARS”) held as of December 31, 2009.

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

We recorded $0, $302,000 and $0 other-than-temporary impairment (“OTTI”) charges on our available-for-sale securities in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, our cumulative unrealized gains, net of tax, related to our investments classified as available-for-sale was approximately $1.5 million and $2.6 million, respectively. These unrecognized gains could be recognized in the future if our other-than-temporary assessment changes.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	Years ended December 31,
	2010	2009	2008
Revenues:
Hardware product revenues	87.3%	88.1%	86.6%
Software and other revenues	12.7%	11.9%	13.4%

Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Cost of hardware product revenues	47.9%	51.7%	52.2%
Research and development	32.4%	29.5%	26.9%
Selling, general and administrative	30.9%	28.4%	21.6%
Amortization of intangible assets	0.2%	0.1%	5.3%
Impairment of goodwill and intangible assets	—	—	38.2%
In-process research and development	—	—	5.1%

Total costs and expenses	111.4%	109.7%	149.3%

Operating loss	(11.4)%	(9.7)%	(49.3)%
Interest and other income , net	2.1%	2.5%	2.9%

Loss before income taxes	(9.3)%	(7.2)%	(46.4)%
Provision for income taxes	4.0%	1.5%	2.8%

Net Loss	(13.3)%	(8.7)%	(49.2)%

Supplemental Operating Data:
Product gross margin	45.1%	41.3%	39.7%

The following table summarizes selected consolidated statement of operations data and changes from period to period (dollars in thousands, except for percentages):

	Year ended December 31,		Change
	2010	2009	$	%
Revenues:
Hardware product revenues	$312,138	$334,895	$(22,757)	(6.8)%
Software and other revenues	45,204	45,186	18	0.0%

Total revenues	357,342	380,081	(22,739)	(6.0)%

Cost and expenses:
Cost of hardware product revenues	171,307	196,497	(25,190)	(12.8)%
Research and development	115,697	112,189	3,508	3.1%
Selling, general and administrative	110,257	107,742	2,515	2.3%
Amortization of intangible assets	725	434	291	67.1%

Total costs and expenses	397,986	416,862	(18,876)	(4.5)%

Operating loss	(40,644)	(36,781)	(3,863)	*
Interest and other income, net	7,308	9,423	(2,155)	(22.4)%
Provision for income taxes	14,300	5,600	8,700	*

Net loss	$(47,636)	$(32,958)	$(14,678)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	54.9%	58.7%
* not meaningful
	Year ended December 31,		Change
	2009	2008	$	%
Revenues:
Hardware product revenues	$334,895	$379,823	$(44,928)	(11.8)%
Software and other revenues	45,186	58,716	(13,530)	(23.0)%

Total revenues	380,081	438,539	(58,458)	(13.3)%

Cost and expenses:
Cost of hardware product revenues	196,497	229,008	(32,511)	(14.2)%
Research and development	112,189	117,948	(5,759)	(4.9)%
Selling, general and administrative	107,742	94,562	13,180	13.9%
Amortization of intangible assets	434	23,096	(22,662)	(98.1)%
Impairment of goodwill and intangible assets	—	167,579	(167,579)	*
In-process research and development	—	22,383	(22,383)	*

Total costs and expenses	416,862	654,576	(237,714)	(36.3)%

Operating loss	(36,781)	(216,037)	179,256	*
Interest and other income, net	9,423	12,589	(3,166)	(25.1)%
Provision for income taxes	5,600	12,279	(6,679)	*

Net loss	$(32,958)	$(215,727)	$182,769	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	58.7%	60.3%

*	not meaningful

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Hardware product revenues for 2010 were $312.1 million compared to $334.9 million for 2009. Hardware product revenues decreased $27.9 million, or 8.6%, in the Consumer segment, partially offset by an increase of $5.2 million, or 44.2%, in the Imaging segment. Within the Consumer segment, hardware product revenues for DTV products decreased by $51.3 million, or 37.4%, and hardware product revenues for Multimedia Player products decreased by $16.2 million, or 30.4%. The decrease was partially offset by an increase of $34.2 million, or 25.7%, in hardware product revenue for Mobile products and $5.4 million in hardware product revenue we acquired through the Microtune acquisition. Total units shipped for DTV products decreased by 15.0% compared to the prior year. The decrease was due to loss of market share by our key customers and softness in the U.S. DTV market in the second half of the year. We were also impacted by the decision of one of our customers to add a second source supplier, causing additional market share loss for us. In addition, there continues to be price erosion in the DTV market. As a result, average selling prices for DTV products decreased by 26.4% in 2010 compared to 2009. Total units shipped for Multimedia Player products decreased by 32.4% compared to the prior year. Due to the weakening demand and the poor industry fundamentals, we have discontinued further investments in Multimedia Player products and reduced our headcount, which should enable us to harvest end-of-life revenues and be profitable in this business segment in 2011. Our strategy to address all ranges of the mobile market from the value segment to the very high end, including DVC, has resulted in an increase of 36.5% in total units shipped for Mobile products in 2010 compared to 2009. The increase in Imaging product revenue was primarily due to a 16.5% increase in total units shipped in 2010 compared to 2009 and 23.7% increase in average selling price due to product mix shift.

Software and other revenues remained consistent with the prior year as we maintained a consistent customer base.

Cost of Hardware Product Revenues

Cost of hardware product as a percentage of hardware revenues decreased to 54.9% for 2010 from 58.7% for 2009. This decrease was primarily due to a change in overall product mix, including a reduction in the sale of lower margin DTV products compared to higher margin camera and imaging products, as well as improved costs for certain products.

Research and Development

Research and development expenses were $115.7 million for 2010 compared to $112.2 million for 2009. The increase of $3.5 million or 3.1% was primarily due to a $1.9 million increase resulting from the inclusion of Microtune’s operations beginning December 1, 2010, $1.4 million charge related to closing our Sweden office and our ongoing investments in research and development activities across various segments. Our research and development expense also fluctuates based on timing of mask sets and engineering wafers.

Selling, General and Administrative

Selling, general and administrative expenses were $110.3 million for 2010 compared to $107.7 million for 2009, resulting in an increase of $2.5 million or 2.3%. The increase was primarily due to various non-recurring expenses incurred in 2010 such as the acquisition of Microtune, restructuring and dissenting shareholder activities. The 2009 expense included an $11.8 million charge for the settlement of non-recurring intellectual property disputes.

Amortization of Intangible Assets

Amortization expense was $0.7 million for 2010 compared to $0.4 million in 2009. The increase was primarily due to amortization related to intangible assets acquired through the Microtune acquisition. At

December 31, 2010, we had approximately $33.7 million in net intangible assets acquired through the Microtune and Let It Wave acquisition, which we will continue to amortize through 2019.

Interest and Other Income, net

Interest and other income was $7.3 million for 2010 compared to $9.4 million for 2009. Interest income decreased by $2.7 million compared to the prior year. The decrease was primarily due to a lower investment balance compared to the prior year as a result of the Microtune acquisition and cash used in operating activities during 2010.

Provision for Income Taxes

The tax provision for the twelve months ended December 31, 2010 and 2009 was $14.3 million and $5.6 million, respectively. The tax provision for 2010 reflects the sum of the estimated tax expense in each of our profitable jurisdictions for their year to date profits, plus a deferred tax expense of $8.3 million for the recognition of a valuation allowance on our California deferred tax assets. Discrete items for 2010 were primarily benefits related to the filing of the 2009 domestic tax returns. The tax provision for 2009 reflects the estimated annual tax rate applied to the year to date net income for our profitable jurisdictions, adjusted for discrete items which are fully recognized in the period they occur.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Hardware product revenues for 2009 were $334.9 million, compared to $379.8 million for 2008. Hardware product revenues decreased $32.6 million or 9.2% in the Consumer segment and $12.3 million or 51.3% in the Imaging segment. Total units shipped for products in the Consumer segment decreased by 6.5% and the average selling price decreased by 2.9% compared to prior year. Within the Consumer segment, hardware product revenues for Mobile products decreased by $34.5 million or 20.6% and hardware product revenue for Multimedia Player products decreased by $12.7 million or 19.3%. Total units shipped for Mobile products decreased by 10.2% and average selling price decreased by 11.5% compared to prior year. Total units shipped for Multimedia Player products decreased by 9.6% and average selling price decreased by 10.7% compared to prior year. Partially offsetting the decrease in hardware product revenues for Mobile and Multimedia Player products was an increase in revenues for DTV products. Hardware product revenues for DTV products increased by $14.6 million or 11.9%. Total DTV product units shipped increased by 10.0% and the average selling price increased by 1.7% compared to 2008. The decrease in Imaging hardware product revenues was primarily due to a 60.6% decrease in unit shipments attributable to a decline in our Ink Jet business as well as an overall decline in demand as a result of the economic downturn. We believe that the recent worldwide recession has adversely affected the markets that our customers serve resulting in reduced unit shipments for some of our products during 2009 as indicated above. As the economy begins to improve, we believe that our revenue will grow in 2010 although there is uncertainty regarding the level of recovery that will occur in the near future.

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

Liquidity and Capital Resources

At December 31, 2010, we had $81.1 million of cash and cash equivalents and $180.2 million of short-term investments and $287.2 million of working capital.

Cash used in operating activities was $32.0 million during 2010. While we recorded a net loss of $47.6 million, this loss included non-cash items such as amortization of intangible assets of $0.7 million, depreciation of $6.1 million, stock-based compensation expense of $10.4 million and deferred income taxes of $13.6 million resulting in our net loss adjusted for non-cash items totaling $16.8 million. Cash flow from changes in assets and liabilities was due to increases in inventory by $9.4 million due to decrease in sales, prepaid expenses, other current assets and other assets by $3.3 million due to the timing of payments made and decrease in accounts payable, accrued expenses and other liabilities totaling $9.4 million due to timing of payments. These changes were partially offset by a decrease in accounts receivable of $8.2 million due to the timing of collections

Our investing activities generated cash of $46.1 million during 2010. Proceeds from sales and maturities of investments, net of purchases, of $178.5 million were offset by $125.8 million used for the acquisition of Microtune and $6.6 million used for purchases of property and equipment.

Cash used in financing activities was $22.3 million during 2010. Repurchases of common stock of $28.9 million under our Stock Repurchase Program was offset by $6.6 million of proceeds received from issuances of common stock through exercises of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Our operating activities generated cash of $1.5 million during 2009. While we recorded a net loss of $33.0 million, this loss included non-cash items such as amortization of intangible assets of $0.4 million, depreciation of $7.0 million, stock-based compensation expense of $11.6 million and a reduction in deferred income taxes of $2.2 million resulting in our net loss adjusted for non-cash items totaling $16.2 million. Cash flow from changes in assets and liabilities was insignificant and was due to decreases in accounts receivable by $0.8 million due to the timing of collections, inventory by $10.2 million due to lower levels based on reduced demand and prepaid expenses, other current assets and other assets by $7.6 million due to the timing of payments made. These changes were partially offset by a decrease in accounts payable, accrued expenses and other liabilities totaling $0.8 million due to timing of payments.

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

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of December 31, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases commitments(1)	$40,928	$7,526	$12,754	$12,094	$8,554
Purchase commitments(2)	44,233	43,728	505	—	—

Total	$85,161	$51,254	$13,259	$12,094	$8,554

(1)	We lease many of our office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2011 through fiscal year 2021.
(2)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.

The following is a summary of other long term liabilities, primarily related to certain contractual obligations as of December 31, 2010 (in thousands):

Other long-term liabilities	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Severance obligations, Israel (see Note 9)	$17,106	$—	$—	$—	$17,106
Income tax liability	13,364	—	13,364		—
Other employee related obligations	3,306	—	—	—	3,306
Deferred rent	2,054	—	717	836	501
Other	2,687	—	2,651	24	12

Total	$38,517	$—	$16,732	$860	$20,925

Other commitments

The above table does not reflect unrecognized tax benefits of $37.2 million as a disallowance of these items would be primarily reflected as an adjustment to our deferred tax assets and would not result in a significant impact on our cash balance. Refer to Note 11 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

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

Interest Rate Risk

We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies and certificate of deposits insured by FDIC. These investments are denominated in United States dollars. We do not maintain derivative financial instruments. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.

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

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of December 31, 2010 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We have direct exposure to foreign exchange rate fluctuations. We recorded exchange losses of $811,000 and exchange gain of $28,000 for the year ended December 31, 2010 and 2009, respectively. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

Currently, sales and supply arrangements with third-party manufacturers provide for pricing and payment primarily in United States dollars and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States dollar relative to other currencies would make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices as a condition to their continuing to do business with us.

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

Item 8—Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zoran Corporation

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Zoran Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Microtune, Inc., which was acquired on November 30, 2010 and whose financial statements constitute approximately 35 percent of net assets, 30 percent of total assets, 2 percent of revenues and 3 percent of loss before income taxes of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Microtune, Inc. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zoran Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance issued by the Financial Accounting Standards Board related to business combinations.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 4, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zoran Corporation

Sunnyvale, California

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of Zoran Corporation and its subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 26, 2009

ZORAN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$81,107	$89,318
Short-term investments	180,159	309,368
Accounts receivable, net of allowance for doubtful accounts of $478 and $478, respectively	22,815	21,997
Inventory	48,139	27,162
Prepaid expenses and other current assets	22,379	20,519

Total current assets	354,599	468,364
Property and equipment, net	16,959	12,456
Deferred income taxes	47,471	38,173
Other assets	34,535	28,631
Goodwill	20,144	4,197
Intangible assets, net	33,681	635

Total assets	$507,389	$552,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,158	$29,090
Accrued expenses and other current liabilities	42,236	30,701

Total current liabilities	67,394	59,791

Other long-term liabilities	38,517	32,397
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at December 31, 2010 and December 31, 2009; 48,966,696 shares issued and outstanding as of December 31, 2010; and 51,150,969 shares issued and outstanding as of December 31, 2009	49	51
Additional paid-in capital	857,154	867,139
Accumulated other comprehensive income	1,467	2,634
Accumulated deficit	(457,192)	(409,556)

Total stockholders’ equity	401,478	460,268

Total liabilities and stockholders’ equity	$507,389	$552,456

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Hardware product revenues	$312,138	$334,895	$379,823
Software and other revenues	45,204	45,186	58,716

Total revenues	357,342	380,081	438,539

Costs and expenses:
Cost of hardware product revenues	171,307	196,497	229,008
Research and development	115,697	112,189	117,948
Selling, general and administrative	110,257	107,742	94,562
Amortization of intangible assets	725	434	23,096
Impairment of goodwill and intangible assets	—	—	167,579
In-process research and development	—	—	22,383

Total costs and expenses	397,986	416,862	654,576

Operating loss	(40,644)	(36,781)	(216,037)
Interest income	6,731	9,429	13,760
Other income (expense), net	577	(6)	(1,171)

Loss before income taxes	(33,336)	(27,358)	(203,448)
Provision for income taxes	14,300	5,600	12,279

Net loss	$(47,636)	$(32,958)	$(215,727)

Based and diluted net loss per share	$(0.95)	$(0.64)	$(4.20)

Shares used to compute basic and diluted net loss per share	50,152	51,464	51,350

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2008	51,408	51	847,597	995	(160,871)	687,772
Issuance of common stock under employee stock plans	927	1	7,342	—	—	7,343
Proceeds from derivative lawsuit settlement	—	—	395	—	—	395
Repurchase of common stock	(1,164)	(1)	(10,011)	—	—	(10,012)
Stock-based compensation	—	—	13,106	—	—	13,106
Net loss	—	—	—	—	(215,727)	(215,727)	(215,727)
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(3,467)	—	(3,467)	(3,467)

Balance at December 31, 2008	51,171	51	858,429	(2,472)	(376,598)	479,410	(219,194)
Issuance of common stock under employee stock plans	980	1	6,817	—	—	6,818
Repurchase of common stock	(1,000)	(1)	(9,738)	—	—	(9,739)
Stock-based compensation	—	—	11,631	—	—	11,631
Net loss	—	—	—	—	(32,958)	(32,958)	(32,958)
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	5,106	—	5,106	5,106

Balance at December 31, 2009	51,151	$51	$867,139	$2,634	$(409,556)	$460,268	$(27,852)
Issuance of common stock under employee stock plans	1,192	2	6,558	—	—	6,560
Repurchase of common stock	(3,376)	(4)	(28,900)	—	—	(28,904)
Restricted stock units assumed through Microtune Acquisition	—	—	1,995	—	—	1,995
Stock-based compensation	—	—	10,362	—	—	10,362
Net loss	—	—	—	—	(47,636)	(47,636)	(47,636)
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(1,167)	—	(1,167)	(1,167)

Balance at December 31, 2010	48,967	$49	$857,154	$1,467	$(457,192)	$401,478	$(48,803)

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(47,636)	$(32,958)	$(215,727)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	6,106	6,933	7,977
Amortization of intangible assets	725	434	23,096
Stock based compensation expense	10,362	11,631	13,106
Impairment of goodwill and intangible assets	—	—	167,579
In-process research and development	—	—	22,383
Deferred income taxes	13,614	(2,247)	7,489
Realized gain on short-term investments, net	(1,331)	(39)	(115)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	8,196	848	35,375
Inventory	(9,387)	10,203	11,627
Prepaid expenses and other current assets and other assets	(3,266)	7,567	6,946
Accounts payable	(15,388)	(828)	(48,875)
Accrued expenses and other current liabilities and other long-term liabilities	6,025	(20)	(4,691)

Net cash provided by (used in) operating activities	(31,980)	1,524	26,170

Cash flows from investing activities:
Purchases of property and equipment	(6,595)	(3,758)	(5,651)
Purchases of investments	(172,245)	(198,706)	(219,482)
Sales and maturities of investments	350,748	182,536	237,270
Acquisition of Microtune net of cash acquired of $31,404	(125,795)	—	—
Acquisition of Let It Wave, net of cash acquired of $1,261	—	—	(22,767)

Net cash provided by (used in) investing activities	46,113	(19,928)	(10,630)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,560	6,818	7,738
Repurchase of common stock	(28,904)	(9,739)	(10,012)

Net cash used in financing activities	(22,344)	(2,921)	(2,274)

Net increase (decrease) in cash and cash equivalents	(8,211)	(21,325)	13,266
Cash and cash equivalents at beginning of period	89,318	110,643	97,377

Cash and cash equivalents at end of period	$81,107	$89,318	$110,643

Supplemental disclosures of cash flow information:
Other non-cash activities:
Assets acquired on credit	$—	$—	$10,714

Cash payments for income taxes, net of refund	$301	$1,267	$1,675

The accompanying notes are an integral part of these consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Zoran Corporation (“Zoran” or the “Company”) was incorporated in California in December 1981 and reincorporated in Delaware in November 1986. Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers (“OEMs”), in digital audio and video products for commercial and consumer markets, digital television applications and digital imaging products. Current applications incorporating Zoran’s products and IP include digital versatile disc, or multimedia players and recorders, digital cameras, broadband receivers, professional and consumer video editing systems, digital speakers and audio systems, applications that enable the delivery and display of digital video content through a set-top box or television as well as digital imaging products consisting of semiconductor hardware and software that enable users to print, scan, process and transmit documents to computer peripherals that perform printing functions. The Company has two reportable segments, Consumer group and Imaging group.

Principles of consolidation and basis of presentation

The Company reports its financial results on a calendar fiscal year. The consolidated financial statements include the accounts of Zoran and all of its subsidiaries including Microtune, Inc. (“Microtune”) which was acquired on November 30, 2010. Intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of these financial statements in conformity with generally accepted accounting principles in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Risks and uncertainties

The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: reliance on limited number of suppliers; general economic conditions; advances and trends in new technologies; competitive pressures; changes in the overall demand for its future products; acceptance of the Company’s products; litigation or claims against the Company based on intellectual property, patent, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Translation of foreign currencies

The majority of the Company’s purchasing and sales transactions are denominated in U.S. dollars, which is the functional currency of the Company and its subsidiaries. The Company has not experienced material gain or losses as a result of currency exchange rate fluctuations and has not engaged in hedging transactions to reduce its exposure to such fluctuations. The Company may take action in the future to reduce its foreign exchange risk. Monetary assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are remeasured at average rates during the period. Gains and losses arising from the translation of local currency financial statements are included in other expense, net. The Company recorded foreign currency translation gain (loss) of ($811,000), $28,000 and ($830,000) for each of the years ended December 31, 2010, 2009 and 2008, respectively.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue recognition

The Company’s policy is to recognize revenue from product sales upon shipment, provided that persuasive evidence of an arrangement exists, the price is fixed and determinable, collectibility is reasonably assured and legal title and risk of ownership has transferred. A provision for estimated future returns and potential warranty liability is recorded at the time revenue is recognized. Product returns and warranty expenses in 2010, 2009 and 2008, were immaterial. Development revenue under development contracts is recognized as the services are performed based on the specific deliverables outlined in each contract. Amounts received in advance of performance under contracts are recorded as deferred revenue and are recognized when the Company’s obligations have been met. Costs associated with development revenues are included primarily in research and development expenses. Revenue resulting from the licensing of the Company’s technology is recognized when significant contractual obligations have been fulfilled and the customer has indicated acceptance. The Company’s software license agreements typically include obligations to provide maintenance and other support over a fixed term and allow for renewal of maintenance services on an annual basis. Periodic service and maintenance fees which provide customers access to technical support and minor enhancements to licensed releases are recognized ratably over the service or maintenance period. Royalty revenue is recognized in the period licensed sales are reported to the Company which typically ranges between one month to one quarter in arrears. Revenue from software licenses is recognized when all revenue recognition criteria are met and, if applicable, when vendor specific objective evidence (“VSOE”) exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized based upon reports received from licensees during the period, unless collectibility is not reasonably assured, in which case revenue is recognized when payment is received from the licensee. Revenue from cancellation fees is recognized when cash is received from the customer.

Business Combinations

In December 2007, the FASB revised their guidance on business combinations. The new guidance requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the expensing of acquisition related transaction costs, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date and the recognition of changes in the acquirer’s income tax valuation allowance. Under the previous guidance, in-process research and development was expensed and acquisition costs were capitalized as part of the purchase price consideration. The new guidance was effective for us beginning January 1, 2009.

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

The Company holds marketable securities which are classified as available-for-sale and held-to-maturity. The available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, if any,

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included as accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses realized upon sales of all such securities are reported in other expense, net. At December 31, 2010 and 2009, the Company’s available-for-sale marketable securities included corporate debt, U.S. government securities, auction rate securities, foreign bonds, municipal bonds, marketable equity securities and certificate of deposits. See Note 4.

The Company’s held-to-maturity securities are comprised of certificate of deposits insured by FDIC. The carrying values of the held-to-maturity securities approximate fair value. At December 31, 2010 and 2009, the Company recorded $247,000 and $0 certificate of deposits as long term investment, respectively. The certificate of deposits recorded under long term investments will mature in 2012.

Other-than- temporary impairment

All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company recorded $302,000 other-than-temporary impairment (“OTTI”) charges on its available-for-sale securities in 2009. No OTTI was recorded in 2010 or 2008.

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

The following table summarizes the accounts receivable from significant customers representing 10% or more of the net accounts receivable balance:

	December 31,
	2010	2009
Percentage of Accounts receivable, net:
Customer A	15%	15%
Customer B	11%	13%
Customer C	11%	23%
Customer D	10%	13%
Customer E	*	10%

*	Accounts receivable for this customer was less than 10%

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory

Inventory is stated at the lower of standard cost which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. The Company writes down inventory to net realizable value based on forecasted demand and market conditions. Inventory write-downs are not reversed and permanently reduce the cost basis of the affected inventory until such inventory is sold or scrapped. The Company assesses the valuation of its inventory in each reporting period. Although the Company attempts to forecast future inventory demand, given the competitive pressures and cyclical nature of the semiconductor industry, there may be significant unanticipated changes in demand or technological developments that could have a significant impact on the value of the Company’s inventories and reported operating results.

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

Intangible Assets

Intangible assets consist primarily of customer relationships, developed technologies, in-process research and development and trade names were recorded in connection with the acquisitions of Oak Technology, Inc., Emblaze Semiconductor, Ltd., Oren Semiconductor, Inc., Let It Wave and Microtune. The net intangible assets as of December 31, 2010 and 2009 relate to Microtune and Let It Wave and are being amortized over the estimated useful lives of one to nine years.

The fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed (prior to fiscal 2010, in-process research and development was expensed at the acquisition date).

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income taxes

The Company follows the liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Realization of deferred tax assets is based on the Company’s ability to generate sufficient future taxable income. As of December 31, 2010, historical operating income and projected future profits represented sufficient positive evidence that the realization of $54.9 million of the Company’s deferred tax assets are more likely than not. In certain material jurisdictions, where future income is less certain, the company has recorded a valuation allowance against its deferred tax assets until such time as it is more likely than not that those assets will be realized.

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

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holiday benefits in certain jurisdictions, and the effectiveness of its tax planning strategies. The Company’s Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of the Company’s operations in Israel. The Company’s U.S. federal net operating losses expire at various times between 2017 and 2029, and the benefits from the Company’s subsidiary’s Approved Enterprise status expire at various times beginning in 2012.

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

Stock- based compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 718 Compensation-Stock Compensation, using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under share-based payments guidance were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after January 1, 2006, the Company recognized compensation expense based on the grant date fair value required share-based payments guidance. For these awards, the Company recognized compensation expense using a straight-line amortization method. As the share-based payments guidance requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the years ended December 31, 2010, 2009 and 2008 has been reduced for estimated forfeitures.

The following table summarizes stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the years ended December 31, 2010, 2009 and 2008 as recorded in accordance with share-based payments guidance (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of hardware product revenues	$360	$393	$401
Research and development	3,700	4,496	4,857
Selling, general and administrative	6,302	6,742	7,848

Total costs and expenses	$10,362	$11,631	$13,106

The income tax benefit for share-based compensation expense was $1.4 million, $1.3 million and $1.6 million for the year ended December 31, 2010, 2009 and 2008. The amount of stock-based compensation capitalized as inventory at December 31, 2010 and 2009 was immaterial.

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

The Consumer group provides products for use in multimedia players, standard and high definition digital television products, broadband receiver products, digital camera products and multimedia mobile phone products. The Imaging group provides products used in digital copiers, laser and inkjet printers as well as multifunction peripherals.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

The components of accumulated other comprehensive income (loss) as of December 31, 2010, 2009 and 2008 consisted of the unrealized gain (loss) on marketable securities, net of related taxes.

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In October, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. ASU 2009-13 modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that objective evidence of fair value exist for the undelivered elements. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company adopted this standard in January, 2011 which did not have a material impact on our financial statements.

In October, 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude arrangements that contain tangible products for which the software element is “essential” to the functionality of the tangible products. ASU 2009-14 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company adopted this standard in January, 2011 which did not have a material impact on our financial statements.

In April, 2010, the FASB issued Accounting ASU No. 2010-13, “Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-13”). ASU 2010-13 provides amendments to Topic 718 to further clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should classify such an award as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The company adopted this standard in January, 2011 which did not have a material impact on our financial statements.

In December, 2010, the FASB issued ASU No. 2010-29—Business Combination (Topic 805Disclosure of Supplementary Pro Forma Information for Business Combinations—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for the Company prospectively for business combinations for which the acquisition date is on or after January 1, 2011. Early adoption is permitted. The Company adopted this standard in January, 2011 which did not have a material impact on our financial statements.

In March, 2010, the FASB issued ASU No. 2010-11, “Derivative and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”). ASU 2010-11 provides amendments to Subtopic 815-15 to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. An entity must ensure that an impairment analysis of the investment has been performed before the initial adoption of the amendment in this update. This update is effective for fiscal quarter beginning after September 15, 2010. The adoption of this standard update did not have any impact on the Company’s consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACQUISITION

Microtune, Inc.

On November 30, 2010 (the “closing date”), the Company completed the acquisition of Microtune, a receiver solutions company that designs and markets advanced radio frequency (“RF”) and demodulator electronics for worldwide customers based in Plano, Texas. The Company acquired Microtune, among other things, to enhance its position in the core markets it serves and expand its worldwide presence, improving its ability to serve its customers as a single point-of-service provider. Under the terms of the acquisition agreement dated September 7, 2010, the Company acquired all outstanding shares of Microtune’s common stock at $2.92 per share for a total payment of $159.2 million in cash. In addition, the Company converted each Microtune’s outstanding restricted stock units to 0.42 shares of Zoran’s restricted stock units. Upon completion of the acquisition, Microtune was integrated into the Company’s consumer segment.

The transaction is accounted for consistent with the provisions of ASC 805 “Business Combinations” and the assets and liabilities acquired are recorded at their estimated fair values. The estimated fair values are preliminary and represent management’s best estimate of fair value as of the closing date. The consideration paid by the Company of $161.2 million exceeds the estimated fair value of the acquired net assets of $145.3 million, and purchased intangible assets of $33.8 million resulting in goodwill of $15.9 million.

Following the completion of the acquisition, the results of operations of Microtune have been included in our consolidated financial statements. Accordingly, our results of operations for the year ended December 31, 2010 reflect Microtune’s operations since December 1, 2010 while our results of operations for the year ended December 31, 2009 and 2008 reflected only Zoran’s historical operation.

The total purchase price for Microtune was approximately $161.2 million and was comprised of the following items (in thousands):

Acquisition of approximately 54.5 million shares of Microtune at $2.92 per share in cash	$159,194
Fair value of restricted stock units assumed	1,996

Total purchase price	$161,190

The following are the preliminary estimated fair value of assets acquired and liabilities assumed as of the closing date (in thousands):

Cash and cash equivalents	$31,404
Short term investments	49,758
Accounts receivable	9,014
Inventory	11,590
Goodwill	15,947
Intangible assets	23,070
In-process research and development	10,700
Deferred tax assets, net	21,415
Other assets	11,378
Accounts payable and other liabilities	(23,086)

Total purchase price	$161,190

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of intangible assets acquired in connection with the Microtune acquisition:

	Fair Value	Useful Life
	(In thousands)
Customer relationships	$15,000	7 years
Developed technologies	8,000	5 years to 9 years
Tradename	70	0.5 years

Total intangible assets subject to amortization	23,070
In-process research and development	10,700	N/A

Total intangible assets	$33,770

Customer relationships represent the fair values of the underlying relationships with Microtune’s customers. In-process research and development represents the fair values of incomplete Microtune research and development projects that had not reached technological feasibility as of the date of acquisition. Developed technology represents the fair values of Microtune products that have reached technological feasibility and are a part of Microtune’s product lines. Tradename represents the fair values of brand and name recognition associated with the marketing of Microtune’s products and services.

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Microtune as if the acquisition had occurred as of January 1, 2009:

	Year Ended December 31,
	2010	2009
Total revenue	$441,189	$454,651
Net loss	$45,573	$42,460
Basic and diluted loss per share	$0.91	$0.82

The pro forma financial information for all periods presented includes (1) amortization charges from acquired intangible assets of $4.2 million in 2010 and $4.9 million in 2009, (2) the estimated stock-based compensation expense related to the restricted stock-based awards assumed of $1.5 million for 2010 and 2009; (3) the elimination of historical stock-based compensation charges recorded by Microtune of $4.4 million in 2010 and $4.8 million in 2009, as a result of the cancellation of all outstanding options on the acquisition date; (4) the elimination of acquisition related costs of $9.0 million for 2010 and (5) the related tax benefit of $4.7 million in 2010 and $4.9 million in 2009 for such items. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of the Company.

The Company incurred acquisition related costs, including advisory, legal, valuation and other professional fees, of $4.1 million which were expensed in 2010.

Fiscal 2008 Acquisitions

Let It Wave

On June 12, 2008, the Company completed the acquisition of Let It Wave, a fabless development-stage semiconductor company based in Paris, France. Under the terms of the acquisition agreement, the Company acquired Let It Wave in an all-cash transaction valued at $24.0 million, including approximately $650,000 of transaction costs. The Company also agreed to make contingent payments up to $4.5 million in additional

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consideration, subject to the completion of certain milestones as well as continuous employment. The milestones were not achieved and thus there were no payments in relation to the milestones. All contingent payments have been completed as of December 31, 2010.

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

The in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly the amount allocated to in-process research and development was immediately expensed upon the acquisition date. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the projects once commercially viable, discounting the net cash flows back to their present value using a discount rate of 15%. This rate was based on the industry segment for the technology, nature of the products to be developed, relative risk of successful development, time-value of money, length of time to complete the project and overall maturity and history of the development team. As of December 31, 2010, there have been no material variations from the underlying assumptions that were used in the original computation of the value of the acquired entity.

NOTE 3—BALANCE SHEET COMPONENTS (in thousands)

	December 31,
	2010	2009
Accounts receivable:
Trade	$23,293	$22,475
Less: allowance for doubtful accounts(1)	(478)	(478)

	$22,815	$21,997

(1)	In 2009, the Company wrote off $7.8 million of a fully reserved accounts receivable balance.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009
Inventory:
Purchased parts	$17,184	$8,795
Work in process	11,924	5,065
Finished goods	19,031	13,302

	$48,139	$27,162

	December 31,
	2010	2009
Property and equipment:
Software	$18,755	$18,030
Machinery and equipment	17,303	12,340
Computer equipment	16,958	15,913
Building and leasehold improvements	8,145	8,036
Office furniture and fixture	4,895	4,527

	66,056	58,846
Less: accumulated depreciation and amortization	(49,097)	(46,390)

	$16,959	$12,456

	December 31,
	2010	2009
Accrued expenses and other liabilities:
Accrued payroll and related expenses	$22,304	$15,594
Income taxes payable	4,197	3,709
Deferred revenue	3,617	4,034
Accrued royalties	1,921	1,637
Other accrued liabilities	10,197	5,727

	$42,236	$30,701

	December 31,
	2010	2009
Other long term liabilities:
Severance obligations (See Note 9)	$17,106	$14,409
Income tax payable	13,364	11,823
Other employment related obligations	3,306	2,887
Deferred rent	2,054	1,693
Other long term liabilities	2,687	1,585

	$38,517	$32,397

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES

The Company’s portfolio of available for sale securities as of December 31, 2010 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$122,198	$2,301	$(24)	$124,475
U.S. government and agency securities	4,469	31	(1)	4,499
Foreign and municipal bonds	8,238	62	(23)	8,277
Certificate of deposits	41,913	7	—	41,920

Total fixed income securities	176,818	2,401	(48)	179,171
Publicly traded equity securities	1,091	16	(119)	988

Total available for sale securities	$177,909	$2,417	$(167)	$180,159

The Company’s portfolio of available for sale securities as of December 31, 2009 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$229,466	$4,480	$(391)	$233,555
U.S. government and agency securities	31,472	50	(8)	31,514
Foreign and municipal bonds	6,554	70	(2)	6,622
Certificate of deposits	1,750	—	(8)	1,742

Total fixed income securities	269,242	4,600	(409)	273,433
Publicly traded equity securities	1,092	—	(82)	1,010

Total available for sale securities	270,334	4,600	(491)	274,443
Auction rate securities (classified as trading securities)	34,925	—	—	34,925

Total available for sale and trading securities	$305,259	$4,600	$(491)	$309,368

The following table summarizes the maturities of the Company’s fixed income securities as of December 31, 2010 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$90,790	$91,507
Due in 1 to 2 years	57,049	58,284
Due in 2 to 5 years	28,979	29,380

Total fixed income securities	$176,818	$179,171

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the maturities of the Company’s fixed income securities as of December 31, 2009 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$78,871	$79,924
Due in 1 to 2 years	103,967	105,732
Due in 2 to 5 years	86,404	87,777
Greater than 5 years*	34,925	33,175

Total fixed income securities including auction rate securities	$304,167	$306,608

*	Comprised of auction rate securities (“ARS”) with UBS, which have reset dates of 90 days or less but final expiration dates over 5 years.

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

On July 1, 2010, the Company exercised its right and redeemed its entire ARS at par value.

The following table shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$8,957	$(24)	$—	$—	$8,957	$(24)
U.S. government and agency securities	999	(1)	—	—	999	(1)
Foreign and municipal bonds	4,009	(23)	—	—	4,009	(23)

Total fixed income securities	13,965	(48)	—	—	13,695	(48)
Publicly traded equity securities	—	—	48	(119)	48	(119)

Total available for sale securities	$13,965	$(48)	$48	$(119)	$14,013	$(167)

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest income on cash and marketable securities was $6.7 million, $9.4 million and $13.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The Company holds its marketable securities as trading and available-for-sale and marks them to market. The Company expects to realize the full value of all its marketable securities upon maturity or sale, as the Company has the intent and believes it has the ability to hold the securities until the full value is realized. However, the Company cannot provide any assurance that its invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company to record an impairment charge that could adversely impact its financial results.

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

•

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. The Company uses observable market prices for comparable instruments to value its fixed income securities.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Level 3—Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company had no assets or liabilities utilizing Level 3 inputs as of December 31, 2010 and had utilized Level 3 inputs for the Auction Rate Securities (“ARS”) held as of December 31, 2009.

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Total
Corporate notes and bonds	$—	$124,475	$124,475
U.S. government and agency securities	—	4,499	4,499
Foreign and municipal bonds	—	8,277	8,277
Certificates of deposit	—	41,920	41,920

Total fixed income securities	—	179,171	179,171
Publicly traded equity securities	988	—	988

Total	$988	$179,171	$180,159

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

Public traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When other observable market data is not available, the Company relies on non-binding quotes from an independent broker. Non-binding quotes are based on proprietary valuation models. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the broker and statistically supported models. The types of instruments valued based on other observable inputs include corporate notes and bonds, U.S. Government agency securities, foreign municipal bonds and certificate of deposits. We reviewed our financial and non-financial assets and liabilities for 2010 and 2009 and concluded that there were no material impairment charges needed.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2009, the Company held ARS with a par value of $34.9 million. The Company’s ARS were high grade, long-term debt instruments backed by student loans which are guaranteed by the United States government. All of the Company’s ARS had credit ratings of AAA or AA, and none were mortgage-backed debt obligations. The Company also held Series C-2 Auction Rate Securities Rights (“ARS Rights”) that entitled the Company to sell its eligible ARS to UBS or its affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, UBS or its affiliates had the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time during a two-year period beginning June 30, 2010. On July 1, 2010, the Company exercised its right and redeemed the remaining ARS at par value.

The enforceability of the ARS Rights resulted in a put option and was recognized as a free standing asset separate from the related ARS. The Company measured the ARS Rights at fair value under the Financial Instruments-Overall-Scope Section of ASC, which permitted an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the related ARS. As a result, unrealized gains and losses were included in earnings. The Company exercised its right and redeemed the ARS on July 1, 2010.

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ARS Rights
Balance at January 1, 2009	$55,775	$2,000
Total gains or losses (realized/unrealized):	250	(250)
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(22,850)	—
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2009	33,175	1,750
Total gains or losses (realized/unrealized):	1,750	(1,750)
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements	(34,925)	—
Transfers in and/or out of Level 3	—	—

Balance at December 31, 2010	$—	$—

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company conducted its annual impairment test of goodwill as of September 30, 2010. The Company has two reportable segments—Consumer and Imaging. Impairment is tested at the reporting unit level which is one level below the reportable segments. Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performed to measure the amount of an impairment loss. The fair values of the reporting units were estimated using the expected present value of future cash flows. The total of all reporting unit fair values was also compared to the Company’s market capitalization plus a control premium for reasonableness. The Company utilized a cash flow forecast of 3 years, discount rate of 33% and terminal value growth rates of 5%. There were no triggering events or indicators of impairment during the fourth quarter of 2010 that would lead us to believe goodwill had been impaired as of December 31, 2010.

As of September 30, 2010, the Company determined that the fair value of its Imaging segment reporting unit exceeded the carrying value and therefore no goodwill impairment charge was recorded. In the fourth quarter of 2010, the Company reviewed the significant assumptions and key estimates used in the September 30, 2010 impairment analysis and concluded the judgments used in the analysis remained appropriate and no impairment charges needed to be booked as of December 31, 2010.

On November 30, 2010, the Company completed the acquisition of Microtune which resulted in an increase in goodwill of $15.9 million and an increase in purchased intangible assets of $33.8 million. As of December 31, 2010, there were no triggering events or indictors of impairment that would lead the Company to believe goodwill and intangible assets should be impaired.

In 2009, the Company determined that the fair value of its Imaging segment reporting unit exceeded the carrying value and therefore no goodwill impairment charge was recorded.

In 2008, The Company conducted its annual impairment test of goodwill as of September 30, 2008 assumed a cash flow period of 10 years, long-term annual growth rate of 9% to 13%, discount rates of 33% to 38% and terminal value growth rates of 5%. As a result of this test, the Company determined that the carrying amounts for both of the Consumer segment reporting units exceeded their fair values and recorded a goodwill impairment charge of approximately $164.5 million and an impairment charge for purchased technology, customer base, tradename and other intangibles of $3.1 million in 2008. The impairment charge was primarily due to a decrease in valuation based on a decline in the Company’s business forecasts as a result of the current economic downturn as well as a significant decline in the Company’s stock value over the last two quarters due to the global financial crisis at that time.

Components of Goodwill (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Impairment	Net Balance	Gross Carrying Amount	Accumulated Impairment	Net Balance
Goodwill	$184,638	$(164,494)	$20,144	$168,691	$(164,494)	$4,197

Changes in the carrying amount of goodwill for the year ended December 31, 2009 and 2010 are as follows (in thousands):

	Imaging	Consumer
Balance at January 1, 2008	$4,197	$164,494
Impairment of goodwill	—	(164,494)

Balance at December 31, 2008	4,197	—
Impairment of goodwill	—	—

Balance at December 31, 2009	4,197	—
Addition in connection with the acquisition of Microtune.	—	15,947
Impairment of goodwill	—	—

Balance at December 31, 2010	$4,197	$15,947

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Acquired Intangible Assets (in thousands):

		December 31, 2010			December 31, 2009
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$201,132	$(193,231)	$7,901	$193,132	$(193,132)	$—
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	28,572	(13,751)	14,821	13,572	(13,572)	—
Tradename and others	1-5	4,301	(4,042)	259	4,231	(3,596)	635

Total intangible assets subject to amortization		274,270	(251,289)	22,981	251,200	(250,566)	635

In-process research and development	N/A	10,700	—	10,700	—	—	—

Total		$284,970	$(251,289)	$33,681	$251,200	$(250,566)	$635

Estimated future intangible amortization expense, excluding in-process research and development, based on current balances, as of December 31, 2010 is as follows (in thousands):

Year ending December 31, 2011	$5,324
Year ending December 31, 2012	4,933
Year ending December 31, 2013	4,933
Year ending December 31, 2014	4,620
Year ending December 31, 2015	1,155
Thereafter	2,016

Total future amortization	$22,981

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company accrues for contingent liabilities when it determines that it is probable that a liability has been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position, results of operations or cash flows of the Company.

Lease commitments

The Company rents facilities under various lease agreements expiring through 2021. Rent expense for 2010, 2009 and 2008 totaled approximately $7.6 million, $7.4 million and $7.5 million, respectively. Future minimum lease payments required under non-cancelable agreements at December 31, 2010 are as follows (in thousands):

Year ending December 31,	Amount
2011	$7,526
2012	6,522
2013	6,232
2014	6,246
2015	5,848
Thereafter	8,554

Total	$40,928

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal proceedings

Xpoint Technologies, Inc. v. Zoran Corporation

On September 18, 2009, Xpoint Technologies, Inc. filed an amended complaint against the Company and 43 other defendants in the United States District Court for the District of Delaware. The complaint alleges that the Company’s manufacture and sale of digital camera processors, including its Coach 9, Coach 10 and Coach 12 lines of processors, infringe one or more of the claims of United States Patent No. 5,913,028. Since filing the amended complaint, Xpoint has also identified the Company’s Coach 8 processor as an additional allegedly infringing product. The complaint seeks unspecified damages, a preliminary and permanent injunction against further infringement, a finding of willful infringement, enhanced damages, attorneys’ fees and costs. The Company filed an answer and a counterclaim. The Company’s counterclaim seeks an order declaring that it did not infringe the patent and that the patent is invalid. The case is in its early stages. The parties are currently engaged in discovery, and the Company’s potential loss, if any, is not reasonably estimable at this time. The Company intends to vigorously defend itself against the allegations made by Xpoint in this lawsuit. However, the Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company’s Common Stock.

Advanced Processor Technologies LLC v. Analog Devices, Inc., et al.

On January 18, 2011, Advanced Processor Technologies LLC (“APT”) filed a complaint against the Company and eight other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company and each of the other defendants manufactures, uses, sells, imports, and/or offers for sale data processors with memory management units (“MMUs”), or products containing such devices, that directly infringe one or more of the claims of United States Patent No. 6,047,354 and that products of the Company and certain of the other defendants also directly infringe one or more of the claims of United States Patent No. 5,796,978. The complaint does not specify which of the Company’s products allegedly infringe the APT patents. The complaint seeks unspecified damages for past infringement and either a permanent injunction against future infringement or the award of a reasonable royalty for such infringement. Pursuant to a stipulation, the Company will respond to the complaint on or before April 15, 2011. The case is in its preliminary stages, and discovery has not yet commenced. Accordingly, the Company’s potential loss, if any, is not reasonably estimable at this time. The Company intends to vigorously defend itself against the allegations made by APT in this lawsuit. However, the Company cannot provide any assurance that the ultimate outcome of the action will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company’s Common Stock.

Litigation Related to the Merger

On February 23, 2011, a purported class action lawsuit was filed in Delaware Chancery Court by Judy Kauffman Goldstein, an alleged stockholder of Zoran Corporation (“Zoran”) who seeks to represent a class comprised of Zoran stockholders. The complaint in this action (the “Goldstein complaint”) names as defendants Zoran, each member of Zoran’s board of directors, CSR plc (“CSR”) and Zeiss Merger Sub, Inc. (“Zeiss”). The Goldstein complaint alleges that the director defendants breached fiduciary duties assertedly owed to Zoran and its stockholders by entering into the merger agreement with CSR that was announced on February 22, 2011; that CSR and Zeiss aided and abetted the alleged breaches of fiduciary duty; and that if the merger is allowed to proceed, the stockholders will suffer damages because their shares will be acquired for less than their actual value. The plaintiff seeks an order of the Court certifying the action as a class action; rescinding the merger and/or preliminarily enjoining the defendants from consummating the merger; enjoining the defendants from taking any further action to interfere with a consent solicitation previously commenced by Ramius Value and Opportunity Master Fund Ltd. (“Ramius”); and/or awarding damages, attorney’s fees and costs.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 25, 2011, a second purported class action was filed in the same court by Lawrence Zucker, an alleged stockholder of Zoran, who seeks to represent the same purported class. The complaint in this action (the “Zucker complaint”) names as defendants the members of Zoran’s board of directors and Zoran. The allegations contained in the Zucker complaint are largely similar to the allegations contained in the Goldstein complaint, except that the Zucker complaint also alleges that Zoran aided and abetted alleged breaches of fiduciary duty by the director defendants; does not name CSR or Zeiss as defendants; and does not allege that CSR or Zeiss aided or abetted any alleged breaches of fiduciary duty. The plaintiff seeks similar relief to that sought in the Goldstein complaint, except that the Zucker complaint does not seek any relief with respect to the Ramius consent solicitation.

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

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matter described above. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During 2010, 2009 and 2008 the Company incurred $1.1 million, $11.8 million and $0 of costs, respectively, in connection with settlement of disputes.

NOTE 8—STOCKHOLDERS’ EQUITY

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

2005 Equity Incentive Plan

The 2005 Equity Incentive Plan (the “2005 Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1993 Stock Option Plan, which expired in 2003, and the 2000 Nonstatutory Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Plan in July 2005. A total of 10,656,663 shares of the Company’s common stock are authorized for issuance pursuant to awards granted under the 2005 Plan. Such awards may include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred stock units and other stock-based or cash-based awards. The 2005 Plan is administered by the Compensation Committee or other committee or subcommittee of the Board of Directors or by the Board of Directors and has a term of 10 years. Employees and consultants of Zoran and its subsidiaries and other affiliates are eligible to participate in the 2005 Plan.

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Except with respect to 5% of the number of shares authorized under the 2005 Plan, awards of restricted stock, restricted stock units, performance shares, performance units and other full value awards granted under the 2005 Plan generally must have service-based vesting schedules of at least three years or a performance period of at least 12 months. However, restricted stock or restricted stock units issued pursuant to a stockholder-approved option exchange program which vest based on service must have a vesting schedule of at least two years. Performance share and performance unit awards vest to the extent that pre-established performance goals based on one or more measures of business and financial performance authorized by the 2005 Plan are attained during a performance period established by the Compensation Committee. The Company has not issued any performance based awards for each of the periods ended December 31, 2010, 2009 and 2008, respectively. The grant or vesting of other types of awards under the 2005 Plan may similarly be based on the attainment of one or more such performance goals. The 2005 Plan provides that the number of shares remaining available for issuance will be reduced by 1.61 shares for each one share of Zoran common stock subject to a full value award granted under the 2005 Plan.

At December 31, 2010, 4,980,341 shares of the Company’s common stock were available for the grant of stock options and other awards under the 2005 Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

2005 Outside Directors Equity Plan

The 2005 Outside Directors Equity Plan (the “2005 Directors Plan”) was adopted by the Board of Directors in May 2005 and replaced the 1995 Outside Directors Stock Option Plan, which was terminated by the Board of Directors upon stockholder approval of the 2005 Directors Plan in July 2005. Such awards may include stock options, stock appreciation rights, restricted stock units and deferred stock units. The 2005 Directors Plan is generally administered by the Board of Directors and has a term of 10 years. Participation in the 2005 Directors Plan is limited to non-employee members of the Zoran Board of Directors (“outside directors”). The 2005 Directors Plan provides that the number of shares remaining available for issuance will be reduced by 1.61 shares for each one share of Zoran common stock subject to a full value award granted under the 2005 Directors Plan.

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

At December 31, 2010, 615,000 shares of the Company’s common stock were available for the grant of the options and other awards under the 2005 Directors Plan, subject to the provisions described above that reduce the number of shares available for full value awards.

Microtune Amended and Restated 2000 Stock Plan and 2010 Stock Plan

The Company issued 1,356,634 shares of restricted stock units upon settlement of restricted stock units that were granted under the Microtune, Inc. 2010 Stock Plan and the Amended and Restated Microtune, Inc. 2000 Stock Plan (“Microtune Plans”) and assumed by the Company in connection with the acquisition (Note 2).

At December 31, 2010, no additional shares can be granted under the Microtune Plans.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008. The weighted average exercise price for each category presented is also shown in the table below:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Balances, January 1, 2008	7,703,071	$17.92
Granted	1,519,780	$13.95
Exercised	(113,017)	$7.50
Canceled	(809,784)	$21.37

Balances, December 31, 2008	8,300,050	$17.00
Granted	1,277,670	$8.82
Exercised	(81,558)	$8.79
Canceled	(2,439,150)	$18.30

Balances, December 31, 2009	7,057,012	$15.17
Granted	1,078,580	$9.86
Exercised	(39,345)	$9.24
Canceled	(506,516)	$19.88

Balances, December 31, 2010	7,589,731	$14.13

Significant option groups outstanding as of December 31, 2010 and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)	Shares Underlying Options at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate intrinsic value (‘000)
$ 0.00 to $ 9.99	2,246,101	7.99	$8.94	$785	708,085	5.96	$8.04	$611
$10.00 to $11.99	935,845	4.46	$10.54	—	838,588	3.89	$10.58	—
$12.00 to $14.99	2,252,187	5.19	$13.91	—	1,885,975	4.79	$13.86	—
$15.00 to $19.99	947,267	4.10	$17.95	—	921,301	4.06	$17.90	—
$20.00 to $99.99	1,208,331	3.00	$23.95	—	1,205,053	2.99	$23.95	—

Total	7,589,731	5.44	$14.13	$785	5,559,002	4.29	$15.48	$611

Of the 7,589,731 stock options outstanding as of December 31, 2010, the Company estimates that 7,424,124 shares will fully vest over the remaining contractual term. As of December 31, 2010 these vested and expected to vest options had a weighted average remaining contractual life of 5.36 years, weighted average exercise price of $14.22 and aggregate intrinsic value of $775,000.

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $4.91, $4.55 and $7.19 per share, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.80 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of December 31, 2010 was 264,000.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of options exercised during the year ended December 31, 2010 was $73,000. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2010 was approximately $364,000. The Company recognized a cost of $424,000 and $385,000 due to the shortfall in tax deductions for options exercised during 2010 and 2009, respectively, when compared with the GAAP estimate of future tax benefit. There was no cost or excess tax benefit realized by the Company in 2008 for option exercises.

As of December 31, 2010, the Company had $13.7 million of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated weighted period of 2.42 years.

The Company settles employee stock option exercises with newly issued common shares.

The Company estimated the fair value of stock options using the Black-Scholes option pricing model using the following weighted-average assumptions:

	Stock Option Plans			Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Average expected term (years)	5.6	5.6	5.5	1.25	1.25	1.29
Expected volatility	52%	55%	54%	54%	56%	54%
Risk-free interest rate	2.2%	2.2%	2.8%	1.1%	1.4%	2.1%
Dividend yield	0%	0%	0%	0%	0%	0%

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

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company accounted for the exchange as a modification under ASC 718. The incremental compensation cost of the restricted stock units on December 10, 2009, the date of cancellation, was measured as the excess of the fair value of the restricted stock units over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 512,038 restricted stock units was approximately $889,000. The unrecognized compensation costs of the 1,792,097 options cancelled were $3.1 million. The fair value of the restricted stock units was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the restricted stock units on December 10, 2009, the date of the cancellation. The total fair value of the restricted stock unit awards on December 10, 2009 will be amortized over the service period of the restricted stock unit awards.

Restricted Shares and Restricted Stock Units

The Company adopted the Microtune’s amended and restated 2000 stock plan and 2010 stock plan in connection with the acquisition. Restricted shares and restricted stock units are granted under the Company’s 2005 Plan and Microtune’s amended and restated 2000 plan and 2010 plan. As of December 31, 2010, there was $9.8 million of total unrecognized stock-based compensation expense related to restricted stock units. This cost is expected to be recognized over the weighted average remaining term of 2.36 years.

The following is a summary of restricted shares and restricted stock units activities under the Company’s 2005 plan:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2008	77,345	$18.53
Granted	19,400	$8.29
Released	(60,733)	$19.39
Forfeited	(612)	$21.56

Balances, December 31, 2008	35,400	$11.40
Granted	790,838	$9.93
Released	(13,500)	$13.09
Forfeited	(12,880)	$9.60

Balances, December 31, 2009	799,858	$9.95
Granted	367,880	$9.73
Released	(188,726)	$9.66
Forfeited	(62,564)	$9.93

Balances, December 31, 2010	916,448	$9.91

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of Zoran restricted shares and restricted stock units activities under the Microtune Plan:

	Outstanding Restricted Shares and Stock Units	Weighted- average Grant- date Fair Value
Granted in connection with the acquisition, November 30, 2010	1,356,634	$6.99
Released	—	$—
Forfeited	(16,493)	$6.99

Balances, December 31, 2010	1,340,141	$6.99

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995, and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the years ended December 31, 2010 and 2009, 963,859 and 884,670 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $6.43 and $6.90 per share, respectively. As of December 31, 2010, 2,525,223 shares were reserved and available for issuance under this plan.

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

As of December 31, 2010 and 2009, the authorized amount that remains available under the Company’s stock repurchase program was $51.3 million and $80.2 million, respectively. The Company retires all shares repurchased under the stock repurchase program. The purchase price for the repurchased shares of the Company’s stock repurchased is reflected as a reduction of common stock and additional paid-in capital.

Stock repurchase activities during the year ended December 31, 2010 and 2009 were as follows:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share (or Unit)	Amount Paid for Purchase (in thousands)
Balances, January 1, 2009	1,164	$8.60	$10,012
Repurchase in 2009	1,000	$9.74	9,739

Balances, December 31, 2009	2,164	$9.13	19,751
Repurchase in 2010	3,376	$8.56	28,904

Balances, December 31, 2010	5,540	$8.78	$48,655

Note:	The average price paid per share is based on the total price paid by the Company which includes applicable broker fees.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—RETIREMENT AND EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Plan that covers substantially all of the Company’s U.S. employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount prescribed by the Internal Revenue Code. The Company has the ability to make a discretionary matching contribution to the 401(k) Plan based on a uniform percentage of the employee’s eligible contribution up to a maximum employer match of $2,000 per year per employee. Approximately $536,000, $546,000 and $556,000 in matching contributions were recorded during 2010, 2009 and 2008, respectively.

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

The severance pay detail is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Accrued severance (included in other long-term liabilities)	$17,106	$14,409	$13,987
Less: amount funded (included in other assets)	(16,629)	(14,019)	(12,577)

Unfunded portion, net accrued severance pay	$477	$390	$1,410

NOTE 10—EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands except per share amounts):

	Year ended December 31,
	2010	2009	2008
Net loss	$(47,636)	$(32,958)	$(215,727)

Basic and dilutive weighted average shares outstanding	50,152	51,464	51,350

Basic and diluted net loss per share	$(0.95)	$(0.64)	$(4.20)

For the years ended December 31, 2010, 2009 and 2008 outstanding options and restricted stock units totaling 7,346,000, 8,408,000 and 7,485,000 shares, respectively, were excluded from the calculation of diluted net income (loss) per share as the inclusion of such shares would have had an anti-dilutive effect.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

The components of loss before income taxes are as follows (in thousands):

	December 31,
	2010	2009	2008
Current:
Domestic	$9,377	$2,996	$(112,904)
Foreign	(42,713)	(30,354)	(90,544)

	$(33,336)	$(27,358)	$(203,448)

The components of the provision for income taxes are as follows:
	December 31,
	2010	2009	2008
Current:
Federal	$524	$2,605	$4,250
State	6	2	68
Foreign	930	712	472

	$1,460	$3,319	$4,790

Deferred:
Federal	$4,343	$5,374	$2,691
State	7,557	(724)	(599)
Foreign	940	(2,369)	5,397

	12,840	2,281	7,489

Total income tax expense	$14,300	$5,600	$12,279

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to income taxes as shown below.

	December 31,
	2010	2009	2008
Tax benefit at U.S. statutory rate	$(11,343)	$(9,301)	$(69,172)
Foreign earnings and losses taxed or benefitted at different rates	13,962	9,593	31,491
State taxes net of federal benefit	(820)	(715)	(532)
Non deductible goodwill impairment	—	—	34,466
Non deductible in process research and development	—	—	7,610
R&D credit	(803)	(670)	(435)
Stock compensation and other permanent differences	3,043	4,765	2,952
Alternative minimum tax	—	—	—
Deferred tax assets—change in valuation allowance	11,746	1,431	8,702
Other differences	(1,485)	497	(2,803)

Total income tax expense	$14,300	$5,600	$12,279

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets comprise the following:

	December 31,
	2010	2009
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$52,666	$25,674
Tax credits	17,434	15,611
Nondeductible reserves and accruals	22,711	18,635

Total deferred tax assets	92,811	59,920
Deferred tax liabilities:
Nondeductible intangible assets	(10,984)	—

Deferred tax assets	81,827	59,920
Valuation allowance	(26,887)	(13,399)

Net deferred tax assets	$54,940	$46,521

As of December 31, 2010, the Company had net operating loss carryforwards or NOLs of approximately $338.0 million for federal, $72.6 million for state tax, and $183.9 million in various foreign jurisdictions. The federal NOLs expire on various dates between 2017 and 2029. The state NOLs expire beginning in 2012 and the foreign NOLs do not expire. The Company currently expects that $172.6 million of the federal and $1.7 million of the state NOLs will expire before they can be utilized. As of December 31, 2010, the Company had tax credits of approximately $21.4 million for federal tax purposes which expires beginning in 2011 and $15.6 million for state tax purposes, most of which do not expire. The Company expects that $10.7 million of the federal credits will expire before they can be utilized. The assets which are expected to expire before being utilized have been removed from the balance sheet.

The tax provision for the year ended December 31, 2010 of $14.3 million primarily reflects accrued tax liabilities in the Company’s profitable jurisdictions plus a deferred tax charge of $8.3 million to establish a valuation allowance on all our California deferred tax assets. The provision for income taxes for year ended December 31, 2009 primarily reflects accrued tax liabilities in the Company’s profitable jurisdictions.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the fourth quarter of fiscal year 2010, the Company’s operating results for the California return changed from three year positive cumulative earnings to three year negative cumulative earnings and a valuation allowance was recorded on certain assets in that jurisdiction. The cumulative three-year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence Zoran considered at that time included projections of future losses in that jurisdiction for 2011 and beyond, the historic volatility of the semiconductor industry and the highly competitive nature of the Digital TV, STB and Mobile markets in which Zoran operates. Positive evidence considered by Zoran in its assessment at that time included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in Zoran’s history.

After considering both the positive and negative evidence for the fourth quarter of fiscal year 2010, Zoran determined that it was still more likely than not that it would not realize the full value of certain foreign deferred tax assets. Negative evidence included a three year negative cumulative earnings in certain jurisdictions as well as projections for continued losses in those jurisdictions. As a result, Zoran maintained a valuation allowance against certain tax assets to reduce them to their estimated net realizable. In other jurisdictions we had cumulative

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

positive earnings in recent years which are verifiable and therefore heavily weighted such that the remaining deferred tax assets did not require a valuation allowance.

The “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010”, was signed into law in December 2010. Under the Act, the research credit was retroactively extended for amounts paid or incurred after January 1, 2010 and before January 1, 2012. The effect of the change resulted in an estimated tax benefit of $803,000 in 2010.

As of December 31, 2010, the Company has $37.2 million of unrecognized tax benefits all of which would benefit the Company’s tax expense if realized in the future.

The Company adopted the provisions of ASC 740-10 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of this guidance, in 2008, the Company reduced its tax liability by $1,633,000 with an offsetting decrease of $453,000 to opening accumulated deficit, and a decrease in goodwill of $1,180,000. Additionally, in 2008, the Company decreased deferred tax assets and their associated valuation allowance by $12,749,000. The adoption resulted in a reclassification of certain tax liabilities from current to non-current. As of December 31, 2008, the Company has $33,554,000 of unrecognized tax benefits all of which would benefit the Company’s tax expense if realized in the future.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2009	$33,554
Additions for tax positions in prior years	4,435
Decreases for tax positions in prior years	(7,006)
Current period unrecognized tax positions	4,038
Expiration of the statute of limitations for assessment of taxes	—

Balance at December 31, 2009	$35,021

Additions for tax positions in prior years	310
Unrecognized tax benefits from acquisition of Microtune	868
Decreases for tax positions in prior years	(424)
Current period unrecognized tax positions	1,446
Expiration of the statute of limitations for assessment of taxes	—

Balance at December 31, 2010	$37,221

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. The tax years 2006 through 2010 remain open to examination by the majority of taxing jurisdictions to which the Company is subject to. In addition, the Company has federal and state credits and NOLs of which the statute of limitation is open from 1996. During 2007 the Company was contacted by the Israel Tax Authority (“ITA”) about an audit of the Company’s tax returns for 2005 through 2008 and, in 2009, the Company was contacted by the Franchise Tax Board of California for an audit of 2005 and 2006 tax years. It is probable that those audits will be settled during 2011 and the Company’s unrecognized tax benefits will be adjusted to reflect those settlements. The Company believes that over the next 12 months, as a result of settlement of these audits, it is reasonably possible that the Company will recognize approximately

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$2.0 million to $4.0 million of its unrecognized tax benefits. The Company continues to account for tax related interest and penalties as part of the income tax provision. At December 31, 2010, accrued interest and penalties were immaterial.

The Company has not provided for federal income tax on approximately $9.6 million of undistributed earnings of its foreign subsidiaries since the Company intends to reinvest this amount outside the U.S. indefinitely. The tax impact of repatriating these earnings is not practical to compute.

The Company’s Israeli subsidiary has been granted the status of an Approved Enterprise pursuant to the Israeli Law for the Encouragement of Capital Investments, 1959, as amended. The Company has nine programs pursuant to this law; the first was approved in 1984 and the most recent began in 2007. Income subject to this program is exempt from Israeli tax for two, four, or six years from the first year in which the Company has taxable income, net of NOLs, and is taxed at a rate of 10% for eight, six or four years thereafter. Benefits under the programs are granted for a period of ten years limited to the earlier of fourteen years from application or twelve years from commencement of production. Benefits for the ninth program will expire in 2016. The tax benefit was $0, $0 and $0.9 million to the Company’s net income in 2010, 2009 and 2008, respectively.

NOTE 12—SEGMENT REPORTING

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

Information about reported segment income or loss is as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Revenues:
Consumer	$296,773	$326,575	$364,267
Imaging	60,569	53,506	74,272

	$357,342	$380,081	$438,539

Operating expenses:
Consumer	$353,241	$371,224	$388,330
Imaging	44,020	45,204	53,188

	$397,261	$416,428	$441,518

Contribution Margin:
Consumer	$(56,468)	$(44,649)	$(24,063)
Imaging	16,549	8,302	21,084

	$(39,919)	$(36,347)	$(2,979)

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Contribution margin from reportable segments	$(39,919)	$(36,347)	$(2,979)
Amortization of intangible assets	(725)	(434)	(23,096)
Impairment of goodwill and intangible assets	—	—	(167,579)
In-process research and development	—	—	(22,383)

Total operating loss	$(40,644)	$(36,781)	$(216,037)

The Company maintains operations in China, France, Germany, India, Israel, Japan, Korea, Philippines, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

The geographic distribution of net revenues based upon customer location for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Revenue from unaffiliated customers originating from:
China	$124,881	$168,458	$176,468
Taiwan	103,502	84,941	96,702
Japan	83,836	61,291	74,687
United States	26,338	26,746	29,987
Korea	11,461	30,808	46,691
Other	7,324	7,837	14,004

	$357,342	$380,081	$438,539

The following table summarizes the percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues:

	Year ended December 31,
	2010	2009	2008
Percentage of net revenues:
A	13%	12%	10%
B	12%	10%	13%
C	11%	20%	10%
D	11%	*	*

*	Net revenue from this customer was less than 10%

As of December 31, 2010, customer A, customer C and customer D in the table above accounted for approximately 15%, 11% and 11% of the net accounts receivable balance, respectively. As of December 31, 2009, customer A, customer C and customer D in the table above accounted for approximately 15%, 23%, and 13% of net accounts receivable balance, respectively.

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The distribution of identifiable assets by geographic areas and property and equipment as of December 31, 2010 and 2009 was as follows (in thousands):

	December 31,
	2010	2009
Identifiable assets:
U.S.	$404,634	$462,106
Israel	86,227	75,472
China	4,084	3,182
Japan	3,236	2,436
France	2,006	3,533
Germany	1,960	40
Taiwan	1,852	1,682
Sweden	157	1,267
Other	3,233	2,738

	$507,389	$552,456

Property and equipment, net:
Israel	$5,304	$4,473
U.S.	6,510	3,987
China	2,023	1,378
Taiwan	1,072	892
Germany	914	10
Japan	513	313
France	500	682
Sweden	—	425
Other	123	296

	$16,959	$12,456

NOTE 13—PROPOSED ACQUISITION OF ZORAN CORPORATION BY CSR

On February 20, 2011, the Company entered into a merger agreement with CSR plc, a corporation organized under the laws of England and Wales, and a direct, wholly-owned subsidiary of CSR. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, the CSR subsidiary will merge with and into us, with the company continuing as a wholly owned subsidiary of CSR. Certain of our and CSR’s directors and executive officers have agreed to vote their shares in favor of the adoption of the merger agreement.

In the merger, subject to certain exceptions, (i) each issued and outstanding share of the Company’s common stock will be converted into the right to receive 0.4625 (the “Exchange Ratio”) American Depository Shares of CSR (“ADSs”), with each whole ADS representing 4 ordinary shares of CSR, subject to anti-dilution adjustment; (ii) each issued and outstanding option to acquire shares of our common stock will be converted into an option (A) exercisable for that number of ADSs equal to the product of (x) the aggregate number of shares of the Company’s common stock for which such option was exercisable multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share, and (B) with an exercise price per share equal to (x) the per share exercise price of such stock option immediately prior to the effective time of the merger divided by (y) the Exchange Ratio, rounded up to the nearest cent; (iii) each outstanding restricted stock unit with respect to shares of the Company’s common stock will be converted into a restricted stock unit, on the same terms and conditions, with respect to the number of ADSs that is equal to the number of shares of the Company’s common stock

ZORAN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to the restricted stock unit immediately prior to the effective time of the merger multiplied by the Exchange Ratio (rounded to the nearest whole share).

Consummation of the merger is subject to certain conditions, including, among others, (i) adoption of the merger agreement by the Company’s stockholders; (ii) approval of the transactions contemplated by the merger agreement by CSR’s shareholders and related requisite shareholder authorities and approval to authorize the directors of CSR to allot the CSR ordinary shares underlying the ADSs to be issued pursuant to the merger or in respect of converted the Company stock options or restricted stock units; (iii) approval for listing on The NASDAQ Stock Market of the ADSs to be issued in the merger, and effectiveness of admission of CSR’s ordinary shares underlying the ADSs to the Official List of the United Kingdom Listing Authority and to trading on the London Stock Exchange; (iv) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period; (v) absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the merger; (vi) the receipt of certain tax opinions regarding the qualification of the merger as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986; (vii) approval of the change of ownership of the Company by the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade & Labor and by the Israeli Investment Center in the Israeli Ministry of Industry, Trade and Labor; and (viii) subject to certain exceptions, the accuracy of representations and warranties with respect to the businesses of the parties and compliance by the parties with their respective covenants contained in the merger agreement.

The merger agreement contains termination rights for both parties and further provides that, in connection with the termination of the merger agreement under specified circumstances, the Company may be required to pay CSR, or CSR may be required to pay the Company, a termination fee of $12,200,000. In addition, if the Company terminate the merger agreement prior to obtaining the approval of the Company’s stockholders to enter into a contract providing for a superior proposal in which all the consideration payable to the Company’s stockholders or the Company is cash, the Company must pay CSR a termination fee of $18,000,000.

Note 14—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s information on total revenue, gross profit, net loss and earnings per share by quarter for the years ended December 31, 2010 and 2009. This data was derived from the Company’s unaudited consolidated financial statements.

	Three Months Ended
	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
	(In thousands, except per share data)
Total revenues	$74,193	$99,328	$93,370	$90,451	$93,334	$115,538	$102,722	$68,487
Gross profit(1)	$39,062	$52,062	$48,180	$46,731	$46,991	$55,694	$48,410	$32,489
Operating income (loss)	$(25,460)	$(5,704)	$(5,862)	$(3,618)	$(3,253)	$4,278	$(16,027)	$(21,779)
Net income (loss)	$(32,917)	$(4,088)	$(6,662)	$(3,969)	$(2,923)	$4,876	$(13,844)	$(21,067)
Basic net income (loss) per share(2)	$(0.67)	$(0.08)	$(0.13)	$(0.08)	$(0.06)	$0.09	$(0.27)	$(0.41)
Diluted net income (loss) per share(2)	$(0.67)	$(0.08)	$(0.13)	$(0.08)	$(0.06)	$0.09	$(0.27)	$(0.41)
Shares used in basic per share calculations(2)	49,452	49,631	50,364	51,174	51,496	51,684	51,494	51,176
Shares used in diluted per share calculations(2)	49,452	49,631	50,364	51,174	51,496	52,320	51,494	51,176

(1)	Computed using total revenues less cost of hardware product revenues.
(2)	Computed on the basis described in Note 10 of Notes to Consolidated Financial Statements.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using criteria established in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

We acquired Microtune, Inc. in November 2010 and as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, the internal control over financial reporting of this entity. Net assets including goodwill and intangible assets related to Microtune, Inc. of $138.8 million as of December 31, 2010, and net loss of $0.7 million for the period from the date of acquisition to December 31, 2010, were included in our consolidated financial statements as of and for the year ended December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information therein is incorporated herein by reference.

Item 10—Directors, Executive Officers and Corporate Governance

The names of our executive officers and their ages as of December 31, 2010 are as follows:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	65	President, Chief Executive Officer and Director
Karl Schneider	56	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	60	Senior Vice President, Corporate Marketing and Business Development

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

Item 14—Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our Proxy Statement entitled “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3)	Exhibits:

EXHIBIT LIST

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	3.1	4/23/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

*10.1	Form of Indemnity Agreement for directors, officers and key employees	8-K	000-27246	10.1	06/04/2010

*10.2	2000 Nonstatutory Stock Option Plan	10-K	000-27246	10.2	2/26/2009

*10.3	Executive Retention and Severance Plan, as amended	10-K	000-27246	10.3	2/26/2009

*10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003

*10.5	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003

*10.6	Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003

*10.7	Outside Directors Compensation Policy	10-K	000-27246	10.7	2/29/2008

*10.8	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005

10.9	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/2005

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005

*10.11	Zoran Corporation 2005 Equity Incentive Plan, as amended	8-K	00027246	10.1	06/29/2010

*10.12	Zoran Corporation 2005 Outside Directors Equity Plan with forms of equity award agreements attached	10-Q	000-27246	10.1	8/5/2009

†10.13	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek Inc.	10-Q	000-27246	10.54	05/10/2006

†10.14	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006

*10.15	1993 Stock Option Plan, as amended	10-K	000-27246	10.17	4/20/2007

*10.16	1995 Outside Directors Stock Option Plan	10-K	000-27246	10.18	4/20/2007

*10.17	Zoran Corporation Amended and Restated 1995 Employee Stock Purchase Plan	10-Q	000-27246	10.2	08/06/2010

*10.18	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors	10-K	000-27246	10.19	4/20/2007

10.19	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation	10-K	000-27246	10.20	4/20/2007

10.20	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006	10-K	000-27246	10.21	4/20/2007

*10.21	Description of 2008 Executive Officer Bonus Policy	10-K	000-27246	10.21	2/29/2008

*10.22	Amendments to Stock Option Agreements, between the Company and Levy Gerzberg, dated July 17, 2002 and February 11, 2008	10-K	000-27246	10.22	2/29/2008

*10.23	Amendment to Stock Option Agreements, between the Company and Karl Schneider, dated December 22, 2006	10-K	000-27246	10.23	2/29/2008

*10.24	Amendment of Stock Option Agreement, between the Company and Levy Gerzberg, dated December 22, 2006	10-K	000-27246	10.24	2/29/2008

10.25	First amendment to executive retention and severance plan	8-K	000-27246	10.1	01/05/2011

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	Registrant’s acceptance of UBS offer as of October 16, 2008	10-K	000-27246	10.26	2/26/2009

*10.27	Microtune’ Inc. 2010 Stock Plan	DEF 14A	000-31029-40	N/A	04/09/10

*10.28	Amended and Restated Microtune, Inc. 2000 Stock Plan	DEF 14A	000-31029-40	N/A	03/12/09

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Constitutes a management contract or compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2011	ZORAN CORPORATION

	By:	/s/ LEVY GERZBERG
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

Signature	Title	Date

/s/ LEVY GERZBERG Levy Gerzberg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ KARL SCHNEIDER Karl Schneider	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2011

Uzia Galil	Chairman of the Board of Directors	March 4, 2011

/s/ RAYMOND A. BURGESS Raymond A. Burgess	Director	March 4, 2011

James D. Meindl	Director	March 4, 2011

/s/ JAMES B. OWENS James B. Owens, Jr.	Director	March 4, 2011

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	March 4, 2011

Philip M. Young	Director	March 4, 2011