Form 10-K/A
period 2010-12-31
ZORAN CORP \DE\
filed 2011-05-02
CIK 1003022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Outstanding shares of registrant’s Common Stock, $0.001 par value, as of April 27, 2011: 49,302,763.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Zoran Corporation (“Zoran”) for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. Further, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment. Except as described above, this amendment does not update or modify in any way the disclosures in the Original Filing and this Amendment does not purport to reflect any information or events subsequent to the filing of the Form 10-K. In this report, “Zoran Corporation,” the “Company,” “we,” “us” and “our” refers to Zoran Corporation and subsidiaries unless the context requires otherwise.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

DIRECTORS AND OFFICERS

Our Board of Directors (the “Board”) consists of seven directors who will serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. The following table and related narrative sets forth certain information regarding our directors and executive officers as of April 15, 2011:

NAME	AGE	POSITION
Levy Gerzberg, Ph.D	66	President, Chief Executive Officer and Director
Karl Schneider	56	Senior Vice President, Finance and Chief Financial Officer
Isaac Shenberg, Ph.D	60	Senior Vice President, Corporate Marketing and Business Development
Raymond A. Burgess	52	Director
Jon S. Castor	59	Director
Dale Fuller	52	Director
James B. Owens	61	Director
Jeffrey C. Smith	38	Director
Arthur B. Stabenow	72	Director

Levy Gerzberg was our co-founder in 1981 and has served as our President and Chief Executive Officer since December 1988 and as a director since 1981. Dr. Gerzberg also served as our President from 1981 to 1984 and as our Executive Vice President and Chief Technical Officer from 1985 to 1988. Prior to Zoran, Dr. Gerzberg was Associate Director of Stanford University’s Electronics Laboratory. Dr. Gerzberg has over 30 years of experience in the high technology industry in the areas related to integrated circuits, software and systems utilizing digital signal processing in the communication, consumer electronics and PC markets. Dr. Gerzberg holds a Ph.D. in Electrical Engineering from Stanford University and an M.S. in Medical Electronics and a B.S. in Electrical Engineering from the Technion-Israel Institute of Technology in Haifa, Israel.

As our co-founder and a senior executive officer with over 30 years of service with Zoran, Dr. Gerzberg brings to the Board significant senior leadership, industry, technical, and global experience as well as a unique perspective of the company. The Board values Dr. Gerzberg’s strong background in the technology sector, with a particular focus on electronic technologies. The Board also values Dr. Gerzberg’s long-term service to the Company with integrity and dedication.

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

Raymond A. Burgess has been one of our directors since April 2005. Since July 2009, he has been the President and Chief Executive Officer of Solar Power Technologies, Inc., a provider of power optimization technologies for solar arrays. From February 2008 until July 2009 he was a business consultant. From November 2006 to February 2008, Mr. Burgess served as President and Chief Executive Officer of TeraVicta Technologies Inc. (“TeraVicta”), a provider of broadband MEMS switches and modules. On February 25, 2008, TeraVicta filed a petition for bankruptcy under Chapter 7 of Title 11 of the United States Code. From November 2005 to September 2006, Mr. Burgess was Chief Executive Officer of Tao Group, a private software company engaged in the development and sale of embedded software to enable multimedia in consumer and mobile communications devices. From July 2004 to November 2005, Mr. Burgess was engaged as a consultant to companies in the semiconductor industry and related fields. From April 2004 to July 2004, Mr. Burgess served as Senior Vice President, Strategy, Marketing and Communications of Freescale Semiconductor, Inc. From September 2000 to March 2004, Mr. Burgess served as Corporate Vice President, Strategy, Marketing and Communications for the Semiconductor Products Sector of Motorola, Inc. (“Motorola”) and he held a variety of other executive positions during a 20 year career at Motorola.

Mr. Burgess has a strong background in the technology sector, with a particular focus on electronic technologies. As the President and Chief Executive Officer of Solar Power Technologies, Inc., former President and Chief Executive Officer of TeraVicta, former Chief Executive Officer of Tao Group and a former executive of Freescale Semiconductor, Mr. Burgess brings a wealth of leadership and understanding of business strategies at technology companies. Mr. Burgess also has brings valuable experience, expertise and background in financial and accounting matters. His extensive experience managing large, global technology companies, as well as his consulting background, enable him to effectively advise the Board on a variety of strategic and business matters.

Jon S. Castor has been one of our directors since March 2011. Mr. Castor has been a private investor and a member of public and private boards of directors since June 2004. He presently serves as a director of ADPT Corporation, historically a provider of data center I/O solutions, that is redeploying its capital toward new business operations. Mr. Castor has served as a member of ADPT Corporation’s Board of Directors since 2006. He is also a member of a private company board. Previously, Mr. Castor served as Chairman of the Board of Omneon, a leader in broadcast video servers, from April 2007 until Harmonic acquired Omneon in September 2010. In addition, Mr. Castor previously served on the Board of Directors of California Micro Devices Corporation from July 2009 until its acquisition by ON Semiconductor in January 2010, and on the Board of Directors of Genesis Microchip from November 2004 until its acquisition by ST Microelectronics in January 2008. From 2003 to 2004, Mr. Castor was an executive with Zoran Corporation, as the Senior Vice President and General Manager of Zoran’s DTV Division and then as a post-acquisition advisor to the CEO. From 2002 to 2003, Mr. Castor was the Senior Vice President and General Manager of the TeraLogic Group at Oak Technology Inc., a developer of integrated circuits and software for digital televisions and printers, which was acquired by Zoran. In 1996, Mr. Castor co-founded TeraLogic, Inc., a developer of digital television integrated circuits, software and systems, where he served in several capacities, including as its Chief Executive Officer and director from 2000 to 2002, when it was acquired, first by Oak Technology in 2002 and then indirectly in 2003 by Zoran when Zoran acquired Oak Technology. Mr. Castor holds an M.B.A. from the Stanford Graduate School of Business and a B.A. from Northwestern University.

Mr. Castor was nominated to the Board by Ramius Value and Opportunity Master Fund Ltd. and other participants in a consent solicitation (the “Ramius Group”), one of our major shareholders, and elected to the Board in March 2011. The Ramius Group nominated Mr. Castor because it believed that Mr. Castor’s thirty-plus years of experience, including as a CEO, Chairman, director of public and private companies, executive officer, entrepreneur, and strategy consultant, enable him to assist in the effective management of the company.

Dale Fuller has been one of our directors since March 2011. Mr. Fuller is currently the President & CEO of MokaFive, a venture-backed private company. He also serves on the Board of Directors of AVG Technologies and Webgistix Corporation. Mr. Fuller has served as a director of Phoenix Technologies, Guidance Software and as a director and then as interim President and CEO of McAfee, Inc. from January 2006 through March 2007. Prior to joining McAfee, he was President and CEO of Borland Software Corporation from 1999 until 2005, and before Borland, President and CEO of WhoWhere? Corporation. In addition, he has had held senior executive positions at Apple Computer, NEC, Motorola, and Texas Instruments. He holds an honorary doctorate from St. Petersburg State University.

Mr. Fuller was also nominated to the Board by the Ramius Group and elected to the Board in March 2011. The Ramius Group nominated Mr. Fuller because it believed that Mr. Fuller’s deep experience as an executive officer of several publicly traded technology companies and his experience as a director of several technologies companies well qualified him to serve on the Board.

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

Mr. Owens has a strong background in the technology sector, with a particular focus on electronic technologies. Mr. Owens’ experience as an executive in the semiconductor and technology industry is valuable in assessing our leadership and business strategies. Also, Mr. Owens brings valuable experience, expertise and background in financial and accounting matters to the Board.

Jeffrey C. Smith has been one of our directors since March 2011. Mr. Smith is a Partner Managing Director of Ramius LLC, a subsidiary of Cowen Group, Inc. (“Cowen”). He is the Chief Investment Officer of Value and Opportunity Master Fund. Mr. Smith is a member of Cowen’s Operating Committee and Cowen’s Investment Committee. Prior to joining Ramius LLC in January 1998, he served as Vice President of Strategic Development for The Fresh Juice Company, Inc. While at Fresh Juice, Mr. Smith helped orchestrate three acquisitions quadrupling sales and doubling market value. He later initiated and completed the sale of The Fresh Juice Company to The Saratoga Beverage Group, Inc. Mr. Smith was the Chairman of the Board of Phoenix Technologies. Ltd., a provider of core systems software products, services and embedded technologies from November 2009 until the sale of the company in November 2010. He also served as a director of Actel Corporation, a provider of power management solutions, from March 2009 until its sale in October 2010. Mr. Smith is a director of SurModics, Inc. and a former member of the Board of Directors of S1 Corporation, Kensey Nash Corp., The Fresh Juice Company, Inc., and Jotter Technologies, Inc., an internet infomediary company. Mr. Smith served as a member of the Management Committee for Register.com, which provides internet domain name registration services. He began his career in the Mergers and Acquisitions department at Societe Generale. Mr. Smith is a General Securities Registered Representative. As the Chief Investment Officer of Value and Opportunity Master Fund, he has significant experience evaluating companies from a financial, operational, and strategic perspective to identify inefficiencies and the resulting opportunities for value creation. Mr. Smith has particular expertise in assessing companies’ balance sheets and capital structures to determine the best means of raising capital for growth or recapitalizing stressed situations.

Mr. Smith was also nominated to the Board by the Ramius Group and elected to the Board in March 2011. The Ramius Group nominated Mr. Smith because it believed that his extensive experience in a variety of industries, together with his management experience in a variety of roles, enable Mr. Smith to provide the Company with valuable financial and executive insights and make him well qualified to sit on the Board.

Arthur B. Stabenow has been one of our directors since November 1990. Mr. Stabenow has been principally engaged as a private investor since January 1999. From March 1986 to January 1999, Mr. Stabenow was Chief Executive Officer of Micro Linear Corporation, a semiconductor company. Mr. Stabenow also serves as a director of Applied Micro Circuits Corporation.

Mr. Stabenow has a strong background in the technology sector, with a particular focus on electronic technologies. Mr. Stabenow’s experience serving as chief executive officer of technology companies is valuable in assessing our leadership and business strategies. Mr. Stabenow provides the Board with significant experience, expertise and background in financial and accounting matters. Mr. Stabenow also has exceptional experience in the venture capital/private equity business, which adds value to the Board’s understanding of business development, financing, strategic alternatives and industry trends. The Board also considered that Mr. Stabenow has served as a director for an extensive period with integrity and dedication.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of the outstanding Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

We reviewed copies of reports filed pursuant to Section 16(a) of the Exchange Act and written representations from reporting persons that all reportable transactions were reported. Based solely on that review, we believe that during the fiscal year ended December 31, 2010, all required filings were timely made in accordance with the Exchange Act’s requirements.

AUDIT COMMITTEE

We have a separately-designated audit committee. The members of the Audit Committee are Messrs. Burgess, Owens, Castor and Stabenow. Mr. Stabenow is Chairman of the committee. Each of the members of the Audit Committee is independent for purposes of the Nasdaq Stock Market rules as they apply to audit committee members. Mr. Stabenow is an audit committee financial expert, as defined in the rules of the SEC. The Board determined that each Audit Committee member has sufficient knowledge in reading and understanding the financial statements to serve on the Audit Committee.

CORPORATE GOVERNANCE GUIDELINES AND CODE OF BUSINESS CONDUCT AND ETHICS

The Board has adopted Corporate Governance Guidelines that provide a framework for important elements of corporate governance, including criteria for Board membership, director stock ownership guidelines and other governance matters. We have in place a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by Nasdaq listing standards or applicable law. Stockholders and others can access our corporate governance materials, including the Corporate Governance Guidelines, the Code of Business Conduct and Ethics, our Bylaws and other related documents through our website at http://www.zoran.com/Corporate-Governance.

Item 11—Executive Compensation

DIRECTOR COMPENSATION

Cash Compensation

In 2010, each non-employee director received an annual retainer of $20,000 and cash compensation of $2,000 for each Board meeting attended. Committee chairs received $2,500 per quarter, and other committee members received $1,500 per quarter; all committee members received $750 for each committee meeting attended.

Stock Options

Upon appointment or election to the Board, each non-employee director receives an option to purchase 30,000 shares of Common Stock, vesting annually in four equal annual installments, subject to the director’s continued service. Thereafter, on the date following each annual meeting of stockholders, each incumbent non-employee director who was not initially appointed or elected in the previous year receives an option to purchase 15,000 shares of Common Stock, vesting in full on the day preceding the next annual meeting of stockholders, subject to the director’s continued service through that date. The exercise price of each such option is the closing price of Common Stock on the date of grant. These options expire after 10 years.

Director Compensation Table—Fiscal 2010

The following table provides information as to compensation for services of the non-employee directors during fiscal 2010.

Name	Fees Earned	Option Awards(1)(2)	All Other Compensation	Total
Uzia Galil(3)	$56,500	$75,858	—	$132,358
Raymond A. Burgess	$63,000	$75,858	—	$138,858
James D. Meindl, Ph.D.(3)	$52,500	$75,858	—	$128,358
James B. Owens, Jr.(3)	$76,750	$75,858	—	$152,608
Arthur B. Stabenow	$75,500	$75,858	—	$151,358
Philip M. Young(3)	$55,000	$75,858	—	$130,858

(1)	In accordance with the SEC’s disclosure rules, the amounts reported in this column reflect the fair value on the grant date of the option awards granted to our non-employee directors during 2010. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards included in Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2010 included in our Original Filing.
(2)	As described above, we granted each of our non-employee directors an option to purchase 15,000 shares of Common Stock on June 28, 2010. Each of these options had a per-share exercise price of $10.15 and a total grant date fair value (as determined under applicable accounting rules) of $75,858. At December 31, 2010, the following directors had outstanding options to purchase the number of shares of Common Stock set forth following their respective names: Mr. Galil, 142,200 shares; Mr. Burgess, 105,000 shares; Dr. Meindl, 142,200 shares; Mr. Owens, 135,000 shares; Mr. Stabenow, 160,950 shares; Mr. Young, 142,200 shares.
(3)	Dr. Meindl and Messrs. Galil and Young served as directors until March 3, 2011.

Director Stock Ownership Guidelines

Pursuant to our Corporate Governance Guidelines, not later than three years from the date on which an individual becomes a non-employee director, he or she should beneficially own a number of shares of Common Stock that have a value at least equal to three times the annual cash retainer paid for Board service. Ownership for these purposes includes our shares from all sources, including personal and trust holdings, restricted stock, restricted stock units, stock options and stock appreciation rights. These stock ownership guidelines may be waived by the Board if it determines that a director would incur hardship by complying with the guidelines.

COMPENSATION DISCUSSION AND ANALYSIS

This section contains our discussion and analysis of the principles underlying our executive compensation program, and the policies and decisions resulting in the amounts shown in the executive compensation tables that follow. This discussion is focused on our three executive officers, sometimes referred to as our “named executive officers,” who are our most senior and highly-compensated officers and are identified in the Summary Compensation Table that follows. As used in this discussion, “Committee” or “Compensation Committee” means the Compensation Committee of the Board.

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

•	Reinforce Culture of Ownership. Develop and reinforce a culture of ownership and entrepreneurial spirit among our executive officers by linking compensation to our equity interests.

Design of our Executive Compensation Program

Our executive compensation program has four primary components, serving different objectives, as follows:

Component	Objective	Form
Base Salary	Provide competitive base compensation by reference to established benchmarks	Cash

Annual Cash-based Incentives	Incentivize and reward performance and achievements in a particular fiscal year	Cash

Equity Awards	Provide long-term incentives that focus executives on increasing long-term value for stockholders; retain executives through multi-year vesting periods	Stock options and restricted stock units

General Benefits	Provide competitive benefits package to employees generally	Employee stock purchase plan and other broad-based employee benefits

These primary components of executive compensation are inter-related, and we believe that compensation should not be derived entirely from one component, nor should compensation from one component necessarily reduce compensation from other components. Base salary is baseline cash compensation that is generally paid to executives throughout the year, regardless of our financial performance or stockholder returns. The Committee believes that base salary should provide executives with a predictable income sufficient to attract and retain strong talent in a competitive marketplace. We generally set executive base salaries at levels that we believe enable us to hire and retain individuals in a competitive environment and to compensate executives for satisfactory performance, regardless of performance relative to incentive compensation targets.

We use cash bonuses to reward performance achievements with a time horizon of one year or less, and stock options and other equity-based awards to reward long-term performance. The Compensation Committee believes that these incentive awards serve to align the interests of executives with stockholder interests. We designed our executive cash incentive plan to reward our executive management for our achievement of key financial objectives and individual achievement of executive-specific objectives. We believe that, as is common among technology companies, stock options are a major element of compensation used to attract and retain senior executives. We have in the past granted restricted stock units as part of our executive compensation program, but have not done so since 2005.

Overview of the Executive Compensation Process

Our Compensation Committee makes all major decisions regarding compensation, including determining salary and target bonus levels and specific bonus and equity awards, for our named executive officers.

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

Decision Framework: Because the Committee considers the competitiveness of our executive compensation program as a key objective of the program, it evaluates market information about the compensation of executive officers at similar-sized companies facing similarly complex business challenges. For 2010, the Committee reviewed compensation data for the following group of peer companies:

•	Applied Micro Circuits Corporation

•	Broadcom Corporation

•	Cirrus Logic, Inc.

•	DSP Group, Inc.

•	Marvell Technology Group, Ltd.

•	Mellanox Technologies, Ltd.

•	Microsemi Corporation

•	Nvidia Corporation

•	Sigma Designs, Inc.

•	Trident Microsystems, Inc.

In addition, the Committee reviewed data from the Radford Semiconductor Companies Survey (for companies with $200 million—$1 billion in revenue) and the Radford All Companies Survey (together with the Radford Semiconductor Companies Survey, the “Radford Surveys”) to the extent the semiconductor industry survey does not have data for a particular position.

In setting compensation levels for our named executive officers, the Committee generally does not “benchmark” compensation against the market data described above. Rather, the Committee considers a number of factors in making its decisions, including the executive’s scope of responsibility, domain expertise, business knowledge and significance to our corporate objectives, as well as external factors affecting our business and the market generally, and uses this market data simply as a general reference point. As described below, the Committee did target the named executive officers’ equity grant levels for 2010 at approximately the 50th percentile as compared with similarly situated executives with companies participating in the Radford Surveys.

The Committee did not retain outside compensation consultants in setting named executive officer compensation in 2010, but the Committee has the authority and resources to retain consultants or advisors in its discretion. Our management, however, engaged Compensia, Inc. (“Compensia”), a compensation consulting firm, to review the Radford Surveys as well as our long-term equity compensation practices relative to market data Compensia has collected for semiconductor companies with revenues between $200 million and $1 billion. Our management submitted Compensia’s report to the Committee for its reference. In addition to its review of our long-term equity program, Compensia assisted us with market research related to the amendment to our 2005 Equity Incentive Plan, which was approved by our stockholders in 2010. Other than its compensation consulting services, Compensia did not provide any other services to us in 2010.

Decision Support: The Committee reviewed the compensation data described above. At the Committee’s request, Committee meetings often include other directors and typically include, for all or a portion of each meeting, our Chief Executive Officer, Chief Financial Officer, Vice President, Human Resources, our Vice President, Legal, and our external legal counsel. The Committee evaluates the performance of the Chief Executive Officer each year and makes all decisions regarding salary adjustments, bonus payments and equity awards. The Chief Executive Officer evaluates the performance of each member of the senior executive team other than himself and makes recommendations to the Committee regarding salary adjustments for the current year, performance bonus payments and equity awards based on our performance and individual performance of each executive during the preceding year. The Committee, in its sole discretion, determines whether to accept, modify or reject any recommended adjustments or awards to the senior executives.

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

2010 CEO Compensation. For 2010, Dr. Gerzberg’s compensation consisted of his base salary and a stock option grant. Dr. Gerzberg’s base salary was reduced in August 2008 and remained at the reduced rate for all of 2009. In 2010, the Committee raised our executive officers’ salaries, including Dr. Gerzberg’s salary, by 5.5% based on their successful achievement of individual business objectives during 2010. Although Dr. Gerzberg’s salary was higher in 2010 than it was in 2009, it remained lower than his salary level that preceded the reduction of our executive officers’ salaries in 2008. In addition, Dr. Gerzberg’s 2010 salary remains lower than the median salary level for other chief executive officers at companies that participated in the Radford Semiconductor Companies Survey.

Like our other named executive officers, Dr. Gerzberg did not receive an annual bonus for either 2009 or 2010 because the bonus program’s baseline performance metric of a positive non-GAAP net income was not achieved. As described in more detail below, Dr. Gerzberg received an option grant in 2010, which had a lower value than the grant he received in 2009. The Compensation Committee targeted the size of Dr. Gerzberg’s 2010 option grant at the median of equity grant levels for chief executive officers at comparable companies that participate in the Radford Semiconductor Companies Survey. We continue to believe that stock option awards for our chief executive officer provide a strong vehicle for our pay for performance philosophy, because the awards will not result in any actual compensation to Dr. Gerzberg unless our stock price appreciates.

Analysis of Compensation Program Components

Base Salary. In August 2008, our Compensation Committee determined that the base salary level for Dr. Gerzberg would be reduced by approximately 12.5 percent, and the base salary levels for each of our other named executive officers would be reduced by approximately 10 percent. In making this decision, the Compensation Committee considered the overall decline of the consumer electronics market, the general market environment and our 2008 year to date performance relative to our goals. In January 2009, the Compensation Committee evaluated the named executive officers’ base salary levels in light of market conditions, salary levels of executives in comparable positions as reported in the Radford Surveys and other factors and determined that base salary levels would not be changed for 2009. In January 2010, the Committee increased our executive officers’ base salaries by 5.5% due to their successful individual achievement of business objectives established in 2009. The Compensation Committee, however, chose salary levels that were still slightly below the median salaries of executives in comparable positions at companies that participate in the Radford Semiconductor Companies Survey. In addition, our executive officers’ salaries in 2010 remained lower than their salaries that preceded the reductions that occurred in 2008.

Annual Cash-Based Incentives. We use incentive bonuses to reward performance and achievements with a time horizon of approximately one year. The Compensation Committee generally establishes both target financial objectives and individual objectives each year, although the annual bonus for Dr. Gerzberg over the past several years has been based entirely on the achievement of our financial goals. The Compensation Committee has also provided in recent years that no bonuses would be paid to our executive officers unless we achieved a positive level of net income for the year.

For 2010, the Compensation Committee approved a performance-based cash bonus policy (“2010 Bonus Policy”) for our named executive officers. The 2010 Bonus Policy was designed to reward executives for our achievement of key financial objectives and individual achievement of more specific goals. In all cases, the bonuses were contingent upon delivering positive non-GAAP net income for 2010. The Compensation Committee set each executive’s target bonus, expressed as a percentage of base salary, and selected the financial targets, which were revenue and non-GAAP earnings per share. Under the 2010 Bonus Policy, the bonus for our Chief Executive Officer was based entirely on our financial performance, while the bonuses for our other named executive officers were to be determined 67% based on our financial performance and 33% based on the achievement of individual goals recommended by the Chief Executive Officer and approved by the Compensation Committee. Mr. Schneider’s individual goals for 2010 centered on improving and maintaining internal controls and financial reporting, improving and maintaining investor relations, ensuring effective management of legal matters and enhancing IT infrastructure and business processes. Dr. Shenberg’s individual goals for 2010 included identifying and supporting acquisition targets that would eventually result in non-linear growth, entry into new or related markets as well as collaboration across the organization on other infrastructure activities. The Compensation Committee also retained discretion to increase or decrease the final bonus amount awarded to the executive. In addition, the aggregate amount of the bonuses paid to our executive officers, general managers and vice presidents may not exceed 25% of the total bonuses paid for all of our employees.

The Compensation Committee believes that bonuses should not be paid to our executive officers unless we are profitable. Accordingly, bonuses were contingent upon our achievement of positive non-GAAP net income for 2010. For these purposes, we define non-GAAP net income to mean our net income as determined under GAAP, adjusted to exclude charges such as impairment of intangible assets, acquisition related in-process research and development expenses, amortization of acquired intangible assets, stock-based compensation expense, restructuring expense, non-recurring IP licensing, related settlements and associated income tax adjustments.

The Compensation Committee chose revenue and non-GAAP earnings per share as the financial performance measures because it believed that, as a “growth company,” we should reward revenue growth, but only if that revenue growth is achieved cost—effectively. Likewise, the Compensation Committee believed a “profitable company” with little or no growth was not acceptable. Thus, the Compensation Committee considered these performance metrics to be the best indicators of financial success and stockholder value creation. We define non-GAAP earnings per share, for bonus purposes, to mean our GAAP pre-tax earnings per share, adjusted to exclude the charges identified above for the determination of non-GAAP net income.

For 2010, the component of each executive’s bonus related to our performance was weighted 75% for non-GAAP earnings per share and 25% for revenue. The Compensation Committee assigned a greater weight to non-GAAP earnings per share to provide executives with further incentives to help create value for our stockholders. For each performance metric, the executive could receive up to 120% of the target bonus amount attributable to that metric if we achieved 120% or more of the 2010 goal for that metric as identified below. The executive could receive between 80% and 120% of the bonus amount for each metric if we achieved between 80% and 120% of the performance goal. No bonus would be paid with respect to that metric if we did not achieve at least 80% of the performance goal for that metric.

Under the 2010 Bonus Policy, Dr. Gerzberg’s target bonus was 100% of base salary, Mr. Schneider’s target bonus was 70% of base salary, and Dr. Shenberg’s target bonus was 60% of base salary. These target bonus levels have remained the same for each of these executives over the past several years. In 2010, the financial targets for bonus purposes were a revenue target of $457.4 million and a non-GAAP earnings-per-share target of $0.47. Because we did not achieve positive non-GAAP net income for 2010, no bonuses were paid to the named executive officers for 2010.

Equity Awards. The Compensation Committee uses equity awards primarily to motivate our named executive officers to focus on longer-term strategies to increase stockholder value, and secondarily to retain executive officers. We believe that in the technology sector equity awards are a major factor in attracting and retaining executive officers, while salary and bonus levels are generally secondary considerations. Equity awards help focus executives on increasing long-term stockholder value, aligning the interests of executives with those of our stockholders. Stock options in particular are performance-based, since their value depends entirely on an increase in the stock price above the option exercise price. As described below, our stock options are granted with an exercise price equal to the closing price of Common Stock on the grant date. The vesting period for stock options granted to executives is generally four years, which encourages executive retention. Accordingly, we believe that stock options are particularly effective in creating incentives for long-term performance by our executives as the option will only have value if our stock price increases and the executive continues in service over the vesting period and is able to exercise the option and benefit from that stock price appreciation.

In determining the number of options to be granted to executive officers, the Compensation Committee generally takes into account, among other factors: the individual’s position and scope of responsibility; the vesting period (and thus, retention value) remaining on the executive’s existing options; the executive’s ability to affect profitability and stockholder value; the individual’s historic and recent job performance; equity compensation for executives in similar positions at comparable companies; and the value of stock options in relation to other elements of total compensation.

In April 2010, the Compensation Committee awarded stock options to each of our named executive officers. In determining the number of shares subject to these grants, the Compensation Committee reviewed the equity grant levels for similarly situated executives with companies participating in the Radford Surveys and determined that the grants to the named executive officers should be at approximately the 50th percentile relative to these comparable executives, with the value of the option grants being determined for these purposes using the assumptions and methodology used to value option grants in our financial statement reporting. The Compensation Committee considered the 50th percentile to be the appropriate target level for these grants in light of our current size and market capitalization relative to the companies participating in the Radford Surveys and our policy of limiting the number of shares subject to award grants made each year under its stock incentive plans and staying within dilutionary constraints. The 2010 option grants for our named executive officers were set at approximately the 50th percentile relative to similarly situated executives with these companies. As a result, the 2010 option grants for Messrs. Schneider and Shenberg had values that were slightly higher than their 2009 option grants, while the 2010 option grant for Dr. Gerzberg had a value that was slightly lower than his 2009 option grant.

For more information on the options granted to our named executive officers in 2010, see the “Grants of Plan-Based Awards Table” and accompanying narrative below.

Performance-Based Equity Compensation Plan. The Committee is currently developing a performance-based equity compensation plan for our executive and other officers including the engagement of a compensation consultant to assist in the structuring and benefits under the plan. The Committee anticipates that such performance-based plan will include an opportunity for equity grants comprised of performance-based options, performance-based RSUs or a combination of both. The performance vesting criteria will encompass achievement of company performance as measured by objective financial metrics such as profitability (e.g., Operating Profit, EBITDA, Net Profit, or other measures) and achievement of individual goals set each year. The financial metrics will most likely be established in coordination with each annual strategic plan which will be used to determine the annual grant’s vesting in each year over a multi-year performance-based vesting period. The Committee currently anticipates that the performance-based equity compensation plan will be finalized and implemented in fiscal year 2011 only if the Company’s merger with CSR plc is not consummated.

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

•	The exercise price of stock options (or base price of stock appreciation rights) is the closing price of Common Stock on the effective date of the grant, as reported by NASDAQ.

•	Key terms and conditions of awards are communicated to recipients promptly.

Severance and Change in Control Arrangements

We maintain an Executive Retention and Severance Plan (“Retention Plan”) in order to compensate our executive officers in the event of a termination of the executive’s employment following our change of control either by us without cause or by the executive for good reason. The purpose of the Retention Plan is to protect the interests of our executives while encouraging them to continue to fulfill our objectives during and following a change of control. We believe that the protections afforded under the plan help us recruit and retain executives and mitigate a potential disincentive for executives when they are evaluating our proposed acquisition, particularly when the services of the executive officers may not be required by the acquiring company. Because we believe that a termination by the executive for good reason is conceptually the same as a termination by us without cause, and because we believe that in the context of a change in control, potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, we believe it is appropriate to provide severance benefits in these circumstances.

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

Other Benefits

Executive officers are also eligible to participate in all of our respective local employee benefit plans, which may include medical, dental, vision, group life, employee assistance program, short term and long term disability, and accidental death and dismemberment insurance, our 401(k) plan or other such benefit plans, in each case on the same basis as other employees in that location. There were no special benefits or perquisites provided to any executive officer in 2010.

Risk Considerations

The Compensation Committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. The executive compensation program is intended to reflect a balanced approach to compensation and to use both quantitative and qualitative assessments of performance without putting an undue emphasis on a single performance measure. Base salaries are fixed in amount and thus do not encourage risk taking. While our annual bonus plan focuses on achievement of short-term or annual goals, and short-term goals may encourage the taking of short-term risks at the expense of long-term results, our named executive officers’ annual bonuses are based on multiple company and individual performance criteria as described above and the Compensation Committee retains discretion to adjust bonus amounts otherwise payable based on any circumstances it deems appropriate. The Compensation Committee believes that the annual bonus plan appropriately balances risk and the desire to focus executives on specific annual goals important to our success, and that it does not encourage unnecessary or excessive risk taking.

The majority of compensation provided to our named executive officers is in the form of equity awards that further align executives’ interests with those of our stockholders. The Compensation Committee believes that these awards do not encourage unnecessary or excessive risk taking since the ultimate value of the awards is tied to our stock price, and since grants are subject to long-term vesting schedules to help ensure that executives always have significant value tied to long-term stock price performance. Our current practice is to grant executives stock options, which only have value if the stock price increases after the option is granted, providing further incentive to executives to create value for our stockholders.

Tax and Accounting Considerations

Under Section 162(m), compensation in excess of $1.0 million per year to our chief executive officer and certain other executive officers is not tax deductible for us unless certain requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program, including the stock options granted to our named executive officers as described above, satisfies the requirements for exemption from the $1.0 million deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of our tax deduction for compensation paid to the named executive officers for 2010 will be disallowed under Section 162(m). We record cash compensation as an expense at the time the obligation is incurred. Historically, all cash compensation we have paid has been tax deductible for us. We account for equity compensation paid to our executives and employees under the rules of FASB ASC Topic 718, which requires us to estimate and record a non-cash expense over the vesting period of the equity compensation award.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table—Fiscal 2008-2010

The following table summarizes the compensation of our named executive officers for the years ended December 31, 2008, 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Levy Gerzberg, Ph.D.	2010	$420,000	—	—	$984,996	—	$2,594	(2)	$1,407,590
President and Chief Executive Officer	2009	$398,100	—	—	$1,213,485	—	$2,955	(2)	$1,614,540
	2008	$431,292	—	—	$843,190	—	$2,528	(2)	$1,277,010

Karl Schneider	2010	$271,600	—	—	$368,453	—	$2,587	(2)	$642,640
Senior Vice President, Finance and Chief Financial Officer	2009	$257,400	—	—	$277,368	—	$2,618	(2)	$537,386
	2008	$274,083	—	—	$307,948	—	$2,494	(2)	$584,525

Isaac Shenberg, Ph.D.(3)	2010	$244,000		—	$343,889	—	$42,948		$630,837
Senior Vice President, Corporate Marketing and Business Development	2009	$231,272	$1,002	—	$254,254	—	$42,160		$528,688
	2008	$261,916	—	—	$293,284	—	$46,698		$601,898

(1)	In accordance with recent changes in the SEC’s disclosure rules, the amounts reported in the “Stock Awards” and “Option Awards” columns of the table above for 2010 reflect the fair value on the grant date of the stock awards and option awards, respectively, granted to our named executive officers during 2010. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in these columns, please see the discussion of stock awards and option awards contained in Note 10 of Notes to Consolidated Financial Statements in the Original Filing. Under general accounting principles, compensation expense with respect to stock awards and option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards. The SEC’s disclosure rules previously required that we present stock award and option award information for 2009 and 2008 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s disclosure rules require that we now present the stock award and option award amounts in the applicable columns of the table above with respect to 2009 and 2008 on a similar basis as the 2010 presentation using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock award and option awards in 2009 and 2008 differ from the amounts previously reported in our Summary Compensation Table for these years. As a result, each named executive officer’s total compensation amounts for 2009 and 2008 also differ from the amounts previously reported in our Summary Compensation Table for these years.
(2)	Represents matching contributions to the named executive officer’s 401(k) plan, and premiums paid by us with respect to term life insurance for the benefit of the named executive officer.
(3)	Amounts reported for Dr. Shenberg in the table above (other than equity awards) were paid by us to Dr. Shenberg or on his behalf in Israel New Shekels (ILS). For purposes of this presentation, these amounts have been converted to U.S. dollars based on a conversion rate of US$0.26327 to 1 ILS. The amount for 2010 under “All Other Compensation” for Dr. Shenberg consists of premiums paid under an Israeli insurance/pension policy that covers certain severance and other benefits totaling $28,168, payments towards the lease of an automobile totaling $11,057 and continuing education contributions totaling $3,723. For a description of the Israeli insurance/pension policy and continuing education contributions, please see the discussion under “Managers’ Insurance and Education Fund” below.

2010 Grants of Plan-Based Awards

The following table provides certain information concerning grants of options to purchase Common Stock made to the named executive officers during the year ended December 31, 2010. The table also provides information with regard to cash bonuses awarded for 2010 under our performance-based, non-equity incentive plan to each named executive officer.

Name	Grant Date	Approval Date(1)	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(3)
			Threshold ($)	Target ($)	Maximum ($)
Levy Gerzberg, Ph.D.	N/A	N/A	$336,000	$420,000	$504,000	—	—	—	—
	4/28/2010	4/20/2010	—	—	—	—	200,500	$9.86	$984,996

Karl Schneider	N/A	N/A	$152,096	$190,120	$228,144	—	—	—	—
	4/28/2010	4/20/2010	—	—	—	—	75,000	$9.86	$368,453

Isaac Shenberg, Ph.D.	N/A	N/A	$117,120	$146,400	$175,680	—	—	—	—
	4/28/2010	4/20/2010	—	—	—	—	70,000	$9.86	$343,889

(1)	On April 20, 2010, the Compensation Committee approved option grants to our named executive officers, at an option exercise price per share equal to the closing price of Common Stock on the second trading day after announcement of our final financial results for the quarter ended March 31, 2010 (which was April 28, 2010).
(2)	These columns reflect the threshold, target and maximum amounts for each named executive officer’s bonus opportunity for 2010.
(3)	The amounts reported in this column reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of our consolidated financial statements. For the assumptions and methodologies used to value the awards reported in this column, see footnote (1) to the Summary Compensation Table above.

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

Each option granted to our named executive officers in 2010 is subject to a four-year vesting schedule, with 25% of the option vesting on the first anniversary of the grant date and the remaining 75% of the option vesting in monthly installments over the three-year period thereafter. Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to our named executive officers in 2010 has a term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the named executive officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the named executive officer’s employment. The named executive officer will generally have three months to exercise the vested portion of the option following a termination of his employment for any reason. This period is extended to 12 months if the termination is a result of the named executive officer’s death or disability. In the case of the option granted to Dr. Gerzberg, the vested portion of the option will remain exercisable for the remainder of its term (or, if earlier, the date Dr. Gerzberg accepts a senior executive position with another company) if Dr. Gerzberg retires from his service on the Board. (For these purposes, “retirement” is defined as either Dr. Gerzberg’s voluntary resignation from the Board or the expiration of his term as a director after he has declined to stand for reelection, in either case if he has served continuously on the Board for at least two years).

The options granted to named executive officers during 2010 do not include any dividend rights.

Outstanding Equity Awards at December 31, 2010

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2010, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Levy Gerzberg, Ph.D.	42,375	—	$14.6900	8/9/2012	(1)	—	—
	178,125	—	$14.6900	8/9/2012	(1)	—	—
	15,572	—	$24.7800	7/15/2013	(1)	—	—
	304,679	—	$24.7800	7/15/2013	(2)	—	—
	180,000	—	$13.5900	8/19/2015	(3)	—	—
	91,667	8,333	$19.7800	4/26/2017	(3)	—	—
	76,667	38,333	$14.2100	4/23/2018	(3)	—	—
	109,375	153,125	$8.9400	4/30/2019	(3)	—	—
	—	200,500	$9.8600	4/28/2020	(3)	—	—

Karl Schneider	11,563	—	$15.4700	9/19/2011	(1)	—	—
	8,437	—	$15.4700	9/19/2011	(1)	—	—
	43,750	—	$14.6900	8/9/2012	(1)	—	—
	31,250	—	$14.6900	8/9/2012	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(2)	—	—
	60,000	—	$13.5900	8/19/2015	(3)	—	—
	36,667	3,333	$19.7800	4/26/2017	(3)	—	—
	28,000	14,000	$14.2100	4/23/2018	(3)	—	—
	25,000	35,000	$8.9400	4/30/2019	(3)	—	—
	—	75,000	$9.8600	4/28/2020	(3)	—	—

Isaac Shenberg, Ph.D.	40,500	—	$10.3300	2/7/2011	(1)	—	—
	49,719	—	$11.5200	9/19/2011	(1)	—	—
	82,500	—	$12.3600	8/9/2012	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(1)	—	—
	100,000	—	$24.7800	7/15/2013	(2)	—	—
	54,000	—	$13.5900	8/19/2015	(3)	—	—
	28,050	2,550	$19.7800	4/26/2017	(3)	—	—
	26,667	13,333	$14.2100	4/23/2018	(3)	—	—
	22,917	32,083	$8.9400	4/30/2019	(3)	—	—
	—	70,000	$9.8600	4/28/2020	(3)	—	—

(1)	Option is immediately exercisable and vests over four years with 1/48th of the shares vesting each month.
(2)	Option is immediately exercisable and vests over four years, 25% of the shares vesting after one year, and 1/48th of the shares vesting each month thereafter.
(3)	Option vests over four years, with 25% vested and exercisable after one year, and 1/48th of the shares vesting each month thereafter.

2010 Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by named executive officers during 2010, and on the vesting of other stock awards during 2010 that were previously granted to the named executive officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Levy Gerzberg, Ph.D.	—	—	—	—
Karl Schneider	—	—	—	—
Isaac Shenberg, Ph.D.	—	—	—	—

(1)	The dollar amounts shown in this column are determined by multiplying (i) the number of shares of Common Stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common stock on the date of exercise and the exercise price of the options.
(2)	The dollar amounts shown this column are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of Common Stock on the vesting date.

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

The Retention Plan also provides for the payment of severance benefits to a participant who, within 18 months after a change in control, is terminated without cause or resigns as a result of good reason. Upon such termination, the participant would be entitled to a lump sum payment in an amount equal to the aggregate amount of his base salary and annual bonus for a period of 36 months in the case of the chief executive officer, and 18 months in the case of other executive officers. For these purposes, the annual bonus amount will equal the greater of (i) the participant’s aggregate bonus for the fiscal year immediately preceding the fiscal year of the change in control, (ii) the participant’s aggregate bonus for the fiscal year immediately preceding the fiscal year of the participant’s termination of employment, or (iii) the participant’s aggregate target bonus (assuming attainment of 100% of all applicable performance goals) for the fiscal year of the participant’s termination. We will also provide health (including medical and dental) benefits to the participant and his or her dependents and life insurance benefits to the participant, for 36 months in the case of the chief executive officer and 18 months in the case of other executive officers, at the same premium cost to the participant and coverage levels in effect at the time of termination. In addition, the participant’s outstanding equity awards will become fully vested and, in the case of stock options and stock appreciation rights, will generally remain exercisable for a period of one year after such termination. We will also indemnify the participant for claims or actions arising out of the participant’s services to us and will maintain directors’ and officers’ liability insurance for six years following the date of the participant’s termination. Finally, if the benefits described -above or otherwise received by a participant in connection with a change in control would cause the participant to be subject to any excise tax under Section 4999 of the Code the payments under the Retention Plan will be automatically reduced if such reduction would result in a greater after-tax benefits to the participant.

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

Payments upon Termination without Cause, or With Good Reason, After a Change in Control

The following table presents the dollar value of payments and benefits upon a termination of employment of our named executive officers in the event of their termination without cause or resignation with good reason within 18 months following a change in control, assuming that termination took place on December 31, 2010.

Name	Cash Severance (Salary)	Cash Severance (Bonus)(1)	Continued Health Benefits	Acceleration of Equity Awards(2)	Total
Levy Gerzberg, Ph.D.	$1,260,000	$1,260,000	$131,462	$—	$2,651,462
Karl Schneider	$407,400	$285,180	$60,575	$—	$753,155
Isaac Shenberg, Ph.D.	$366,000	$219,600	$492	$—	$586,092

(1)	Bonus means the greater of (i) the aggregate of all bonuses earned by the participant (whether or not actually paid) for 2009, or (ii) the targeted bonus the participant would have earned (assuming attainment of 100% of all applicable performance (goals) for 2010.

(2)	Represents the intrinsic value of the unvested portions of the executive’s equity awards that would accelerate in the circumstances. For options, this value is calculated by multiplying the amount (if any) by which $8.80 (the closing price of Common Stock on December 31, 2010) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock and restricted stock unit awards, this value is calculated by multiplying $8.80 by the number of shares or units subject to the accelerated portion of the award. As noted above, the Retention Plan also provides that the executive would be entitled to accelerated vesting of all outstanding equity awards if the successor entity did not assume the awards following our change in control.

COMPENSATION COMMITTEE REPORT*

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the members of the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

Uzia Galil(1)
James Meindl, Ph.D.(1)
Arthur B. Stabenow

*	The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
(1)	Dr. Meindl and Mr. Galil served as members of the Compensation Committee until March 3, 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No one who served on the Compensation Committee at any time during 2010 is a current or former executive officer or employee or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2010.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2011, certain information regarding the ownership of Common Stock by each director, named executive officer and all of our current executive officers and directors as a group. Unless otherwise indicated and subject to applicable community property laws, the persons named in the following table have sole voting and investment power with respect to all shares of Common Stock shown.

The percentage of beneficial ownership in the table below is based upon 49,299,251 shares of Common Stock outstanding on April 15, 2011. For each individual, this percentage includes Common Stock of which such individual has the right to acquire beneficial ownership either currently or within sixty days after April 15, 2011, including, but not limited to, upon the exercise of a stock option; however, such Common Stock will not be deemed outstanding for the purpose of computing the percentage owned by any other individual.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percentage Owned (%)
Jeffrey C. Smith(1)	4,447,500	9.02%
Levy Gerzberg, Ph.D.(2)	1,299,415	2.58%
Isaac Shenberg, Ph.D.(3)	514,202	1.03%
Karl Schneider(4)	506,890	1.02
Arthur B. Stabenow(5)	206,796	*
James B. Owens, Jr.(6)	126,000	*
Raymond A. Burgess(7)	92,000	*
Dale Fuller(8)	50,000	*
Jon Castor(9)	10,000	*
All directors and executive officers as a group (9 persons)(10)	7,252,803	14.02%

*	Less than 1%.
(1)	Mr. Smith, as a member of Starboard Principal Co GP LLC, may be deemed the beneficial owner of the (i) 3,335,650 Shares owned by Starboard V&O Fund and (ii) 1,111,850 Shares held in the Starboard Value LP Accounts.
(2)	Consists of 203,175 shares held directly and 1,096,240 shares issuable upon exercise of options.
(3)	Consists of 18,946 shares held directly and 495,256 shares issuable upon exercise of options.
(4)	Consists of 29,515 shares held directly and 477,375 shares issuable upon exercise of options.
(5)	Consists of 64,596 shares held directly and 142,200 shares issuable upon exercise of options.
(6)	Consists of 6,000 shares held directly and 120,000 shares issuable upon exercise of options.
(7)	Consists of 2,000 shares held directly and 90,000 shares issuable upon exercise of options.
(8)	Consists of 50,000 shares held directly.
(9)	Consists of 10,000 shares held directly.
(10)	Includes an aggregate of 2,421,071 shares issuable upon exercise of options.

The following table sets forth certain information about persons the Company knows were the beneficial owners of five percent or more of our issued and outstanding Common Stock as of April 15, 2011, unless otherwise indicated in the footnotes below:

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Percentage Owned (%)
BlackRock, Inc., LLP(1) 40 East 52nd Street New York, New York 10022	5,068,736	10.28%

Jeffrey C. Smith, Starboard Value LP(2) C/O Steven Wolosky, ESQ Olshan, Grundman, Frome, Rosenzweig & Wolosky LLP 599 Lexington Avenue, 20th Floor New York, New York 10022	4,447,500	9.02%

Dimensional Fund Advisors LP(3) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	2,880,970	5.84%

Pzena Investment Management LLC(4) 120 West 45th Street, 20th Floor New York, New York 10036	2,943,233	5.97%

(1)	Based on information contained in a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 10, 2011. BlackRock, Inc. through its subsidiaries. has sole voting and dispositive power with respect to all of such reported shares.
(2)	Based on information contained in an amended Schedule 13D/A (Amendment No. 6) filed on April 5, 2011. According to the Schedule 13D/A, as of the close of business on April 4, 2011, Starboard Value and Opportunity Fund Ltd. (“SVO”) had beneficial ownership and voting and dispositive control of 3,335,650 shares (including 654,400 shares underlying certain call options) and Starboard Value LP had held 1,111,850 shares (including 218,100 shares underlying certain call options). Starboard Value LP, as the investment manager of SVO may be deemed the beneficial owner of the 3,335,650 Shares owned by SVO. Starboard Value GP, as the general partner of Starboard Value LP, may be deemed may be deemed the beneficial owner of the (i) 3,335,650 Shares owned by SVO and (ii) 1,111,850 Shares held in the Starboard Value LP accounts. Starboard Principal Co. LP, as a member of Starboard Value GP, may be deemed the beneficial owner of the (i) 3,335,650 shares owned by SVO and (ii) the 1,111,850 shares held in the Starboard Value LP accounts. Starboard Principal Co GP LLC, as the general partner of Starboard Principal Co. LP, may be deemed the beneficial owner of the (i) 3,335,650 shares owned by SVO and (ii) 1,111,850 Shares held in the Starboard Value LP accounts. Each of Jeffery C. Smith, Mark Mitchell and Peter A. Feld, as a member of Starboard Principal Co GP LLC and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Starboard Principal Co GP LLC, may be deemed the beneficial owner of the (i) 3,335,650 Shares owned by SVO and (ii) 1,111,850 Shares held in the Starboard Value LP accounts.
(3)	Based on information contained in a Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 11, 2011. Dimensional Fund Advisors LP disclaims beneficial ownership of all such securities. Dimensional Fund Advisors, Inc. acts as investment advisor or manager to certain investment companies, trusts and accounts, none of which, to the knowledge of Dimensional Fund Advisors, Inc., owns more than 5% of the class. Dimensional Fund Advisors LP has sole voting power with respect to 2,802,966 shares and sole dispositive power with respect to 3,880,970 shares.
(4)	Based on information contained in a Schedule 13G filed by Pzena Investment Management LLC with the SEC on February 11, 2011. Pzena Investment Management LLC has sole voting power with respect to 2,430,789 shares and sole dispositive power with respect to 2,943,233 shares.

Item 13—Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written policy regarding the review, approval, and ratification of transactions with related persons. In accordance with the policy, the Audit Committee reviews our transactions in which the amount involved exceeds $120,000 and in which any related person had, has, or will have a direct or indirect material interest. In general, related persons are our directors and executive officers, stockholders beneficially owning more than 5% of the outstanding Common Stock, and their immediate family members. The Audit Committee considers all relevant information available to it about the related person transactions it reviews. The Audit Committee may approve or ratify the related person transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of the Company. No member of the Audit Committee participates in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her family members is the related person

Transactions with Related Persons

In 2010, we did not participate, and we are not currently participating, in any transaction or proposed transaction in which the amount involved exceeded $120,000 and in which any related person had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

Each member of the Board other than Dr. Gerzberg, the Company’s co-founder, President and Chief Executive Officer, is independent under the criteria established by Nasdaq for director independence.

Item 14—Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following table sets forth the aggregate fees billed to Zoran for the years ended December 31, 2009 and 2010 by PricewaterhouseCoopers LLP (“PwC”) and Deloitte & Touche LLP (“Deloitte”). Deloitte has served as our independent registered public accountant since March 30, 2009.

	2010	2009
Audit Fees(1)	$1,066,491	$879,166
Audit-Related Fees	0	0
Tax Fees	90,396	0
All Other Fees(2)	177,780	45,850

TOTAL	$1,334,667	$925,016

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PwC and Deloitte in connection with statutory and regulatory filings or engagements. Audit fees also include fees related to PwC’s and Deloitte’s audit of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

(2)	Other fees include fees for accounting library software and other miscellaneous services.

Our policy requires the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Management is responsible for reporting to the Audit Committee on a quarterly basis regarding expenditures for non-audit services made in accordance with this pre-approval.

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

Exhibits:

EXHIBIT LIST

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of the Registrant					X

3.2	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

*10.1	Form of Indemnity Agreement for directors, officers and key employees	8-K	000-27246	10.1	06/04/2010

*10.2	2000 Nonstatutory Stock Option Plan	10-K	000-27246	10.2	2/26/2009

*10.3	Executive Retention and Severance Plan, as amended	10-K	000-27246	10.3	2/26/2009

*10.4	Oak Technology, Inc. 1994 Stock Option Plan (as amended and restated)	S-8	333-104498	99.1	04/14/2003

*10.5	Oak Technology, Inc. 1994 Outside Directors’ Stock Option Plan (as Amended and Restated November 21, 2002)	10-Q/A	000-25298	10.1	06/27/2003

*10.6	Form of Oak Technology, Inc. Outside Directors’ Non-Qualified Stock Option Agreement for the 1994 Stock Option Plan and 1994 Outside Director’s Stock Option Plan entered into by David Rynne and Peter Simone	10-Q	000-27246	10.46	11/14/2003

*10.7	Outside Directors Compensation Policy	10-K	000-27246	10.7	2/29/2008

*10.8	Offer Letter to Karl Schneider dated December 15, 1997, as amended July 15, 1998	10-K/A	000-27246	10.49	05/02/2005

10.9	Lease Agreement dated February 2005 between ZML and Matam	POS-AM	333-125948	10.11	07/29/2005

10.10	Form of Employee Proprietary Information and Invention Agreement	10-K/A	000-27246	10.51	05/02/2005

*10.11	Zoran Corporation 2005 Equity Incentive Plan, as amended	8-K	00027246	10.1	06/29/2010

*10.12	Zoran Corporation 2005 Outside Directors Equity Plan with forms of equity award agreements attached	10-Q	000-27246	10.1	8/5/2009

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

†10.13	PC Optical Storage Technology Patent License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc., and MediaTek Inc.	10-Q	000-27246	10.54	05/10/2006

†10.14	PC Optical Storage Patent Cross License Agreement dated as of January 25, 2006 among Zoran, Zoran’s subsidiary Oak Technology, Inc. and MediaTek, Inc.	10-Q	000-27246	10.55	05/10/2006

*10.15	1993 Stock Option Plan, as amended	10-K	000-27246	10.17	4/20/2007

*10.16	1995 Outside Directors Stock Option Plan	10-K	000-27246	10.18	4/20/2007

*10.17	Zoran Corporation Amended and Restated 1995 Employee Stock Purchase Plan	10-Q	000-27246	10.2	08/06/2010

*10.18	Form of Amendment of Nonstatutory Stock Option Agreement for Outside Directors	10-K	000-27246	10.19	4/20/2007

10.19	Lease Agreement dated as of February 8, 2007 by and between Arturo J. Gutierrez and John A. Cataldo, Trustees of Auburn-Oxford Trust, u/d/t dated October 19, 1983 and Zoran Corporation	10-K	000-27246	10.20	4/20/2007

10.20	Lease Agreement dated as of May 19, 2006 by and between WTA Kifer LLC and Zoran Corporation, as amended on May 19, 2006	10-K	000-27246	10.21	4/20/2007

*10.21	Description of 2008 Executive Officer Bonus Policy	10-K	000-27246	10.21	2/29/2008

*10.22	Amendments to Stock Option Agreements, between the Company and Levy Gerzberg, dated July 17, 2002 and February 11, 2008	10-K	000-27246	10.22	2/29/2008

*10.23	Amendment to Stock Option Agreements, between the Company and Karl Schneider, dated December 22, 2006	10-K	000-27246	10.23	2/29/2008

*10.24	Amendment of Stock Option Agreement, between the Company and Levy Gerzberg, dated December 22, 2006	10-K	000-27246	10.24	2/29/2008

10.25	First amendment to executive retention and severance plan	8-K	000-27246	10.1	01/05/2011

10.26	Registrant’s acceptance of UBS offer as of October 16, 2008	10-K	000-27246	10.26	2/26/2009

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Title	Form	File No.	Exhibit	Filing Date

*10.27	Microtune’ Inc. 2010 Stock Plan	DEF 14A	000-31029-40	N/A	04/09/10

*10.28	Amended and Restated Microtune, Inc. 2000 Stock Plan	DEF 14A	000-31029-40	N/A	03/12/09

21.1	List of Subsidiaries of the Registrant	10-K	000-27246	21.1	3/7/2011

23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-27246	23.1	3/7/2011

23.2	Consent of Independent Registered Public Accounting Firm	10-K	000-27246	23.2	3/7/2011

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-27246	32.1	3/7/2011

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-27246	32.1	3/7/2011

*	Constitutes a management contract or compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2011	ZORAN CORPORATION

	By:	/s/ LEVY GERZBERG
Levy Gerzberg,
President and Chief Executive Officer