Form 10-Q
period 2011-03-31
ZORAN CORP \DE\
filed 2011-05-09
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 6, 2011, there were outstanding 50,003,625 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$64,443	$81,107
Short-term investments	187,036	180,159
Accounts receivable, net of allowance of $478 as of March 31, 2011 and December 31, 2010, respectively	25,065	22,815
Inventories	42,923	48,139
Prepaid expenses and other current assets	21,554	22,379

Total current assets	341,021	354,599
Property and equipment, net	16,347	16,959
Deferred income taxes	45,963	47,471
Other assets	32,806	34,535
Goodwill	22,286	20,144
Intangible assets, net	32,170	33,681

Total assets	$490,593	$507,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,497	$25,158
Accrued expenses and other current liabilities	43,358	42,236

Total current liabilities	76,855	67,394

Other long-term liabilities	38,367	38,517
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at March 31, 2011 and December 31, 2010; 49,298,488 shares issued and outstanding as of March 31, 2011; and 48,966,696 shares issued and outstanding as of December 31, 2010	49	49
Additional paid-in capital	861,827	857,154
Accumulated other comprehensive income	1,053	1,467
Accumulated deficit	(487,558)	(457,192)

Total stockholders’ equity	375,371	401,478

Total liabilities and stockholders’ equity	$490,593	$507,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Hardware product revenues.	$72,877	$79,050
Software and other revenues	12,043	11,401

Total revenues	84,920	90,451

Costs and expenses:
Cost of hardware product revenues	41,213	43,720
Research and development	36,399	26,114
Selling, general and administrative	36,602	24,126
Amortization of intangible assets	1,511	109

Total costs and expenses	115,725	94,069

Operating loss	(30,805)	(3,618)
Interest income	1,147	2,063
Other income (expenses), net	(280)	286

Loss before income taxes	(29,938)	(1,269)
Provision for income taxes	428	2,700

Net loss	$(30,366)	$(3,969)

Basic and diluted net loss per share	$(0.62)	$(0.08)

Shares used to compute basic and diluted net loss per share	49,079	51,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(30,366)	$(3,969)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	1,856	1,574
Amortization of intangible assets	1,511	109
Stock-based compensation expense	3,945	2,196
Deferred income taxes	2,653	3,049
Realized gain on sale of short-term investments, net	(75)	(391)
Changes in assets and liabilities:
Accounts receivable	(2,250)	(5,038)
Inventories	5,216	(2,354)
Prepaid expenses and other current assets and other assets	1,631	(348)
Accounts payable	7,990	4,023
Accrued expenses, other current liabilities and other long-term liabilities	(821)	2,549

Net cash provided by (used in) operating activities	(8,710)	1,400

Cash flows from investing activities:
Purchases of property and equipment, net	(1,245)	(748)
Purchases of investments	(36,562)	(47,751)
Sales and maturities of investments	29,125	53,160

Net cash provided by (used in) investing activities	(8,682)	4,661

Cash flows from financing activities:
Proceeds from issuance of common stock	728	292

Net cash provided by financing activities	728	292

Net increase (decrease) in cash and cash equivalents	(16,664)	6,353
Cash and cash equivalents at beginning of period	81,107	89,318

Cash and cash equivalents at end of period	$64,443	$95,671

Supplemental cash flow information:
Cash payment for income taxes, net of refunds	$436	$403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zoran Corporation and its subsidiaries (“Zoran” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the condensed consolidated financial statements reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair statement of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.

All necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the Company fiscal year ending December 31, 2011.

Recent accounting pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to the Company.

2.	Acquisitions

Proposed Acquisition of the Company by CSR plc

On February 20, 2011, the Company entered into a definitive agreement with CSR plc (“CSR”), a global leader in wireless connectivity based in the United Kingdom. Under the agreement, each issued and outstanding share of common stock of the Company will be converted into the right to receive 0.4625 American Depository Shares (“ADSs”) of CSR, with each whole ADS representing 4 ordinary shares of CSR. The transaction is expected to be completed in the late second quarter or early third quarter of 2011 and is subject to approval by CSR’s and the Company’s shareholders as well as regulatory approvals and other customary closing conditions. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of CSR.

Acquisition of Microtune, Inc.

On November 30, 2010, the Company completed the acquisition of Microtune Inc. (“Microtune”), a receiver solutions company that designs and markets advanced radio frequency (“RF”) and demodulator electronics for worldwide customers based in Plano, Texas. The Company acquired Microtune, among other things, to enhance its position in the core markets it serves and expand its worldwide presence, improving its ability to serve its customers as a single point-of-service provider. The Company has included the financial results of Microtune in its consolidated financial statements in the consumer segment from the date of acquisition. For the first quarter of 2011, Microtune contributed $18.1 million to the Company’s total hardware revenue.

The total purchase price for Microtune was $161.2 million which consisted of $159.2 million in cash paid to acquire the outstanding common stock of Microtune and $2.0 million for the fair value of restricted equity awards assumed.

During the first quarter of 2011, the Company made certain adjustments to the acquisition-date fair value of the Microtune net assets recorded as of December 31, 2010. Such adjustments were to (1) increase goodwill by $2.1 million, (2) record an accrual of $1.7 million associated with the Bartek and Richardson pre-acquisition contingency (as described in Note 13), assumed as part of the Microtune acquisition and (3) record an additional $0.4 million for non-current income tax liabilities. These adjustments are not material to the original estimates recorded by the Company in 2010 and have no impact on the statement of operations for the three and twelve months ended December 31, 2010. Accordingly, the consolidated balance sheet as of December 31, 2010 has not been adjusted for these items.

The following is the adjusted preliminary estimated fair value of assets acquired and liabilities assumed as of the closing date of the Microtune acquisition (in thousands):

Cash and cash equivalents	$31,404
Short term investments	49,758
Accounts receivable	9,014
Inventory	11,590
Goodwill	18,089
Intangible assets	23,070
In-process research and development	10,700
Deferred tax assets, net	21,415
Other assets	11,378
Accounts payable and other liabilities	(25,228)

Total purchase price	$161,190

The following table sets forth the components of intangible assets acquired in connection with the Microtune acquisition:

	Fair Value (In thousands)	Useful Life
Customer relationships	$15,000	7 years
Developed technologies	8,000	5 years to 9 years
Tradename	70	0.5 years

Total intangible assets subject to amortization	23,070
In-process research and development	10,700	N/A

Total intangible assets	$33,770

Customer relationships represent the fair values of the underlying relationships with Microtune’s customers. In-process research and development represents the fair values of incomplete Microtune research and development projects that had not reached technological feasibility as of the date of acquisition. Developed technologies represent the fair value of Microtune products that have reached technological feasibility and are part of Microtune’s product lines. Tradename represents the fair value of brand and name recognition associated with the marketing of Microtune’s products and services. For the three months ended March 31, 2011, the Company recorded a $1.4 million amortization expense related to the intangible assets acquired through the Microtune acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Microtune as if the acquisition had occurred as of January 1, 2010:

Three Months Ended March 31, 2010
Total revenue	$112,823
Net loss	$(4,858)
Basic and diluted loss per share	$(0.09)

The pro forma financial information for the three months ended March 31, 2010 includes (1) amortization charges from acquired intangible assets of $1.3 million; (2) the estimated stock-based compensation expense related to the restricted stock-based awards assumed of $0.4 million; (3) the elimination of historical stock-based compensation charges recorded by Microtune of $0.6 million, as a result of the cancellation of all outstanding options on the acquisition date; and (4) a tax benefit adjustment of $0.9 million. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of January 1, 2010, and should not be taken as representative of the future consolidated results of operations of the Company.

3.	Stock-based compensation

Stock Option Plans

As of March 31, 2011, the Company had outstanding options for the purchase of 7,296,722 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Non-statutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and various other plans the Company assumed as a result of acquisitions. As of March 31, 2011, 5,675,715 shares remained available for future grants and awards under the 2005 Plan and the 2005 Outside Directors Equity Plan. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of the Company’s common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

The following table summarizes the stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of hardware product revenues	$167	$76
Research and development	1,669	790
Selling, general and administrative	2,109	1,330

Total costs and expenses	$3,945	$2,196

The income tax benefit for share-based compensation expense was $442,000 and $272,000 for the three months ended March 31, 2011 and 2010, respectively.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Average expected term (years)	5.6	5.5	1.25	1.25
Expected volatility	53%	54%	50%	56%
Risk-free interest rate	2.1%	2.4%	0.3%	1.4%
Dividend yield	0%	0%	0%	0%

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules.

Expected Volatility: The Company uses historical volatility in deriving its volatility assumptions. Management believes that historical volatility appropriately reflects the market’s expectations of future volatility.

Risk-Free Interest Rate: Management bases its assumptions regarding the risk-free interest rate on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2011	7,589,731	$14.13
Granted	90,000	$11.03
Exercised	(87,815)	$8.29
Cancelled	(295,194)	$14.24

Outstanding at March 31, 2011	7,296,722	$14.15

Significant option groups outstanding as of March 31, 2011, and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 to $9.99	2,099,240	7.80	$9.02	$2,877	694,467	5.91	$8.10	$1,589
$10.00 to $11.99	921,864	4.35	$10.62	69	780,685	3.40	$10.60	58
$12.00 to $14.99	2,213,652	4.82	$13.91	—	1,922,432	4.49	$13.86	—
$15.00 to $19.99	936,750	3.43	$17.95	—	930,588	3.41	$17.94	—
$20.00 to $99.99	1,125,216	2.39	$23.96	—	1,123,142	2.38	$23.96	—

Total	7,296,722	5.07	$14.15	$2,946	5,451,314	3.90	$15.44	$1,647

Of the 7,296,722 stock options outstanding as of March 31, 2011, the Company estimates that approximately 7,151,888 will fully vest over the remaining contractual term. As of March 31, 2011, these options had a weighted average remaining contractual life of 4.99 years, a weighted average exercise price of $14.24 and aggregate intrinsic value of $2.8 million.

The weighted average grant date fair value of options, granted during the three months ended March 31, 2011 and 2010 was $5.54 and $5.59 per share, respectively.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.39 as of March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of March 31, 2011 was 1,169,176. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $184,000. There was no net excess tax benefit realized by the Company for the three months ended March 31, 2011 and 2010 for option exercises.

As of March 31, 2011, the Company had $11.1 million of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over an estimated period of 2.39 years.

Restricted Shares and Restricted Stock Units

The Company adopted Microtune’s amended and restated 2000 stock plan and 2010 stock plan in connection with the Microtune acquisition. Restricted shares and restricted stock units are granted under the Company’s 2005 Plan and Microtune’s amended and restated 2000 plan and 2010 plan. As of March 31, 2011, there was $8.8 million of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 2.65 years.

The following is a summary of restricted shares and restricted stock units activities under the Company’s 2005 plan:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2011	916,448	$9.91
Granted	4,550	$9.34
Released	(79,163)	$10.55
Forfeited	(21,663)	$9.69

Balances, March 31, 2011	820,172	$9.86

The following is a summary of Zoran’s restricted shares and restricted stock units activities under the Microtune Plan:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2011	1,340,141	$6.99
Released	(164,814)	$6.99
Forfeited	(418,441)	$6.99

Balances, March 31, 2011	756,886	$6.99

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. There were no purchases during the quarter ended March 31, 2011. As of March 31, 2011, 2,525,223 shares were reserved and available for issuance under the ESPP.

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

As of March 31, 2011 and 2010, the authorized amount that remained available under the Company’s stock repurchase program was $51.3 million and $80.2 million, respectively. The Company retires all shares repurchased under the stock repurchase program. There were no repurchases in the three months ended March 31, 2011 and 2010. The purchase price for the repurchased shares of the Company’s common stock is reflected as a reduction of common stock and additional paid-in capital.

4.	Comprehensive Loss

The following table presents the calculation of comprehensive loss. The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(30,366)	$(3,969)
Change in unrealized gain on investments, net of tax	(414)	(8)

Total comprehensive loss	$(30,780)	$(3,977)

The components of accumulated other comprehensive income are unrealized gains on marketable securities, net of related taxes.

5.	Marketable Securities

The Company’s portfolio of available for sale securities, as of March 31, 2011 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$119,151	$1,815	$(88)	$120,878
U.S. government and agency securities	15,056	27	(3)	15,080
Foreign and municipal bonds	8,212	52	(15)	8,249
Certificate of deposits	41,911	4	—	41,915

Total fixed income securities	184,330	1,898	(106)	186,122
Publicly traded equity securities	1,091	—	(177)	914

Total available for sale securities	$185,421	$1,898	$(283)	$187,036

The Company’s portfolio of available for sale securities as of December 31, 2010 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$122,198	$2,301	$(24)	$124,475
U.S. government and agency securities	4,469	31	(1)	4,499
Foreign and municipal bonds	8,238	62	(23)	8,277
Certificate of deposits	41,913	7	—	41,920

Total fixed income securities	176,818	2,401	(48)	179,171
Publicly traded equity securities	1,091	16	(119)	988

Total available for sale securities	$177,909	$2,417	$(167)	$180,159

The following table summarizes the maturities of the Company’s fixed income securities as of March 31, 2011 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$101,764	$102,821
Due in 1 to 2 years	43,618	44,288
Due in 2 to 5 years	38,948	39,013

Total fixed income securities	$184,330	$186,122

The following table shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2011 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$17,087	$(88)	$—	$—	$17,087	$(88)
U.S. government and agency securities	11,180	(3)	—	—	11,180	(3)
Foreign and municipal bonds	4,013	(15)	—	—	4,013	(15)

Total fixed income securities	32,280	(106)	—	—	32,280	(106)
Publicly traded equity securities	868	(56)	46	(121)	914	(177)

Total available for sale securities	$33,148	$(162)	$46	$(121)	$33,194	$(283)

The following table shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$8,957	$(24)	$—	$—	$8,957	$(24)
U.S. government and agency securities	999	(1)	—	—	999	(1)
Foreign and municipal bonds	4,009	(23)	—	—	4,009	(23)

Total fixed income securities	13,965	(48)	—	—	13,965	(48)
Publicly traded equity securities	—	—	48	(119)	48	(119)

Total available for sale securities	$13,965	$(48)	$48	$(119)	$14,013	$(167)

6.	Fair Value

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

•

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 consists of publicly traded equity securities which are valued primarily using quoted market prices utilizing market observable inputs as they are traded in an active market with sufficient volume and frequency of transactions.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. The Company uses observable market prices for comparable instruments to value its fixed income securities.

•

Level 3 – Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The Company had no assets or liabilities utilizing Level 3 inputs as of March 31, 2011.

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Total
Corporate notes and bonds	$—	$120,878	$120,878
U.S. government and agency securities	—	15,080	15,080
Foreign and municipal bonds	—	8,249	8,249
Certificates of deposit	—	41,915	41,915

Total fixed income securities	—	186,122	186,122
Publicly traded equity securities	914	—	914

Total	$914	$186,122	$187,036

Public traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When other observable market data is not available, the Company relies on non-binding quotes from an independent broker. Non-binding quotes are based on proprietary valuation models. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the broker and statistically supported models. The types of instruments valued based on other observable inputs include corporate notes and bonds, U.S. Government agency securities, foreign municipal bonds and certificate of deposits. We have reviewed our financial and non-financial assets and liabilities as of March 31, 2011 and December 31, 2010 and concluded there were no material impairment charges needed.

7.	Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Purchased parts	$19,637	$17,184
Work in process	10,300	11,924
Finished goods	12,986	19,031

	$42,923	$48,139

8.	Goodwill and Other Intangible Assets

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

On November 30, 2010, the Company completed the acquisition of Microtune which resulted in an increase in goodwill of $18.1 million (as adjusted in the quarter ended March 31, 2011 – see Note 2) and an increase in purchased intangible assets of $33.8 million.

In the first quarter of 2011, the Company reviewed the significant assumptions and key estimates used in the annual impairment analysis and concluded the judgments used in the analysis remained appropriate and no impairment charges needed to be recorded as of March 31, 2011. In addition, there were no triggering events or indictors of impairment that would lead the Company to believe goodwill and intangible assets should be impaired.

Components of Acquired Intangible Assets (in thousands):

		March 31, 2011			December 31, 2010
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$201,132	$(193,527)	$7,605	$201,132	$(193,231)	$7,901
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	28,572	(14,822)	13,750	28,572	(13,751)	14,821
Tradename and others	1-5	4,301	(4,186)	115	4,301	(4,042)	259

Total intangible assets subject to amortization		274,270	(252,800)	21,470	274,270	(251,289)	22,981
In-process research and development	N/A	10,700	—	10,700	10,700	—	10,700

Total		$284,970	$(252,800)	$32,170	$284,970	$(251,289)	$33,681

Estimated future intangible amortization expense, based on current balances, as of March 31, 2011 is as follows (in thousands):

Remaining nine months in 2011	$3,813
Year ending December 31, 2012	4,933
Year ending December 31, 2013	4,933
Year ending December 31, 2014	4,620
Year ending December 31, 2015	1,155
Thereafter	2,016

Total future amortization	$21,470

Components of Goodwill (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Balance
Goodwill	$186,780	$(164,494)	$22,286	$184,638	$(164,494)	$20,144

Changes in the carrying amount of goodwill for the three months ended March 31, 2011 and the year ended December 31, 2010 are as follows (in thousands):

	Imaging	Consumer
Balance at January 1, 2010	$4,197	$—
Addition in connection with the acquisition of Microtune	—	15,947
Impairment of goodwill	—	—

Balance at December 31, 2010	4,197	15,947
Goodwill adjustment (Note 2)	—	2,142
Impairment of goodwill	—	—

Balance at March 31, 2011	$4,197	$18,089

9. Other Long-Term Liabilities

The following is a summary of other long term liabilities as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Severance obligations, Israel (see note below)	$17,495	$17,106
Income tax liability	13,812	13,364
Other employment related obligations	3,049	3,306
Deferred rent	2,292	2,054
Other	1,719	2,687

	$38,367	$38,517

Severance obligations represent liability for the Company’s employees in Israel. Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other assets.

The severance pay detail is as follows (in thousands):

	March 31, 2011	December 31, 2010
Accrued severance	$17,495	$17,106
Less: amount funded	(17,050)	(16,629)

Unfunded portion, net accrued severance pay	$445	$477

10.	Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. Throughout 2010 and for the first quarter of 2011, the Company reported a rolling three year cumulative loss in multiple foreign jurisdictions. The cumulative three-year loss was considered significant negative evidence which was objective and verifiable and thus was heavily weighted. Additional negative evidence the Company considered included projections of future losses, the historical volatility of the semiconductor industry and the highly competitive nature of the DTV, Multimedia player and Mobile markets in which the Company operates. Positive evidence considered by the Company in its assessment included lengthy operating loss carryforward periods, and a lack of unused expired operating loss carryforwards in the Company’s history. After considering both the positive and negative evidence, the Company determined that it was still more-likely-than-not that it would not realize the full value of certain foreign jurisdiction deferred tax assets. As a result, the Company continues to record a valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. It is possible that the Company will remove or record a valuation allowance on these or other jurisdictions in the near future dependent primarily on the actual and projected results in each jurisdiction.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. The Company’s March 31, 2011 tax provision includes a benefit of $1.4 million, reducing the amount recorded for uncertain tax positions, as a result of concluding an income tax audit by the Israel Tax Authority.

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

The Company has determined that the effective tax rate method for computing the Zoran group tax provision does not provide meaningful results because of the uncertainty in reliably estimating 2011 annual effective tax rate. As a result, the provision for income taxes for the three months ended March 31, 2011 reflects the sum of the estimated tax expense in each of our profitable jurisdictions for their year to date profit.

11.	Segment Reporting

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

Information about reported segment income or loss is as follows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues:
Consumer	$69,713	$75,625
Imaging	15,207	14,826

	$84,920	$90,451

Operating expenses:
Consumer	$102,281	$83,680
Imaging	11,933	10,280

	$114,214	$93,960

Contribution margin:
Consumer	$(32,568)	$(8,055)
Imaging	3,274	4,546

	$(29,294)	$(3,509)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Contribution margin from operating segments	$(29,294)	$(3,509)
Amortization of intangible assets	1,511	109

Total operating loss	$(30,805)	$(3,618)

The Company maintains operations in China, France, Germany, India, Israel, Japan, Korea, Philippines, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues from unaffiliated customers originating from:
Taiwan	$29,578	$24,032
China	20,794	34,608
Japan	18,090	20,485
Europe	7,121	190
United States	5,604	5,662
Korea	2,049	4,018
Other	1,684	1,456

Total revenues	$84,920	$90,451

For the three months ended March 31, 2011, two customers accounted for 13% and 11% of total revenues, respectively. For the same period of 2010, four customers accounted for 16%, 13%, 11% and 11% of total revenues, respectively.

As of March 31, 2011, two customers accounted for approximately 20% and 11% of the net accounts receivable balance, respectively, and as of December 31, 2010, four customers accounted for approximately 15%, 11%, 11% and 10% of the net accounts receivable balance, respectively.

12.	Net Loss Per Share

The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net loss	$(30,366)	$(3,969)

Basic and diluted weighted average shares outstanding	49,079	51,174

Net loss per share:
Basic and diluted	$(0.62)	$(0.08)

For the three months ended March 31, 2011 and 2010, outstanding options and restricted stock units were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

13.	Commitments and Contingencies

Legal Proceedings

Xpoint Technologies, Inc. v. Zoran Corporation

On September 18, 2009, Xpoint Technologies, Inc. filed an amended complaint against the Company and 43 other defendants in the United States District Court for the District of Delaware. The complaint alleged that the Company’s manufacture and sale of digital camera processors, including its Coach 9, Coach 10 and Coach 12 lines of processors, infringe one or more of the claims of United States Patent No. 5,913,028. Subsequent to filing the amended complaint, Xpoint also identified the Company’s Coach 8 processor as an additional allegedly infringing product. The complaint sought unspecified damages, a preliminary and permanent injunction against further infringement, a finding of willful infringement, enhanced damages, attorneys’ fees and costs. The Company filed an answer and a counterclaim. The Company’s counterclaim sought an order declaring that it did not infringe the patent and that the patent is invalid. Discovery was completed, and the parties had begun to engage in the claim construction process. Effective as of April 13, 2011, the parties entered into a settlement agreement resolving the disputes at issue in the lawsuit. Under the agreement, Xpoint granted the Company a non-exclusive fully paid up license under the patent, the Company agreed to make a one-time payment to Xpoint, and Xpoint agreed to dismiss the lawsuit.

Advanced Processor Technologies LLC v. Analog Devices, Inc., et al.

On January 26, 2011, Advanced Processor Technologies LLC (“APT”) filed an amended complaint against the Company and eight other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company and each of the other defendants manufactures, uses, sells, imports, and/or offers for sale data processors with memory management units (“MMUs”), or products containing such devices, that directly infringe one or more of the claims of United States Patent No. 6,047,354 and that products of the Company and certain of the other defendants also directly infringe one or more of the claims of United States Patent No. 5,796,978. The complaint alleges that each of the defendants’ accused products incorporates one of several processor cores manufactured by ARM Ltd., or products that incorporate ARM processor cores. The complaint does not specify which of the Company’s products allegedly infringe the APT patents. The complaint seeks unspecified damages for past infringement and either a permanent injunction against future infringement or the award of a reasonable royalty for such infringement. ARM has agreed to provide the defense for the Company and the other defendants in this lawsuit and to indemnify them against any damages and costs that may be finally awarded. On April 15, 2011, the Company filed an answer that included affirmative defenses denying APT’s allegations of infringement. The case is in its preliminary stages, and discovery has not yet commenced.

Litigation Related to the Merger

On February 23, 2011, a purported class action lawsuit was filed in Delaware Chancery Court by Judy Kauffman Goldstein, an alleged stockholder of Zoran who seeks to represent a class comprised of Zoran stockholders. The complaint in this action (the “Goldstein complaint”) names as defendants Zoran, the members of Zoran’s board of directors as of the date of the Goldstein complaint, CSR and Zeiss Merger Sub, Inc. The Goldstein complaint alleges that the director defendants breached fiduciary duties assertedly owed to Zoran and its stockholders by entering into the merger agreement with CSR that was announced on February 22, 2011; that CSR and Merger Sub aided and abetted the alleged breaches of fiduciary duty; and that if the merger is allowed to proceed, the stockholders will suffer damages because their shares will be acquired for less than their actual value. The plaintiff seeks an order of the Court certifying the action as a class action; rescinding the merger and/or preliminarily enjoining the defendants from consummating the merger; enjoining the defendants from taking any further action to interfere with a consent solicitation previously commenced by Ramius Value and Opportunity Master Fund Ltd. (“Ramius”); and/or awarding damages, attorney’s fees and costs.

On February 25, 2011, a second purported class action was filed in the same court by Lawrence Zucker, an alleged stockholder of Zoran, who seeks to represent the same purported class. The complaint in this action (the “Zucker complaint”) names as defendants the members of Zoran’s board of directors as of the date of the complaint and Zoran. The allegations contained in the Zucker complaint are largely similar to the allegations contained in the Goldstein complaint, except that the Zucker complaint also alleges that Zoran aided and abetted alleged breaches of fiduciary duty by the director defendants; does not name CSR or Merger Sub as defendants; and does not allege that CSR or Merger Sub aided or abetted any alleged breaches of fiduciary duty. The plaintiff seeks similar relief to that sought in the Goldstein complaint, except that the Zucker complaint does not seek any relief with respect to the Ramius consent solicitation. On March 10, 2011, the Chancery Court consolidated the Goldstein and Zucker actions and designated the Goldstein complaint as the operative complaint in the consolidated action.

On March 29, 2011, a purported class action lawsuit was filed in California Superior Court, Santa Clara County by Clal Finance Mutual Funds Corporation, an alleged stockholder of Zoran that seeks to represent a class comprised of Zoran stockholders. The complaint in this action, referred to herein as the Clal Finance complaint, names as defendants Zoran, four members of Zoran’s board of directors, CSR and Zeiss Merger Sub, Inc. The Clal Finance complaint alleges that the director defendants breached fiduciary duties allegedly owed to Zoran and its stockholders by engaging in a flawed sale process that culminated in the merger agreement with CSR that was announced on February 20, 2011; that Zoran, CSR and Zeiss Merger Sub, Inc. aided and abetted the alleged breaches of fiduciary duty; and that if the merger is allowed to proceed, the stockholders will suffer damages because their shares will be acquired for less than their actual value. The plaintiff seeks an order of the Court certifying the action as a class action; rescinding the merger and/or preliminarily enjoining the defendants from consummating the merger; directing the director defendants to commence a sale process designed to secure the best possible consideration for Zoran stockholders; and/or awarding damages, attorneys’ fees and costs.” Accordingly, the Company’s potential loss, if any, is not reasonably estimable at this time.

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

As part of the acquisition of Microtune, Inc. on November 30, 2010, the Company assumed a contractual obligation to indemnify two former Microtune officers, Douglas J. Bartek and Nancy A. Richardson, for their ongoing legal fees associated with their alleged violations of the U.S. securities laws related to Microtune’s historical stock option granting practices. The assessment of the obligation included the range of possible trial outcomes as determined on November 30, 2010. The Company was not able to reasonable estimate the ongoing legal fees for which it is required to indemnify but was able to determine a range of possible outcomes ranging from $1.7 million to $8.0 million. The Company recorded in the quarter ended March 31, 2011 an adjustment to goodwill and a corresponding liability of $1.7 million (see Note 2) as it was concluded that there was no amount in the range was more likely than another, we recorded the low point in the range.

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matter described above. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During the three months ended March 31, 2011 and 2010, the Company incurred $0.3 million and $1.1 million of costs, respectively, in connection with settlement of disputes, respectively.

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

Overview

We provide integrated circuits, software and platforms for digital televisions, set-top boxes, broadband receivers (“silicon tuners”) and media players, digital cameras and printers, scanners and related Multi Function Peripherals (“MFP”). We sell our products to original equipment manufacturers that incorporate them into products for consumer and commercial applications

On February 20, 2011, we entered into a definitive agreement with CSR, a global leader in wireless connectivity based in the United Kingdom. Under the term of the merger agreement, each share of our issued and outstanding common stock will be converted into the right to receive 0.4625 ADSs of CSR, with each whole ADS representing 4 ordinary shares of CSR. The transaction is expected to be completed in the late second quarter or early third quarter of 2011 and is subject to approval by CSR and our shareholders as well as regulatory approvals and other customary closing conditions. Upon completion of the transaction, we will become a wholly-owned subsidiary of CSR.

On November 30, 2010, we completed the acquisition of Microtune, a receiver solutions company that designs and markets advanced RF and demodulator electronics for worldwide customers based in Plano, Texas. We acquired Microtune, among other things, to enhance our position in the core markets we serve and expand our worldwide presence, improving our ability to serve our customers as a single point-of-service provider. We have included the financial results of Microtune in our consolidated financial statements from the date of acquisition. For the first quarter of 2011, Microtune contributed $18.1 million to our total hardware revenue.

In the fiscal year 2010 and first quarter of 2011, we experienced a significant reduction in the demand for our DTV and multimedia player products primarily due to loss of market share by our key customers resulting in reduced orders of our products. We were also impacted by one of our customers’ decision to add a second supplier, causing additional market share loss for us. As a result of these developments, we have taken certain restructuring activities such as discontinuing further investment in our multimedia player products, we have also closed our Sweden office in the second half of 2010 and further decreased headcount in our other overseas offices in the first quarter of 2011 to reduce our operating expenses to right size the business and maintain a strong balance sheet.

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

Income Taxes

Our global effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses as our statutory tax rate varies significantly by jurisdiction. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, in certain foreign jurisdictions, we record a valuation allowance on the portion of those deferred tax assets for which future income is uncertain. The determination of when to record or remove a valuation allowance is highly subjective and is made for each jurisdiction separately. We rely primarily on an analysis of cumulative earnings or losses and projected future earnings or losses. It is possible that we will remove or record a valuation allowance in the near future dependent primarily on the actual and projected results in each jurisdiction. Our March 31, 2011 tax provision includes a benefit of $1.4 million, reducing the amount recorded for uncertain tax positions, as a result of concluding an income tax audit by the Israel Tax Authority.

Our Israeli subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2017 and 2029, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2012.

Segments

Our products consist of application-specific integrated circuits, or ASICs and SOC products. We also license certain software and other intellectual property. We have two reportable segments—Consumer and Imaging. The Consumer group provides products for use in multimedia player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes for the periods presented (amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2011	2010	$	%
Revenues:
Hardware product revenues	$72,877	$79,050	$(6,173)	(7.8)%
Software and other revenues	12,043	11,401	642	5.6%

Total revenues	84,920	90,451	(5,531)	(6.1)%

Cost and expenses:
Cost of hardware product revenues	41,213	43,720	(2,507)	(5.7)%
Research and development	36,399	26,114	10,285	39.4%
Selling, general and administrative	36,602	24,126	12,476	51.7%
Amortization of intangible assets.	1,511	109	1,402	1286.2%

Total costs and expenses	115,725	94,069	21,656	23.0%

Operating loss	(30,805)	(3,618)	(27,187)	*

Interest and other income, net	867	2,349	(1,482)	(63.1)%
Provision for income taxes	428	2,700	(2,272)	*

Net loss	$(30,366)	$(3,969)	$(26,397)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	56.6%	55.3%

*	not meaningful

Revenues

Hardware product revenues for the three months ended March 31, 2011 were $72.9 million compared to $79.1 million for the same period of 2010. Hardware product revenues decreased $6.4 million, or 8.5%, in the Consumer segment, partially offset by an increase of $0.2 million, or 5.1%, in the Imaging segment. Within the Consumer segment, hardware product revenues for DTV products decreased by $11.9 million, or 49.6%, hardware product revenues for Multimedia Player products decreased by $3.7 million, or 38.6% and hardware product revenues for Mobile products decreased by $8.8 million or 21.3%. The decrease was partially offset by an increase of $18.1 million in Broadband receiver hardware product revenue due to the Microtune acquisition. Total units shipped for DTV products decreased by 33.6% compared to the same period of the prior year. The decrease was due to loss of market share by our key customers and the decision of one of our customers to add a second source supplier in the second half of 2010. In addition, average selling prices for DTV products decreased by 24.2% in the first quarter of 2011 compared to the same period of 2010. Total units shipped for Multimedia Player products decreased by 35.0% compared to the same period of the prior year. Due to weakening demand and poor industry fundamentals, starting in the second half of 2010, we discontinued further investments in Multimedia Player products and reduced our headcount, which should enable us to harvest end-of-life revenues and be profitable in this business segment for the remainder of 2011. The decrease in Mobile product revenue was mainly due to a 3.8% decrease in total units shipped and 18.2% decrease in average selling prices in the first quarter of 2011 compared to the same period of 2010 as a result of our decision to discontinue our Approach product line in 2009. The increase in Imaging product revenue was primarily due to a 5.1% increase in total units shipped in the first quarter of 2011 compared to the same period of 2010. Average selling price for Imaging product revenue in the first quarter of 2011 remained consistent with the same period of 2010.

Software and other revenues were $12.0 million for the three months ended March 31, 2011, compared to $11.4 million for the same period of 2010. Software and other revenues increased by $0.2 million in the Imaging segment and $0.4 million in the Consumer segment. The increase was primarily due to timing of new agreements signed.

Cost of Hardware Product Revenues

Cost of hardware product as a percentage of hardware revenues increased to 56.6% for the quarter ended March 31, 2011 from 55.3% for the same period of 2010. This increase was primarily due to a change in product mix, with a lower percentage of revenues from sales of higher margin Mobile products and general average selling price erosion for our products.

Research and Development

Research and development expenses were $36.4 million for the three months ended March 31, 2011, compared to $26.1 million for the same period of 2010. The increase of $10.3 million or 39.4% was primarily a result of the inclusion of the former Microtune operations. The increase was slightly offset by decreased payroll costs in certain offices due to cost control measures in place.

Selling, General and Administrative

Selling, general and administrative expenses were $36.6 million for the three months ended March 31, 2011, compared to $24.1 million for the same period of 2010. The increase of $12.5 million or 51.7% was primarily a result of the inclusion of the former Microtune operations, restructuring activities in our overseas offices, cost of defending dissenting shareholder activities and acquisition expenses associated with the CSR merger.

Amortization of Intangible Assets

Amortization expense was $1.5 million for the three months ended March 31, 2011, compared to $0.1 million for the same period of 2010. The increase was primarily due to amortization related to intangible assets acquired through the Microtune acquisition. At March 31, 2011, we had approximately $32.2 million in net intangible assets acquired through the Microtune and Let It Wave acquisition, which we will continue to amortize on a straight line basis through 2019.

Interest and Other Income

Interest and other income was $0.9 million for the three months ended March 31, 2011, compared to $2.3 million for the same period of 2010. The decrease was primarily due to a lower investment balance compared to the prior year as a result of the Microtune acquisition and cash used in operating activities.

Provision for Income Taxes

We recorded a tax provision of $0.4 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively. The tax provisions for three month ended March 31, 2011 reflects primarily the sum of the estimated tax expenses in each of our profitable jurisdictions adjusted for discrete items which are fully recognized in the period they occurred. Discrete items for the three month ended March 31, 2011 were primarily benefits related to the conclusion of tax audit of Company’s 2005 through 2008 income tax returns by Israel Tax Authority. The tax provision for the three month ended March 31, 2010 reflects the estimated annual tax rate applied to the year to date profit before tax for our profitable jurisdictions, adjusted for discrete items that are fully recognized in the period they occurred

Liquidity and Capital Resources

At March 31, 2011, we had $64.4 million of cash and cash equivalents, and $187.0 million of short term investments. At March 31, 2011, we had $264.2 million of working capital.

Cash used in operating activities was $8.7 million during the three months ended March 31, 2011. While we recorded a net loss of $30.4 million, this loss included non-cash items such as amortization of intangible assets of $1.5 million, depreciation of $1.9 million, stock-based compensation expense of $3.9 million and deferred income taxes of $2.7 million resulting in our net loss adjusted for non-cash items to be a total net loss of $20.4 million. Cash flow from changes in assets and liabilities was primarily due to decrease of inventory by $5.2 million, prepaid expenses, other current assets and other assets decreased by $1.6 million and accounts payable increased by $8.0 million due to timing of payments. These changes were partially offset by and an increase in accounts receivable of $2.3 million due to the timing of shipments and increase in other liabilities totaling $0.8 million.

Cash used in investing activities was $8.7 million during the three months ended March 31, 2011. Investment purchases of $36.6 million and $1.2 million used for purchases of property and equipment were offset by proceeds from sales and maturities of investments of $29.1 million.

Cash provided by financing activities during the three months ended March 31, 2011 was $0.7 million and consisted of proceeds from issuances of common stock through exercises of employee stock options.

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

At March 31, 2011 and 2010, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of March 31, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases commitments (1)	$40,707	$7,703	$13,343	$12,232	$7,429
Purchase commitments (2)	33,897	33,897	—	—	—
Other long-term liabilities	38,367	—	16,505	938	20,924

Total	$112,971	$41,600	$29,848	$13,170	$28,353

(1)	We lease many of our office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2011 through fiscal year 2018.
(2)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We maintain an investment portfolio of various holdings, types, and maturities. See Note 5 to the Condensed consolidated Financial Statements. We hold our marketable securities as available-for-sale and mark them to market. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and believe that we have the ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge that could adversely impact our financial results.

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

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of March 31, 2011 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations. We recorded an exchange loss $0.2 million for the three months ended March 31, 2011 and 2010. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, Note 13.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following risk factors update and supersede in their entirety the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	our customers’ success in selling their products in their markets;

•	competitive pricing pressures;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the timing or cancellation of large customer orders;

•	changes in the mix of products sold;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	increased competition in product lines;

•	the length and variability of the sales cycle for our products;

•	price changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the impact of the recent earth quake and related nuclear accident in Japan

•	the loss or gain of important customers;

•	the cost and availability of adequate foundry capacity;

•	failure to anticipate changing customer product requirements;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of credit and equity market fluctuations and lack of credit availability for our customers and suppliers;

•	other conditions affecting the timing or size of customer orders;

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

A significant portion of our expenses are fixed, and the timing of increases in expenses is based in large part on our forecast of future revenues. As a result, if revenues do not meet our expectations, we may be unable to quickly adjust expenses to levels appropriate for our actual revenues, which could harm our operating results.

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

Our merger agreement with CSR contains a number of conditions that must be satisfied before the closing of the merger can occur. If one or more of these conditions is not satisfied, and as a result, we do not complete the merger, or in the event the proposed merger is not completed or delayed for any other reason, our business may be harmed because:

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

Our stock price may also fluctuate significantly based on announcements by CSR, Ramius, us or other third-parties regarding the proposed merger and/or Ramius’ to replace certain of our directors, or based on market perceptions of the likely outcomes of these events. Such announcements may lead to perceptions in the market that the merger may not be completed, which could cause our stock price to fluctuate or decline.

The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, and it restricts us, without CSR’s prior written consent, from taking certain specified actions until the merger is completed or the merger agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with CSR that could be favorable to us and our stockholders. Further, we risk losing key employees due to the uncertainty posed by the proposed merger and the recently completed Ramius consent solicitation. Efforts are needed by our employees to ensure that during the pendency of the proposed merger we continue to execute on our business plan and strategy, including research and development work on new products; sales and marketing efforts relating to current marketed products, as well as the launch of new products; and management of relationships with important customers, suppliers and other stakeholders to avoid disruption in our business. Moreover, our customers, suppliers and vendors could reduce or eliminate their business with us due to the merger, which could harm our business, particularly if the merger is not completed.

Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock, particularly if the merger does not close.

The recent natural disaster and related nuclear accident in Japan could disrupt our operations and those of our customers.

A number of companies that maintain facilities in Japan provide our suppliers or customers with materials and components. Even if these companies’ facilities are not located near the epicenter of the March 2011 Tohoku earthquake, they may be affected by the consequences of the natural disaster and related nuclear accident at the Fukushima I nuclear power plant that have affected Japan, which have included rolling blackouts, decreased access to materials and components and transportation interruptions. Some materials or components may be single-sourced from facilities in the areas affected by the natural disaster or related nuclear accident. If these conditions persist, we may experience shortages of materials or components required for the manufacturing of our products, which could limit our ability to supply these products. We may also experience delay or cancellation of orders from our customers, if they are unable to obtain adequate supplies of materials or components needed for the manufacture of their products that incorporate our chips, or if their operations are otherwise disrupted by the natural disaster and related nuclear accident in Japan, or if consumer demand weakens in Japan due to the disaster and related accident. These factors could harm our revenue and results of operations.

Our customers’ sales fluctuate due to product cycles and seasonality.

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers’ mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products, and therefore, a disproportionate percentage of our sales. However, due to our and our customers’ loss of market share in the DTV market, our revenues for the second half of 2010 were lower than the first half of 2010. Any further loss of market share by us or our customers could further harm our sales and results of operations in fiscal 2011 and future periods.

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

Our largest customers account for a substantial percentage of our revenues. For the quarter ended March 31, 2011, two customers accounted for 13% and11% of total revenues while sales to our ten largest customers accounted for 63% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. For example, in 2011, Cisco announced that they were discontinuing their Flip video product line which will impact our revenues for the remainder of 2011. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of March 31, 2011, two customers accounted for approximately 20% and 11% of our net accounts receivable balance, respectively.

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

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. In addition, we must continue to introduce new products with high average selling prices to compensate for our older products that may have declining average selling prices. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be – for example, we experienced significant declines in average selling prices during the first quarter of 2011 compared to the prior year.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past, we have been subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and we have been party to a number of patent-related lawsuits, both as plaintiff and defendant. In 2010 and 2009, we incurred $1.1 million and $11.8 million, respectively, in legal settlement costs. We could become subject to additional litigation in the future, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Future litigation against us, if successful, could subject us to significant liability for damages, restrict or prohibit the sale of our products or invalidate our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Our costs and potential liability are increased to the extent we have to indemnify or otherwise defend our customers. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

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

A portion of the cost of our operations, relating mainly to our personnel and facilities is incurred in Chinese renminbi, Israeli new shekels and other currencies other than United States dollars. As a result, we bear the risk that the rate of inflation in relevant countries or the decline in value of the United States dollar compared to those foreign currencies will increase our costs as expressed in United States dollars. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions designed to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against foreign currencies. These measures may not adequately protect us from the impact of inflation or currency fluctuation on our non-dollar denominated.

Because we have significant operations in Israel, our business and future operating results could be adversely affected by events that occur in or otherwise affect the Middle East.

We conduct a significant portion of our research and development and engineering activities, in addition to a portion of our sales and marketing operations, at a 109,700 square foot facility in Haifa, Israel, where we employ approximately 380 people.

As a result, our operations are affected by the local conditions and the actions taken by the governments in the Middle East, which may disrupt or hinder our business generally by delaying product development or interfering with global marketing efforts. For example, as a result of the heightened military operations in Gaza, some of our employees were conscripted into the Israeli armed forces for several weeks ending in January 2009. Additional employees may be called to active duty in the future. Extended absences could disrupt our operations and delay product development cycles.

In addition, military conflict or terrorist activities or other local economic and political instability in the Middle East, where there has been recent political instabilities, could harm our business as a result of a disruption in commercial activity or a general economic slowdown and reduced demand for consumer electronic products.

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

At March 31, 2011, we had $251.5 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in certificate of deposits insured by Federal Deposit Insurance Corporation (“FDIC”), commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

An activist stockholder group, the Ramius Group, sought a change in control of Zoran by removing, without cause, six of the seven current members of the Board of Directors and filling the vacancies with a slate of individuals selected by Ramius. Ramius commenced a consent solicitation, and on March 3, 2011 delivered consents by stockholders owning more than 50% of our outstanding shares to remove directors Uzia Galil, James D. Meindl and Philip M. Young, and to elect Ramius nominees Jon S. Castor, Dale Fuller and Jeffrey C. Smith. Ramius has also nominated its slate of individuals for election to replace our Board of Directors at the 2011 annual stockholders’ meeting. Our business could be materially harmed by Ramius’ actions because:

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

Purported class action lawsuits are frequently filed in response to merger announcements We and our Board of Directors are currently defending against several lawsuits in Delaware and California related to the proposed merger with CSR. See “Item 3 – Legal Proceedings” below.

Several plaintiff’s law firms have announced investigations of our company concerning possible breaches of fiduciary duty and other violations of law, and it is possible that one or more of these or other law firms could initiate additional litigation against us and/or our Board of Directors These lawsuits may require us to incur substantial legal fees and expenses, could create additional uncertainty relating to the proposed merger and could be distracting to management.

For more information on each of the above risk factors related to the merger, stockholders are encouraged to review the merger agreement, which is filed as an exhibit to the Current Report on Form 8-K that we filed with the SEC on February 22, 2011

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2011 and March 31, 2011, the sale prices of our common stock, as reported on the Nasdaq Global Selected Market, ranged from a low of $8.70 to a high of $11.22. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

•	announced or rumors regarding our ability to complete our sale to CSR

•	announcements concerning our business or that of our competitors or customers;

•	annual and quarterly variations in our operating results;

•	failure to meet our guidance or analyst estimates;

•	changes in analysts’ revenue or earnings estimates;

•	dissident stockholder actions, including Ramius

•	announcements of technological innovations by our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	loss of key personnel;

•	allegations that our intellectual property infringes that of others or adverse rulings in intellectual property or other litigation;

•	declining conditions in the semiconductor industry; and

•	developments in the financial markets.

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

ZORAN CORPORATION

/s/ Karl Schneider
Dated: May 9, 2011	Karl Schneider
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	N/A	3/09/2011

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

10.1	Agreement and Plan of Merger, dated as of February 20, 2011, by and among CSR PLC, Zeiss Merger Sub, Inc. and Zoran Corporation	8-K	000-27246	2.1	2/22/2011

10.4	First amendment to executive retention and severance plan	8-K	000-27246	10.1	1/05/2011

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X