Form 10-Q
period 2011-06-30
ZORAN CORP \DE\
filed 2011-08-05
CIK 1003022

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 2, 2011, there were outstanding 50,204,935 shares of the registrant’s Common Stock, par value $0.001 per share.

ZORAN CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

ZORAN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$59,303	$81,107
Short-term investments	182,162	180,159
Accounts receivable, net of allowance of $478 as of June 30, 2011 and December 31, 2010, respectively	22,000	22,815
Inventories	41,554	48,139
Prepaid expenses and other current assets	19,110	22,379

Total current assets	324,129	354,599
Property and equipment, net	15,876	16,959
Deferred income taxes	44,442	47,471
Other assets	32,259	34,535
Goodwill	22,286	20,144
Intangible assets, net	30,823	33,681

Total assets	$469,815	$507,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,167	$25,158
Accrued expenses and other current liabilities	41,046	42,236

Total current liabilities	73,213	67,394

Other long-term liabilities	39,793	38,517
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 105,000,000 shares authorized at June 30, 2011 and December 31, 2010; 50,107,982 shares issued and outstanding as of June 30, 2011; and 48,966,696 shares issued and outstanding as of December 31, 2010	50	49
Additional paid-in capital	868,776	857,154
Accumulated other comprehensive income	995	1,467
Accumulated deficit	(513,012)	(457,192)

Total stockholders’ equity	356,809	401,478

Total liabilities and stockholders’ equity	$469,815	$507,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Hardware product revenues.	$71,287	$82,721	$144,164	$161,771
Software and other revenues	11,564	10,649	23,607	22,050

Total revenues	82,851	93,370	167,771	183,821

Costs and expenses:
Cost of hardware product revenues	40,342	45,190	81,555	88,910
Research and development	35,271	29,043	71,670	55,157
Selling, general and administrative	31,424	24,890	68,026	49,016
Amortization of intangible assets	1,347	109	2,858	218

Total costs and expenses	108,384	99,232	224,109	193,301

Operating loss	(25,533)	(5,862)	(56,338)	(9,480)
Interest income	1,083	1,843	2,230	3,906
Other income (expense), net	(417)	257	(697)	543

Loss before income taxes	(24,867)	(3,762)	(54,805)	(5,031)
Provision for income taxes	587	2,900	1,015	5,600

Net loss	$(25,454)	$(6,662)	$(55,820)	$(10,631)

Net loss per share –Basic and diluted	$(0.51)	$(0.13)	$(1.13)	$(0.21)

Shares used to compute basic and diluted net loss per share	49,814	50,364	49,448	50,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZORAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(55,820)	$(10,631)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	3,635	3,130
Amortization of intangible assets	2,858	218
Stock-based compensation expense	7,249	4,636
Deferred income taxes	4,169	5,489
Realized gain on sale of short-term investments, net	(90)	(425)
Changes in assets and liabilities:
Accounts receivable	815	(7,255)
Inventories	6,585	(9,037)
Prepaid expenses and other current assets and other assets	4,600	(1,930)
Accounts payable	6,660	10,934
Accrued expenses, other current liabilities and other long-term liabilities	(1,707)	5,518

Net cash provided by (used in) operating activities	(21,046)	647

Cash flows from investing activities:
Purchases of property and equipment	(2,495)	(2,867)
Purchases of investments	(65,140)	(109,264)
Sales and maturities of investments	62,503	113,242

Net cash provided by (used in) investing activities	(5,132)	1,111

Cash flows from financing activities:
Repurchase of common stock	—	(20,058)
Proceeds from issuance of common stock	4,374	3,335

Net cash provided by (used in) financing activities	4,374	(16,723)

Net decrease in cash and cash equivalents	(21,804)	(14,965)
Cash and cash equivalents at beginning of period	81,107	89,318

Cash and cash equivalents at end of period	$59,303	$74,353

Supplemental cash flow information:
Cash payment for income taxes	$711	$627

Non-cash investing activities:
Purchase of property and equipment included in accrued liabilities	$—	$114

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

Recent accounting pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three month and six month periods ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of significance, or potential significance to the Company.

2. Acquisitions

Proposed Acquisition of the Company by CSR plc

On February 20, 2011, the Company entered into a definitive agreement with CSR plc (“CSR”), a global leader in wireless connectivity based in the United Kingdom. Under the agreement, each issued and outstanding share of common stock of the Company would be converted into the right to receive 0.4625 American Depository Shares (“ADSs”) of CSR, with each whole ADS representing 4.0 ordinary shares of CSR.

On June 16, 2011, the Company’s board of directors approved an amended and restated definitive agreement with CSR. Under this amended and restated agreement, each issued and outstanding share of common stock of the Company will be converted into the right to receive $6.26 in cash, without interest, plus 0.14725 of ADSs of CSR.

The transaction is expected to be completed in the third quarter of 2011 and is subject to approval by CSR’s and the Company’s shareholders as well as regulatory approvals and other customary closing conditions. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of CSR.

Acquisition of Microtune, Inc.

On November 30, 2010, the Company completed the acquisition of Microtune Inc. (“Microtune”), a receiver solutions company that designs and markets advanced radio frequency (“RF”) and demodulator electronics for worldwide customers based in Plano, Texas. The Company acquired Microtune, for among other reasons, to enhance its position in the core markets it serves and expand its worldwide presence, improving its ability to serve its customers as a single point-of-service provider. The Company has included the financial results of Microtune in its consolidated financial statements in the consumer segment from the date of acquisition. For the three month and six month periods ended June 30, 2011, Microtune contributed $15.4 million and $33.5 million, respectively to the Company’s total hardware revenue.

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

The following is the adjusted fair value of assets acquired and liabilities assumed from the Microtune acquisition (in thousands):

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

Customer relationships represent the fair values of the underlying relationships with Microtune’s customers. In-process research and development represents the fair values of incomplete Microtune research and development projects that had not reached technological feasibility as of the date of acquisition. Developed technologies represent the fair value of Microtune products that have reached technological feasibility and are part of Microtune’s product lines. Tradename represents the fair value of brand and name recognition associated with the marketing of Microtune’s products and services. For the three month and six month periods ended June 30, 2011, the Company recorded $1.3 million and $2.7 million of amortization expense, respectively, related to the intangible assets acquired through the Microtune acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Microtune as if the acquisition had occurred as of January 1, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Total revenue	$117,712	$230,535
Net loss	$(6,253)	$(11,111)
Basic and diluted loss per share	$(0.12)	$(0.22)

The pro forma financial information for the three month and six month periods ended June 30, 2010 includes (1) amortization charges from acquired intangible assets of $1.3 million and $2.6 million, respectively; (2) the estimated stock-based compensation expense related to the restricted stock-based awards assumed of $0.3 million and $0.7 million, respectively; (3) the elimination of historical stock-based compensation charges recorded by Microtune of $0.7 million and $1.3 million, respectively, as a result of the cancellation of all outstanding options on the acquisition date; and (4) a tax benefit adjustment of $0.9 million and $1.9 million respectively. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of January 1, 2010, and should not be taken as representative of the future consolidated results of operations of the Company.

3. Stock-based compensation

Stock Option Plans

As of June 30, 2011, the Company had outstanding options for the purchase of 7,534,519 shares of common stock held by employees and directors under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Outside Directors Equity Plan, 2000 Non-statutory Stock Option Plan, 1995 Outside Directors Stock Option Plan, 1993 Stock Option Plan and various other plans the Company assumed as a result of acquisitions. As of June 30, 2011, 3,345,254 shares remained available for future grants and awards under the 2005 Plan and the 2005 Outside Directors Equity Plan. Options and stock appreciation rights granted under the 2005 Plan must have exercise prices per share not less than the fair market value of the Company’s common stock on the date of grant and may not be repriced without stockholder approval. Such awards will vest and become exercisable upon conditions established by the Compensation Committee and may not have a term exceeding 10 years.

The following table summarizes the stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of hardware product revenues	$165	$82	$332	$158
Research and development	1,427	811	3,096	1,601
Selling, general and administrative	1,712	1,547	3,821	2,877

Total costs and expenses	$3,304	$2,440	$7,249	$4,636

The income tax benefit for share-based compensation expense was $170,000 and $612,000 for the three and six month periods ended June 30, 2011. The income tax benefit for share-based compensation expense was $360,000 and $632,000 for the three and six month periods ended June 30, 2010.

Valuation Assumptions

The Company estimates the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average expected term (years)	5.6	5.6	5.6	5.6
Expected volatility	53%	52%	53%	52%
Risk-free interest rate	1.9%	2.3%	1.9%	2.3%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average expected term (years)	1.25	1.25	1.25	1.25
Expected volatility	50%	55%	50%	55%
Risk-free interest rate	0.3%	1.3%	0.3%	1.3%
Dividend yield	0%	0%	0%	0%

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

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock Option Activity

The following is a summary of stock option activities:

	Shares Underlying Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2011	7,589,731	$14.13
Granted	921,940	$8.86
Exercised	(145,264)	$7.51
Cancelled	(831,888)	$16.14

Outstanding at June 30, 2011	7,534,519	$13.39

Significant option groups outstanding as of June 30, 2011, and the related weighted average exercise price and contractual life information, are as follows:

	Options Outstanding				Options Exercisable
Exercise Prices	Shares Underlying Options at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Shares Underlying Options at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 to $9.99	2,850,347	8.31	$8.96	$402	930,210	6.92	$8.71	$357
$10.00 to $11.99	860,523	4.25	$10.61	—	767,326	3.65	$10.56	—
$12.00 to $14.99	2,104,385	4.67	$13.92	—	1,886,654	4.48	$13.89	—
$15.00 to $19.99	774,829	3.76	$18.05	—	774,829	3.76	$18.05	—
$20.00 to $29.99	944,435	2.56	$24.28	—	943,330	2.56	$24.28	—

Total	7,534,519	5.64	$13.39	$402	5,302,349	4.34	$14.96	$357

Of the 7,534,519 stock options outstanding as of June 30, 2011, the Company estimates that approximately 7,282,526 will fully vest over the remaining contractual term. As of June 30, 2011, these options had a weighted average remaining contractual life of 5.51 years, a weighted average exercise price of $13.54 and aggregate intrinsic value of $0.4 million.

The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2011 was $4.30 and $5.51 per share. The weighted average grant date fair value of options granted during the three and six month periods ended June 30, 2010 was $4.93 per share.

The aggregate intrinsic value of options outstanding and exercisable in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.40 as of June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of June 30, 2011 was 164,847. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2011 was $176,000 and $360,000, respectively. There was no excess tax benefit realized by the Company for the three and six month periods ended June 30, 2011 and 2010 for option exercises.

As of June 30, 2011, the Company had $11.9 million of unrecognized stock-based compensation cost related to stock options after estimated forfeitures, which are expected to be recognized over the weighted average remaining term of 2.82 years.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Shares and Restricted Stock Units

The Company adopted Microtune’s amended and restated 2000 stock plan and 2010 stock plan in connection with the Microtune acquisition. Restricted shares and restricted stock units are granted under the Company’s 2005 Plan and Microtune’s amended and restated 2000 plan and 2010 plan. As of June 30, 2011, there was $15.6 million of total unrecognized stock-based compensation cost related to restricted shares and restricted stock units, which are expected to be recognized over the weighted average remaining term of 3.07 years.

The following is a summary of restricted shares and restricted stock units activities under the Company’s 2005 plan:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2011	916,448	$9.91
Granted	1,146,250	$8.63
Released	(191,901)	$9.98
Forfeited	(56,162)	$9.55

Balances, June 30, 2011	1,814,635	$9.11

The following is a summary of Zoran’s restricted share and restricted stock unit activities under the 2000 and 2010 Microtune Plans:

	Outstanding Restricted Shares and Stock Units	Weighted- Average Grant- Date Fair Value
Balances, January 1, 2011	1,340,141	$6.99
Released	(237,664)	$6.99
Forfeited	(483,780)	$6.99

Balances, June 30, 2011	618,697	$6.99

Employee Stock Purchase Plan

The Company’s 1995 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors in October 1995 and approved by its stockholders in December 1995. The ESPP enables employees to purchase shares through payroll deductions at approximately 85% of the lesser of the fair value of common stock at the beginning of a 24-month offering period or the end of each six-month segment within such offering period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code. During the three month and six month periods ended June 30, 2011, 566,457 shares were purchased by employees under the terms of the plan agreements at a weighted average price of $5.797 per share. As of June 30, 2011, 1,958,766 shares were reserved and available for issuance under the ESPP.

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

As of June 30, 2011 and 2010, the authorized amount that remained available under the Company’s stock repurchase program was $51.3 million and $60.2 million, respectively. The Company retires all shares repurchased under the stock repurchase program. There were no repurchases during the three month and six month periods ended June 30, 2011. The purchase price for the repurchased shares of the Company’s common stock is reflected as a reduction of common stock and additional paid-in capital.

4. Comprehensive Loss

The following table presents the calculation of comprehensive loss. The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(25,454)	$(6,662)	$(55,820)	$(10,631)
Change in unrealized gain on investments, net of tax	(58)	(656)	(472)	(664)

Total comprehensive loss	$(25,512)	$(7,318)	$(56,292)	$(11,295)

5. Marketable Securities

The Company’s portfolio of available for sale securities as of June 30, 2011 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$129,052	$1,619	$(47)	$130,624
U.S. government and agency securities	6,874	34	(1)	6,907
Foreign and municipal bonds	8,186	105	—	8,291
Certificates of deposit	35,434	1	(4)	35,431

Total fixed income securities	179,546	1,759	(52)	181,253
Publicly traded equity securities	1,091	—	(182)	909

Total available for sale securities	$180,637	$1,759	$(234)	$182,162

The Company’s portfolio of available for sale securities as of December 31, 2010 was as follows (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$122,198	$2,301	$(24)	$124,475
U.S. government and agency securities	4,469	31	(1)	4,499
Foreign and municipal bonds	8,238	62	(23)	8,277
Certificate of deposits	41,913	7	—	41,920

Total fixed income securities	176,818	2,401	(48)	179,171
Publicly traded equity securities	1,091	16	(119)	988

Total available for sale securities	$177,909	$2,417	$(167)	$180,159

The following table summarizes the maturities of the Company’s fixed income securities as of June 30, 2011 (in thousands):

	Cost	Estimated Fair Value
Less than 1 year	$95,509	$96,450
Due in 1 to 2 years	44,617	45,127
Due in 2 to 5 years	39,420	39,676

Total fixed income securities	$179,546	$181,253

The table below shows the fair value of investments in available for sale securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2011 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Corporate notes and bonds	$14,730	$(47)	$—	$—	$14,730	$(47)
U.S. government and agency securities	999	(1)	—	—	999	(1)
Certificates of deposit	1,236	(4)	—	—	1,236	(4)

Total fixed income securities	16,965	(52)	—	—	16,965	(52)
Publicly traded equity securities	858	(66)	51	(116)	909	(182)

Total available for sale securities	$17,823	$(118)	$51	$(116)	$17,874	$(234)

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

The Company had no assets or liabilities utilizing Level 3 inputs as of June 30, 2011.

The following table represents the Company’s fair value hierarchy for its financial assets (investments) measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Level 1	Level 2	Total
Corporate notes and bonds	$—	$130,624	$130,624
U.S. government and agency securities	—	6,907	6,907
Foreign and municipal bonds	—	8,291	8,291
Certificates of deposit	—	35,431	35,431

Total fixed income securities	—	181,253	181,253
Publicly traded equity securities	909	—	909

Total	$909	$181,253	$182,162

Publicly traded equity securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations, or alternative pricing sources. When other observable market data is not available, the Company relies on non-binding quotes from an independent broker. Non-binding quotes are based on proprietary valuation models. These models use algorithms based on inputs such as observable market data, quoted market prices for similar instruments, historical pricing trends of a security as relative to its peers, internal assumptions of the broker and statistically supported models. The types of instruments valued based on other observable inputs include corporate notes and bonds, U.S. Government agency securities, foreign municipal bonds and certificate of deposits. We have reviewed our financial and non-financial assets and liabilities as of June 30, 2011 and December 31, 2010 and concluded there were no material impairment charges needed.

7. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Purchased parts	$17,139	$17,184
Work in process	7,414	11,924
Finished goods	17,001	19,031

	$41,554	$48,139

8. Goodwill and Other Intangible Assets

The Company monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually as of September 30, or sooner if events or changes in circumstances indicate that the carrying amount of a specific reporting unit may not be recoverable. Potential goodwill impairment is measured based upon a two-step process. In the first step, the Company compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of an impairment loss. The fair values of the reporting units are estimated using the expected present value of future cash flows.

On November 30, 2010, the Company completed the acquisition of Microtune which resulted in an increase in goodwill of $18.1 million (as adjusted in the quarter ended March 31, 2011 – see Note 2) and an increase in purchased intangible assets of $33.8 million.

During the quarter ended June 30, 2011, the Company identified a goodwill impairment indicator with respect to the reporting unit containing the Microtune business and performed the first step of the goodwill impairment test, and concluded that the fair value of such reporting unit exceeded its carrying value at June 30, 2011. Accordingly, no goodwill impairment charge was required.

Components of Acquired Intangible Assets (in thousands):

		June 30, 2011			December 31, 2010
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortized intangible assets:
Purchased technology	2-3	$201,132	$(193,823)	$7,309	$201,132	$(193,231)	$7,901
Patents	3-5	40,265	(40,265)	—	40,265	(40,265)	—
Customer base	3-5	28,572	(15,758)	12,814	28,572	(13,751)	14,821
Tradename and others	1-5	4,301	(4,301)	—	4,301	(4,042)	259

Total intangible assets subject to amortization		274,270	(254,147)	20,123	274,270	(251,289)	22,981
In-process research and development	N/A	10,700	—	10,700	10,700	—	10,700

Total		$284,970	$(254,147)	$30,823	$284,970	$(251,289)	$33,681

Estimated future intangible amortization expense, based on current balances, as of June 30, 2011 is as follows (in thousands):

Remaining nine months in 2011	$2,466
Year ending December 31, 2012	4,933
Year ending December 31, 2013	4,933
Year ending December 31, 2014	4,620
Year ending December 31, 2015	1,155
Thereafter	2,016

Total future amortization	$20,123

Components of Goodwill (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Balance	Gross Carrying Amount	Accumulated Impairment	Net Balance
Goodwill	$186,780	$(164,494)	$22,286	$184,638	$(164,494)	$20,144

Changes in the carrying amount of goodwill for the six month period ended June 30, 2011 and the year ended December 31, 2010 are as follows (in thousands):

	Imaging	Consumer
Balance at January 1, 2010	$4,197	$—
Addition in connection with the acquisition of Microtune	—	15,947
Impairment of goodwill	—	—

Balance at December 31, 2010	4,197	15,947
Goodwill adjustment (Note 2)	—	2,142
Impairment of goodwill	—	—

Balance at June 30, 2011	$4,197	$18,089

9. Other Long-Term Liabilities

The following is a summary of other long term liabilities as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Severance obligations, Israel (see note below)	$18,695	$17,106
Other employment related obligations	3,197	3,306
Income tax liability	14,166	13,364
Deferred rent	2,244	2,054
Other	1,491	2,687

	$39,793	$38,517

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

The severance pay detail is as follows (in thousands):

	June 30, 2011	December 31, 2010
Accrued severance	$18,695	$17,106
Less: amount funded	(18,001)	(16,629)

Unfunded portion, net accrued severance pay	$694	$477

10. Income Taxes

The Company follows the asset and liability method of accounting for income taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

The Company assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the source of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carry-forward periods. Throughout 2010 and for the first six months of 2011, the Company reported a rolling three year cumulative loss in multiple foreign jurisdictions. The cumulative three-year loss was considered significant negative evidence that was objective and verifiable and thus was heavily weighted. Additional negative evidence the Company considered included projections of future losses, the historical volatility of the semiconductor industry and the highly competitive nature of the DTV, Multimedia player and Mobile markets in which the Company operates. Positive evidence considered by the Company in its assessment included lengthy operating loss carry-forward periods, and a lack of unused expired operating loss carry-forwards in the Company’s history. After considering both the positive and negative evidence, the Company determined that it was still more-likely-than-not that it would not realize the full value of certain foreign jurisdiction deferred tax assets. As a result, the Company continues to record a valuation allowance against those deferred tax assets to reduce them to their estimated net realizable value with a corresponding non-cash charge. It is possible that the Company will remove or record a valuation allowance on these or other jurisdictions in the future dependent primarily on the actual and projected results in each jurisdiction.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined. The Company’s June 30, 2011 tax provision includes a benefit of $1.4 million, reducing the amount recorded for uncertain tax positions, as a result of concluding an income tax audit by the Israel Tax Authority.

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

The Company has determined that the effective tax rate method for computing the Zoran group tax provision does not provide meaningful results because of the uncertainty in reliably estimating 2011 annual effective tax rate. As a result, the provision for income taxes for the three month and six month periods ended June 30, 2011 reflects the sum of the estimated tax expense in each of our profitable jurisdictions for their year to date profit.

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

Information about reported segment income or loss is as follows for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
Consumer	$67,133	$79,080	$136,846	$154,705
Imaging	15,718	14,290	30,925	29,116

	$82,851	$93,370	$167,771	$183,821

Operating expenses:
Consumer	$95,022	$88,220	$197,303	$171,900
Imaging	12,015	10,903	23,948	21,183

	$107,037	$99,123	$221,251	$193,083

Contribution margin:
Consumer	$(27,889)	$(9,140)	$(60,457)	$(17,195)
Imaging	3,703	3,387	6,977	7,933

	$(24,186)	$(5,753)	$(53,480)	$(9,262)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contribution margin from operating segments	$(24,186)	$(5,753)	$(53,480)	$(9,262)
Amortization of intangible assets	1,347	109	2,858	218

Total operating loss	$(25,533)	$(5,862)	$(56,338)	$(9,480)

The Company maintains operations in China, France, Germany, India, Israel, Japan, Korea, Philippines, Taiwan, the United Kingdom and the United States. Activities in Israel and the United States consist of corporate administration, product development, logistics and worldwide sales management. Other foreign operations consist of sales, product development and technical support.

The geographic distribution of total revenues for the three and six month periods ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues from unaffiliated customers originating from:
China	$29,615	$36,985	$50,409	$71,593
Taiwan	24,378	26,797	53,956	50,829
Japan	14,489	20,807	32,579	41,292
Europe	5,993	19	13,114	28
United States	5,365	5,702	10,969	11,364
Korea	1,406	1,954	3,455	5,972
Other	1,605	1,106	3,289	2,743

Total revenues	$82,851	$93,370	$167,771	$183,821

For the three months ended June 30, 2011, one customer accounted for 11% of total revenues. For the six month period ended June 30, 2011, two customers accounted for 12% and 10% of total revenues, respectively. For the three months ended June 30, 2010, four customers accounted for 14%, 13%, 11% and 11% of total revenues, respectively. For the six month period ended June 30, 2010, four customers accounted for 15%, 13%, 11% and 11% of total revenues, respectively.

As of June 30, 2011, three customers accounted for approximately 14%, 13% and 13% of the net accounts receivable balance, respectively, and as of December 31, 2010, four customers accounted for approximately 15%, 11%, 11% and 10% of the net accounts receivable balance, respectively.

12. Net Loss Per Share

The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(25,454)	$(6,662)	$(55,820)	$(10,631)

Basic and dilutive weighted average shares outstanding	49,814	50,364	49,448	50,769

Net loss per share:
Basic and diluted	$(0.51)	$(0.13)	$(1.13)	$(0.21)

For the three and six month periods ended June 30, 2011 and 2010, outstanding options and restricted stock units were excluded from the computation of diluted net loss per share as the inclusion of such shares would have had an anti-dilutive effect.

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

Advanced Processor Technologies LLC v. Analog Devices, Inc., et al.

On January 26, 2011, Advanced Processor Technologies LLC (“APT”) filed an amended complaint against the Company and eight other defendants in the United States District Court for the Eastern District of Texas. The complaint alleges that the Company and each of the other defendants manufactures, uses, sells, imports, and/or offers for sale data processors with memory management units (“MMUs”), or products containing such devices, that directly infringe one or more of the claims of United States Patent No. 6,047,354 and that products of the Company and certain of the other defendants also directly infringe one or more of the claims of United States Patent No. 5,796,978. The complaint alleges that each of the defendants’ accused products incorporates one of several processor cores manufactured by ARM Ltd., or products that incorporate ARM processor cores. The complaint does not specify which of the Company’s products allegedly infringe the APT patents. The complaint seeks unspecified damages for past infringement and either a permanent injunction against future infringement or the award of a reasonable royalty for such infringement. ARM has agreed to provide the defense for the Company and the other defendants in this lawsuit and to indemnify them against any damages and costs that may be finally awarded, subject to certain limitations. On April 15, 2011, the Company filed an answer that included affirmative defenses denying APT’s allegations of infringement. The case is in its preliminary stages, and discovery has not yet commenced. Accordingly, the Company’s potential loss, if any, is not reasonably estimable at this time.

Freescale Semiconductor, Inc. v. Zoran Corporation, Funai Electric Co., Ltd., Funai Corporation, Inc., and MediaTek Inc.

On June 8, 2011, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint (the “ITC Complaint”) with the United States International Trade Commission (the “ITC”) naming as respondents, the Company, Funai Electric Co., Ltd. and Funai Corporation, Inc. (collectively, “Funai”) and MediaTek Inc. (“MediaTek”). The ITC Complaint alleges that each of the respondents, including the Company, infringes claims 9 and 10 of United States Patent No. 5,467,455 (the “’455 patent”) directly and by inducement and contributory infringement. The ITC Complaint accuses the Company’s integrated circuits, including, but not limited to, the Company’s SupraHD digital television integrated circuits, of infringement. The ITC Complaint seeks an exclusion order against future importation of the infringing integrated circuits, chipsets, and products containing same, including, but not limited to, televisions, and an order directing the proposed respondents, their affiliates and others acting on their behalf to cease and desist from importing, marketing, advertising, demonstrating, warehousing for distribution, offering for sale, selling, distributing, licensing or using the infringing products in the United States or transferring them outside of the United States. On July 14, 2011, the ITC formally instituted the investigation. To date, the Company has not filed an answer.

On June 8, 2011, Freescale also filed a complaint in the United States District Court for the Western District of Texas against the Company and MediaTek (the “District Court Complaint”). The District Court Complaint accuses the Company and MediaTek of infringing the ‘455 patent. The District Court Complaint alleges that the Company infringes the ’455 patent directly and by inducement and contributory infringement. The District Court Complaint accuses the Company’s integrated circuits, including, but not limited to, the Company’s SupraHD digital television integrated circuits, of infringement and seeks unspecified damages, a permanent injunction against further infringement, a finding of willful infringement, and attorneys’ fees and costs. To date, the Company has not filed an answer.

The ITC and District Court actions are in their very preliminary stages, and discovery has not yet commenced. Accordingly, the Company’s potential loss, if any, is not reasonably estimable at this time. The Company intends to vigorously defend itself against the allegations made by Freescale in the ITC and District Court actions. However, the Company cannot provide any assurance that the ultimate outcome of the actions will not have a material adverse effect on its business, financial condition, results of operations or cash flows for a particular period or on the trading price of the Company’s Common Stock.

Litigation Related to the Merger

On February 23, 2011, a purported class action lawsuit was filed in Delaware Chancery Court by Judy Kauffman Goldstein, an alleged stockholder of the Company who seeks to represent a class comprised of the Company’s stockholders. The complaint in this action (the “Goldstein complaint”) names as defendants the Company, the members of the Company’s board of directors as of the date of the Goldstein complaint, CSR and Zeiss Merger Sub, Inc (“Merger Sub”). The Goldstein complaint alleges that the director defendants breached fiduciary duties assertedly owed to the Company and its stockholders by entering into the merger agreement with CSR that was announced on February 22, 2011; that CSR and Merger Sub aided and abetted the alleged breaches of fiduciary duty; and that if the merger is allowed to proceed, the stockholders will suffer damages because their shares will be acquired for less than their actual value. The plaintiff seeks an order of the Court certifying the action as a class action; rescinding the merger and/or preliminarily enjoining the defendants from consummating the merger; enjoining the defendants from taking any further action to interfere with a consent solicitation previously commenced by Ramius Value and Opportunity Master Fund Ltd. (“Ramius”); and/or awarding damages, attorney’s fees and costs.

On February 25, 2011, a second purported class action was filed in the same court by Lawrence Zucker, an alleged stockholder of the Company, who seeks to represent the same purported class. The complaint in this action (the “Zucker complaint”) names as defendants the members of the Company’s board of directors as of the date of the complaint and the Company. The allegations contained in the Zucker complaint are largely similar to the allegations contained in the Goldstein complaint, except that the Zucker complaint also alleges that the Company aided and abetted alleged breaches of fiduciary duty by the director defendants; does not name CSR or Merger Sub as defendants; and does not allege that CSR or Merger Sub aided or abetted any alleged breaches of fiduciary duty. The plaintiff seeks similar relief to that sought in the Goldstein complaint, except that the Zucker complaint does not seek any relief with respect to the Ramius consent solicitation. On March 10, 2011, the Chancery Court consolidated the Goldstein and Zucker actions and designated the Goldstein complaint as the operative complaint in the consolidated action. On May 19, 2011, an amended complaint was filed in the consolidated action. In addition to the allegations in the original complaints in the Goldstein and Zucker actions, the consolidated complaint alleges that the registration statement filed by CSR on April 19, 2011 containing CSR and the Company’s preliminary proxy statement/prospectus fails to provide the Company’s stockholders with material information and provides them with materially misleading information. The amended complaint requests the same relief as the original complaints, except that it does not request an order enjoining the defendants from taking any further action to interfere with the Ramius consent solicitation.

On March 29, 2011, a purported class action lawsuit was filed in California Superior Court, Santa Clara County by Clal Finance Mutual Funds Corporation, an alleged stockholder of the Company that seeks to represent a class comprised of the Company’s stockholders. The complaint in this action (the “Clal Finance complaint”) names as defendants the Company, four members of the Company’s board of directors, CSR and Merger Sub. The Clal Finance complaint alleges that the director defendants breached fiduciary duties allegedly owed to the Company and its stockholders by engaging in a flawed sale process that culminated in the merger agreement with CSR that was announced on February 20, 2011; that the Company, CSR and Merger Sub aided and abetted the alleged breaches of fiduciary duty; and that if the merger is allowed to proceed, the stockholders will suffer damages because their shares will be acquired for less than their actual value. The plaintiff seeks an order of the Court certifying the action as a class action; rescinding the merger and/or preliminarily enjoining the defendants from consummating the merger; directing the director defendants to commence a sale process designed to secure the best possible consideration for the Company’s stockholders; and/or awarding damages, attorneys’ fees and costs. Accordingly, the Company’s potential loss, if any, is not reasonably estimable at this time. On April 29, 2011, the Court entered its order, upon the stipulation of the parties, that the defendants need not respond to the complaint in this action until and unless the plaintiff filed an amended complaint or notified the defendants that it intended not to file an amended complaint. On May 2, 2011, counsel for the plaintiff agreed with counsel for the defendants that the California litigation would be stayed while the Delaware cases were being litigated, and that the plaintiff and its attorneys would only request relief, if at all, through the Delaware litigation.

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

As part of the acquisition of Microtune, Inc. on November 30, 2010, the Company assumed a contractual obligation to indemnify two former Microtune officers, Douglas J. Bartek and Nancy A. Richardson, for their ongoing legal fees associated with their alleged violations of the U.S. securities laws related to Microtune’s historical stock option granting practices. The assessment of the obligation included the range of possible trial outcomes as determined on November 30, 2010. The Company was not able to reasonably estimate the ongoing legal fees for which it is required to indemnify but was able to determine a range of possible outcomes ranging from $1.7 million to $8.0 million. The Company recorded in the quarter ended March 31, 2011 an adjustment to goodwill and a corresponding liability of $1.7 million (see Note 2) since the Company concluded that no amount within that range was more likely than another, it recorded the liability at the low point in the range. On February 16, 2011, the District Court granted in part the motions for summary judgment filed by Mr. Bartek and Ms. Richardson. On April 1, 2011, the plaintiff SEC filed a motion to voluntarily dismiss all remaining claims against Mr. Bartek and Ms. Richardson so that it could pursue an appeal of the District Court’s summary judgment rulings. The District Court granted the SEC’s motion on April 11, 2011 and entered a final judgment, which was amended on June 9, 2011. The SEC filed its notice of appeal on June 9, 2011, which appeal remains pending.

Other Legal Matters

The Company is named from time to time as a party to lawsuits in the normal course of its business, such as the matter described above. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. The Company accrues for contingent liabilities when it determines that it is probable that a liability had been incurred at the date of the financial statements and that the amount of such liability can be reasonably estimated. During the six month periods ended June 30, 2011 and 2010, the Company incurred $0.3 million and $1.1 million of costs, respectively, in connection with settlement of disputes, respectively.

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

On February 20, 2011, the Company entered into a definitive agreement with CSR plc (“CSR”), a global leader in wireless connectivity based in the United Kingdom. Under the agreement, each issued and outstanding share of common stock of the Company would be converted into the right to receive 0.4625 American Depository Shares (“ADSs”) of CSR, with each whole ADS representing 4 ordinary shares of CSR.

On June 16, 2011, the Company’s board of directors approved an amended and restated definitive agreement with CSR. Under this amended and restated agreement, each issued and outstanding share of common stock of the Company will be converted into the right to receive $6.26 in cash, without interest, plus 0.14725 of ADSs of CSR. The transaction is expected to be completed in the third quarter of 2011 and is subject to approval by CSR’s and the Company’s shareholders as well as regulatory approvals and other customary closing conditions. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of CSR.

On November 30, 2010, we completed the acquisition of Microtune, a receiver solutions company that designs and markets advanced RF and demodulator electronics for worldwide customers based in Plano, Texas. We acquired Microtune, among other things, to enhance our position in the core markets we serve and expand our worldwide presence, improving our ability to serve our customers as a single point-of-service provider. We have included the financial results of Microtune in our consolidated financial statements from the date of acquisition. For the three month and six month periods ended June 30, 2011, Microtune contributed $15.4 million and $33.5 million, respectively to the Company’s total hardware revenues.

In the fiscal year 2010 and first half of 2011, we experienced a significant reduction in the demand for our DTV and multimedia player products primarily due to loss of market share by our key customers resulting in reduced orders of our products. In the second half of 2010, we were impacted by one of our customers’ decision to add a second supplier, causing additional market share loss for us. In 2011, as a result of the Japan earthquake, we have experienced delays and cancellations of orders from our customers, as well as conservative ordering patterns. Further, in April 2011, Cisco announced that they were discontinuing their Flip video camera product line which impacted our Mobile product revenues. As a result of these developments, we have taken certain restructuring activities such as discontinuing further investment in our multimedia player products, we also closed our Sweden office in the second half of 2010 and further decreased headcount in our offices in the first half of 2011 to reduce our operating expenses, to right-size the business and maintain a strong balance sheet.

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

Income Taxes

Our global effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses as our statutory tax rate varies significantly by jurisdiction. Our current tax expense reflects taxes expected to be owed in our profitable jurisdictions. In addition, in certain foreign jurisdictions, we record a valuation allowance on the portion of those deferred tax assets for which future income is uncertain. The determination of when to record or remove a valuation allowance is highly subjective and is made for each jurisdiction separately. We rely primarily on an analysis of cumulative earnings or losses and projected future earnings or losses. It is possible that we will remove or record a valuation allowance in the near future dependent primarily on the actual and projected results in each jurisdiction. Our June 30, 2011 tax provision includes a benefit of $1.4 million, reducing the amount recorded for uncertain tax positions, as a result of concluding an income tax audit by the Israel Tax Authority.

Our Israeli subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel. Our U.S. federal net operating losses expire at various times between 2017 and 2029, and the benefits from our subsidiary’s Approved Enterprise status expire at various times beginning in 2012.

Segments

Our products consist of application-specific integrated circuits, or ASICs and SOC products. We also license certain software and other intellectual property. We have two reportable segments – Consumer and Imaging. The Consumer group provides products for use in multimedia player products, standard and high definition digital televisions, set-top boxes, digital cameras and multimedia mobile phones. The Imaging group provides products used in digital copiers, laser and inkjet printers, and multifunction peripherals.

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

Results of Operations

The following table summarizes selected consolidated statement of operations data and changes for the periods presented (amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2011	2010	$	%
Revenues:
Hardware product revenues	$71,287	$82,721	$(11,434)	(13.8)%
Software and other revenues	11,564	10,649	915	8.6%

Total revenues	82,851	93,370	(10,519)	(11.3)%

Cost and expenses:
Cost of hardware product revenues	40,342	45,190	(4,848)	(10.7)%
Research and development	35,271	29,043	6,228	21.4%
Selling, general and administrative	31,424	24,890	6,534	26.3%
Amortization of intangible assets	1,347	109	1,238	1,135.8%

Total costs and expenses	108,384	99,232	9,152	9.2%

Operating loss	(25,533)	(5,862)	(19,671)	*

Interest and other income, net	666	2,100	(1,434)	(68.3)%
Provision for income taxes	587	2,900	(2,313)	*

Net loss	$(25,454)	$(6,662)	$(18,792)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	56.6%	54.6%

*	not meaningful

	Six Months Ended June 30,		Change
	2011	2010	$	%
Revenues:
Hardware product revenues	$144,164	$161,771	$(17,607)	(10.9)%
Software and other revenues	23,607	22,050	1,557	7.1%

Total revenues	167,771	183,821	(16,050)	(8.7)%

Cost and expenses:
Cost of hardware product revenues	81,555	88,910	(7,355)	(8.3)%
Research and development	71,670	55,157	16,513	29.9%
Selling, general and administrative	68,026	49,016	19,010	38.8%
Amortization of intangible assets	2,858	218	2,640	1,211.0%

Total costs and expenses	224,109	193,301	30,808	15.9%

Operating loss	(56,338)	(9,480)	(46,858)	*

Interest and other income, net	1,533	4,449	(2,916)	(65.5)%
Provision for income taxes	1,015	5,600	(4,585)	*

Net loss	$(55,820)	$(10,631)	$(45,189)	*

Supplemental Operating Data:
Cost of hardware product as % of hardware product revenues	56.6%	55.0%

*	not meaningful

Revenues

Hardware product revenues for the three month period ended June 30, 2011 were $71.3 million, compared to $82.7 million for the same period of 2010. Hardware product revenues decreased $12.2 million, or 15.6%, in the Consumer segment, partially offset by an increase of $0.8 million, or 20.6%, in the Imaging segment. The average selling price for products in the Consumer segment decreased by 26.3% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for Mobile product decreased by $18.4 million, or 43.8%, DTV product revenues decreased by $8.5 million, or 32.5%, and hardware product revenues for Multimedia Player products decreased by $0.8 million, or 7.1% compared to the same period of the prior year. The decrease in Mobile product revenues was primarily caused by a 32.3% reduction in total units shipped and a 17.0% reduction in average selling price compared to the same period of the prior year as a result of our decision to discontinue our Approach product line in 2009, the effect of the Japan earthquake and Cisco’s decision to discontinue its Flip video camera product line in April 2011. The decrease in DTV product revenues was mainly caused by a 18.6% reduction in total units shipped and a 17.1% reduction in average selling price compared to the same period of the prior year due to loss of market share by our key customers and the decision of one of our customers to add a second source supplier in the second half of 2010. The decrease in Multimedia Player product revenues was mainly caused by a decrease of 8.8% in the average selling price compared to the same period of the prior year as a result of our decision to discontinue further investments in Multimedia Player products and reduce our headcount in that area, which should enable us to harvest end-of-life revenues and be profitable in this business segment for the remainder of 2011. The decrease of Mobile, DTV and Multimedia Player hardware product revenues was partially offset by an increase of $15.4 million in Broadband receiver hardware product revenues due to the Microtune acquisition which was completed in November 2010. The increase in Imaging hardware product revenues was primarily due to an 11.6% increase in average selling prices compared to the same period of the prior year due to shifts in product mix and an 8.1% increase in total units shipped compared to the same period of the prior year.

Hardware product revenues for the six month period ended June 30, 2011 were $144.2 million, compared to $161.8 million for the same period of 2010. Hardware product revenues decreased $18.6 million, or 12.1%, in the Consumer segment, partially offset by an increase of $1.0 million, or 12.9%, in the Imaging segment. Average selling price for products in the Consumer segment decreased by 28.5% compared to the same period of the prior year. Within the Consumer segment, hardware product revenues for Mobile products decreased by $27.2 million, or 32.6%, DTV product revenues decreased by $20.4 million, or 40.7%, and hardware product revenues for Multimedia Player products decreased by $4.5 million, or 22.0%, compared to the same period of the prior year. The decrease in Mobile hardware product revenues was mainly due to a decrease of 18.5% in total units shipped and a decrease of 17.3% in average selling price compared to the same period of the prior year as a result of our decision to discontinue our Approach product line in 2009, the effect of the Japan earthquake and Cisco’s decision to discontinue its Flip video camera product line in April 2011. The decrease in DTV hardware product revenues was mainly caused by a decrease of 25.3% in total units shipped and a 20.7% decrease in average selling price compared to the same period of the prior year. The decrease was primarily due to loss of market share by our key customers and the decision of one of our customers to add a second source supplier in the second half of 2010. The decrease in Multimedia Player product revenues was mainly caused by a decrease of 15.5% in total units shipped and a decrease of 7.7% in average selling price compared to the same period of the prior year as a result of our decision to discontinue further investments in Multimedia Player products and reduce our headcount in that area, which should enable us to harvest end-of-life revenues and be profitable in this business segment for the remainder of 2011. The decrease of Mobile, DTV and Multimedia Player hardware product revenues was partially offset by an increase of $33.5 million in Broadband receiver hardware product revenues due to the Microtune acquisition which was completed in November 2010. The increase in Imaging hardware product revenues was primarily due to an increase of 5.9% in average selling price due to shifts in product mix and an 6.6% increase in total units shipped compared to the same period of the prior year.

Software and other revenues were $11.6 million for the three month period ended June 30, 2011, compared to $10.6 million for the same period of 2010. Software and other revenues for the Consumer segment and Imaging segment increased by $0.3 million and $0.9 million, respectively, during the three month period ended June 30, 2010.

Software and other revenues were $23.6 million for the six month period ended June 30, 2011, compared to $22.1 million for the same period of 2010. Software and other revenues for the Consumer segment and Imaging segment both increased by $0.8 million during the six month period ended June 30, 2010. The increase was primarily due to timing of new license agreements signed.

Cost of Hardware Product Revenues

Cost of hardware product as a percentage of hardware revenues increased to 56.6% for the three month period ended June 30, 2011 from 54.6% for the same period of 2010. Cost of hardware product as a percentage of hardware revenues increased to 56.6% for the six month period ended June 30, 2011 from 55.0% for the same period of 2010. These increases were primarily due to change in product mix and general average selling price erosion.

Research and Development

Research and development expenses were $35.3 million for the three month period ended June 30, 2011, compared to $29.0 million for the same period of 2010, representing an increase of $6.2 million or 21.4%. Research and development expenses were $71.7 million for the six month period ended June 30, 2011, compared to $55.2 million for the same period of 2010, representing an increase of $16.5 million or 29.9%. These increases were primarily a result of the inclusion of the operations of Microtune which we acquired in November 2010, restructuring activities in our offices and the timing of tape-outs, which include mask sets and engineering wafers.

Selling, General and Administrative

Selling, general and administrative expenses were $31.4 million for the three month period ended June 30, 2011, compared to $24.9 million for the same period of 2010, representing an increase of $6.5 million or 26.3%. Selling, general and administrative expenses were $68.0 million for the six month period ended June 30, 2011, compared to $49.0 million for the same period of 2010, representing an increase of $19.0 million or 38.8%. These increases were primarily a result of the inclusion of the operations of Microtune which we acquired in November 2010, restructuring activities in our offices, cost of defending dissent shareholder activities and acquisition expenses associated with the CSR merger.

Amortization of Intangible Assets

Amortization expense was $1.3 million for the three month period ended June 30, 2011, compared to $0.1 million for the same period of 2010, resulting in an increase of $1.2 million. Amortization expense was $2.9 million for the six month period ended June 30, 2011, compared to $0.2 million for the same period of 2010, representing an increase of $2.6 million. These increases were primarily due to amortization related to intangible assets acquired through the Microtune acquisition. At June 30, 2011, we had approximately $30.8 million in net intangible assets acquired through the Microtune acquisition, which we will continue to amortize on a straight line basis through 2019.

Interest and Other Income

Interest and other income was $0.6 million for the three month period ended June 30, 2011, compared to $2.1 million for the same period of 2010. Interest and other income was $1.5 million for the six month period ended June 30, 2011, compared to $4.4 million for the same period of 2010. The decrease was primarily due to a lower investment balance compared to the prior year as a result of the Microtune acquisition and fluctuations in the value of the U.S. dollar in comparison to currencies in countries in which we operate.

Provision for Income Taxes

We recorded a tax provision of $0.6 million and $2.9 million for each of the three month periods ended June 30 2011 and 2010, respectfully. The tax provision for the six month periods ended June 30, 2011 and 2010 was $1.0 million and $5.6 million, respectively. The tax provisions for the three month and the six month periods ended June 30, 2011 reflect primarily the sum of the estimated tax expense in each of our profitable jurisdictions for the period adjusted for discrete items which are fully recognized in the period they occurred. Discrete items for the three month period ended June 30, 2011 were primarily expenses related to recording of the stock option exercises and the discrete items for the six month period ended June 30, 2011 were primarily benefits related to the conclusion of the income tax audit of the Company’s 2005 to 2008 income tax returns by the Israel Tax Authority. Additionally, there was a change in the US product mix, as a result of the Microtune acquisition, resulting in additional costs allocated to the US. The tax provision for three month and six month periods ended June 30, 2010 reflects the estimated annual tax rate applied to the year to date profit before tax for our profitable jurisdictions, adjusted for discrete items that are fully recognized in the period they occurred.

The income tax provision for these periods was affected by the geographic distribution of our worldwide earnings and losses, the impact of recording or removing the valuation allowance relating to deferred tax assets, non-deductible expenses such as ASC 718 Compensation-Stock Compensation, as well as the liabilities associated with unrecognized tax benefits. Our Israel based subsidiary is an “Approved Enterprise” under Israeli law, which provides a ten-year tax holiday for income attributable to a portion of our operations in Israel.

Liquidity and Capital Resources

At June 30, 2011, we had $59.3 million of cash and cash equivalents, and $182.2 million of short term investments. At June 30, 2011, we had $250.9 million of working capital.

Cash used in our operating activities was $21.0 million during the six month period ended June 30, 2011. While we recorded a net loss of $55.8 million, this loss included non-cash items such as amortization of intangible assets of $2.9 million, depreciation of $3.6 million, stock-based compensation expense of $7.2 million and deferred income taxes of $4.2 million. Cash flow from changes in assets and liabilities was primarily due to decreases in accounts receivable by $0.8 million, inventory by $6.6 million, prepaid expenses and other assets by $4.6 million and increase in accounts payable by $6.7 million. These changes were partially offset by a decrease in accrued expenses and other liabilities totaling $1.7 million.

Cash used in investing activities was $5.1 million during the six month period ended June 30, 2011. Investment purchases of $65.1 million and $2.5 million used for purchases of property and equipment were offset by proceeds from sales and maturities of investments of $62.5 million.

Cash provided by financing activities during the six month period ended June 30, 2011 was $4.4 million and consisted of proceeds from issuances of common stock through exercises of employee stock options and sale of stock under our employee stock purchase plan.

At June 30, 2010, we had $74.4 million of cash and cash equivalents, and $304.8 million of short term investments. At June 30, 2010, we had $390.1 million of working capital.

Our operating activities generated cash of $0.6 million during the six month period ended June 30, 2010. While we recorded a net loss of $10.6 million, this loss included non-cash items such as amortization of intangible assets of $0.2 million, depreciation of $3.1 million, stock-based compensation expense of $4.6 million and deferred income taxes of $5.5 million. Cash decrease in assets and liabilities was primarily due to increases in accounts receivable by $7.3 million due to the timing of shipments, inventory by $9.0 million to meet an increase in demand for the future quarter and prepaid expenses, other current assets and other assets by $1.9 million due to the timing of payments made. These changes were partially offset by an increase in accounts payable, accrued expenses and other liabilities totaling $16.5 million due to timing of payments.

Cash provided by investing activities was $1.1 million during the six month period ended June 30, 2010. Proceeds from sales and maturities of investments of $113.2 million were offset by purchases of $109.3 million and $2.9 million used for purchases of property and equipment.

Cash used in financing activities was $16.7 million during the six month period ended June 30, 2010. Cash used to repurchase common stock of $20.1 million under our Stock Repurchase Program was offset by $3.3 million in proceeds from issuances of common stock through sale of stock under our employee stock purchase plan.

At June 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to the type of financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We believe that our current balances of cash, cash equivalents and short-term investments, and anticipated cash flows from operations, will satisfy our anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, our future capital requirements may vary materially from those now planned and will depend on many factors including, but not limited to:

•	the levels at which we maintain inventories and accounts receivable;

•	the market acceptance of our products;

•	whether our merger with CSR is consummated;

acquisitions of businesses, products or technologies;

•	the levels of promotion and advertising required to launch our new products or to enter markets and attain a competitive position in the marketplace;

•	our business, product, capital expenditure and research and development plans and technology roadmap;

•	volume pricing concessions;

•	capital improvements;

•	technological advances;

•	the response of competitors to our products; and

•	our relationships with suppliers and customers.

If our planned merger with CSR is not consummated, we may incur significant incremental expenditures to run the company on a stand-alone basis. In addition, we may require an increase in the level of working capital to accommodate planned growth, hiring and infrastructure needs.

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

Contractual Obligations

The following is a summary of fixed payments related to certain contractual obligations as of June 30, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases commitments (1)	$39,420	$7,841	$13,176	$12,352	$6,051
Purchase commitments (2)	38,069	38,069	—	—	—
Other long-term liabilities	39,793	—	16,618	1,023	22,152

Total	$117,282	$45,910	$29,794	$13,375	$28,203

(1)	We lease many of our office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2011 through fiscal year 2022.
(2)	Our contracts with our suppliers generally require us to provide purchase order commitments that are generally binding and cannot be canceled.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Due mainly to the short-term nature of the major portion of our investment portfolio, the fair value of our investment portfolio or related income would not be significantly impacted by either a 10% increase or decrease in interest rates. Actual future gains and losses associated with our investments may differ from the sensitivity analyses performed as of June 30, 2011 due to the inherent limitations associated with predicting the changes in the timing and level of interest rates and our actual exposures and positions.

Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations. We recorded an exchange loss of $0.3 million and an exchange gain of $56,000 for the three month periods ended June 30, 2011 and 2010, respectively. We recorded an exchange loss of $0.5 million and $0.2 million for the six month periods ended June 30, 2011 and 2010, respectively. These fluctuations were primarily due to foreign currency remeasurement as a result of changes in the value of the US dollar in comparison to currencies in countries in which we operate.

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

Changes to Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to the discussion in Part I, Item 1, Note 13.

Item 1A.	Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below. The following risk factors update and supersede in their entirety the risk factors set forth in our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

Our annual revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our common stock

Our historical operating results have varied significantly from period to period due to a number of factors, including:

•	fluctuation in demand for our products including reduced demand resulting from the current global economic slowdown and general decline in business conditions;

•	whether our customers choose our products over those of our competitors for existing or new products and applications;

•	our customers’ success in selling their products in their markets;

•	competitive pricing pressures;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the timing or cancellation of large customer orders;

•	changes in the mix of products sold;

•	our ability to identify new markets and develop products that are accepted by our customers in these markets;

•	the level of market acceptance of new and enhanced versions of our products and our customers’ products;

•	increased competition in product lines;

•	the length and variability of the sales cycle for our products;

•	price changes by our competitors and suppliers;

•	the cyclical nature of the semiconductor industry;

•	the availability of development funding;

•	seasonality in demand for our products since revenues in the second half of the calendar year have historically been higher than the first half; and

•	the evolving and unpredictable nature of the markets for products incorporating our integrated circuits and embedded software.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	the impact of the recent earthquake and related nuclear accident in Japan;

•	the loss or gain of important customers;

•	failure to anticipate changing customer product requirements;

•	the cost and availability of adequate foundry capacity;

•	fluctuations in manufacturing yields;

•	changes in or the emergence of new industry standards;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	economic conditions generally or in various geographic areas where we or our customers do business;

•	a downturn in the markets for our customers’ products, particularly the consumer electronics market;

•	general financial instability as a result of credit and equity market fluctuations and lack of credit availability for our customers and suppliers;

•	other conditions affecting the timing or size of customer orders;

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

A number of companies that maintain facilities in Japan provide our suppliers or customers with materials and components. Even if these companies’ facilities are not located near the epicenter of the March 2011 Tohoku earthquake, they may continue to be affected by the consequences of the natural disaster and related nuclear accident at the Fukushima I nuclear power plant, which have included rolling blackouts, decreased access to materials and components and transportation interruptions. Some materials or components may be single-sourced from facilities in the areas affected by the natural disaster or related nuclear accident. Some of our customers have experienced shortages of materials and components required for the manufacturing of their products into which ours are incorporated, which has reduced these customers orders of our products. These conditions may continue to persist, which may harm our business. We have also experienced delays and cancellation of orders from our customers, as well as conservative ordering patterns. If this situation persists, our business may continue to be harmed. In addition, certain of our customer have been unable to obtain adequate supplies of materials or components needed for the manufacture of their products that incorporate our chips, which has harmed, and may continue to harm, our sales and operating result. Our business could also be harmed if the operations of our customers or suppliers are otherwise disrupted by the natural disaster and related nuclear accident in Japan, or if consumer demand weakens in Japan due to the disaster and related accident. These factors could harm our revenue and results of operations.

Our customers’ sales fluctuate due to product cycles and seasonality.

Because the markets that our customers serve are characterized by numerous new product introductions and rapid product enhancements and obsolescence, our operating results may vary significantly from quarter to quarter. During the final production of a mature product, our customers typically exhaust their existing inventories of our products. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers’ mature products and replacement products. A delay in a customer’s transition to commercial production of a replacement product would delay our ability to recover the lost sales from the discontinuation of the related mature product. Our customers also experience significant seasonality in the sales of their consumer products, which affects their orders of our products. Typically, the second half of the calendar year represents a disproportionate percentage of sales for our customers due to the holiday shopping period for consumer electronics products and, therefore, a disproportionate percentage of our sales. However, due to our and our customers’ loss of market share in the DTV market, our revenues for the second half of 2010 were lower than the first half of 2010. Any further loss of market share by us or our customers could further harm our sales and results of operations in fiscal 2011 and future periods.

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

Our largest customers account for a substantial percentage of our revenues. For the three month period ended June 30, 2011, one customer accounted for 11% of our total revenue. For the six month period ended June 30, 2011, two customers accounted for 12% and 10% of our total revenues while sales to our ten largest customers accounted for 63% of our total revenues. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. For example, in 2011, Cisco announced that they were discontinuing their Flip video camera product line which will impact our revenues for the remainder of 2011. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. As of June 30, 2011, three customers accounted for approximately 14%, 13% and 13% of our net accounts receivable balance, respectively.

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

We generally do not enter into long-term purchase contracts with our customers, and we cannot be certain as to future order levels from our customers. Customers generally purchase our products pursuant to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders, the timing of such orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products. Even when we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. Termination or reduction in orders by one of our major customers, or the shift of an order from one period to another, would harm our financial results.

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

Average selling prices for our products typically decline over relatively short time periods, while many of our manufacturing costs are fixed. When our average selling prices decline, our revenues decline unless we are able to sell more units and our gross margins decline unless we are able to reduce our manufacturing costs by a commensurate amount. In addition, we must continue to introduce new products with high average selling prices to compensate for our older products that may have declining average selling prices. Our operating results suffer when gross margins decline. We have experienced these problems, and we expect to continue to experience them in the future, although we cannot predict when they may occur or how severe they will be – for example, we experienced significant declines in average selling prices during the first six months of 2011 compared to the prior year.

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

Our success depends on our ability to adapt to changes in technologies and develop and sell new products in rapidly changing markets. We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

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

To remain competitive, we will need to continue to progressively transition our semiconductor and system-on-chip products to increasingly smaller line-width geometries. This transition will require modifications to the design and manufacturing processes of some products as well as standard cells and other integrated circuit designs that may be used in multiple products. This may result in delays in product deliveries, increased expenses or reduced manufacturing yields, all of which could materially adversely impact our results of operations. Our ability to adopt and anticipate future standards and the rate of adoption and acceptance of these standards into its products will be significant factors in maintaining or improving our competitive position and prospects for growth. Failure to transition to smaller geometries, particularly in the development of system-on-chip solutions, could harm our competitive position and is likely to materially and adversely affect our business and results of operations.

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

Some of our principal competitors maintain their own semiconductor foundries and may benefit from capacity, cost and technical advantages. Our principal competitors in the integrated audio and video devices for multimedia player applications include MediaTek and Sunplus Technology Co. Ltd. In the digital camera market, our principal competitors are in-house solutions developed and used by major Japanese OEMs, as well as products sold by Ambarella, Fujitsu, Novatech, SunPlus Inc. and Texas Instruments, Inc. In the market for multimedia acceleration for mobile phones, our principal competitors include Broadcom Corp., CoreLogic, MtekVision Co.Ltd., nVidia and Telechips Inc. Our principal competitors for digital semiconductor devices in the digital television market include Broadcom Corp., M-Star, MediaTek, ST Microelectronics and Trident Microsystems, Inc. Competitors in the printer and multi-function peripheral space include Adobe, Conexant Systems, Inc., Global Graphics, Marvell Semiconductor, Inc. and in-house captive suppliers.

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

We do not have long-term supply contracts with any of our suppliers, including our principal supplier, Taiwan Semiconductor Manufacturing Company Ltd. (“TSMC”), and our principal assembly houses. Therefore, TSMC and our other suppliers are not obligated to manufacture products for us for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

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

We are subject to a variety of risks inherent in doing business internationally, including:

•	operating in countries where we have limited or no experience, and limited personnel and other resources;

•	operating in countries where our competitors are based and may have advantages in marketing their products;

•	unexpected changes in regulatory requirements;

•	fluctuations in exchange rates;

•	political and economic instability;

•	violent conflicts or other crises;

•	earthquakes, floods and health epidemics;

•	imposition of tariffs and other barriers and restrictions;

•	the burdens of complying with a variety of foreign laws; and

•	health risks in a particular region.

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

We also maintain offices in France, Germany, India, Japan, Korea, the Philippines, Taiwan and the United Kingdom, and our operations are subject to the economic and political uncertainties affecting these countries as well.

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

The protection offered by patents is uncertain. For example, our competitors may be able to effectively design around our patents, or our patents may be challenged, invalidated or circumvented. Those competitors may also independently develop technologies that are substantially equivalent or superior to our technology and may obtain patents that restrict our business. Moreover, while we hold, or have applied for, patents relating to the design of our products, some of our products are based in part on standards promulgated by standards-making organizations, for which we do not hold patents or other intellectual property rights.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In the past and currently, we have been and are subject to claims and litigation regarding alleged infringement of other parties’ intellectual property rights, and we have been party to a number of patent-related lawsuits, both as plaintiff and defendant. In 2010 and 2009, we incurred $1.1 million and $11.8 million, respectively, in legal settlement costs. We are subject currently and could become subject in the future, to additional litigation, either to protect our intellectual property or as a result of allegations that we infringe others’ intellectual property rights or have breached our contractual obligations to others. Claims that our products infringe proprietary rights or that we have breached contractual obligations would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement or breach. Litigation against us, if successful, could subject us to significant liability for damages, restrict or prohibit the sale of our products or invalidate our proprietary rights. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and require significant management time and attention. Our costs and potential liability are increased to the extent we have to indemnify or otherwise defend our customers. Future intellectual property and breach of contract litigation could force us to do one or more of the following:

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

We may incur indemnity obligations under our contracts with customers.

We have agreed to indemnify some customers for costs and damages of intellectual property infringement in some circumstances. These agreements may subject us to significant indemnification claims by our customers or others. Indemnification claims may subject us to payment of attorneys’ fees and costs for our attorneys as well as for customers’ attorneys. In addition, we could be required to pay damages, exemplary damages, potentially substantial attorneys’ fees and court costs awarded against the customer and licensing or settlement costs. If an injunction is issued against the customer, we could be required to pay for alternatives for the customer which may or may not be available and customer’s losses resulting from the injunction. We could be required to redesign products at substantial cost, including increased operating cost and expenditure of our time and the time of management, and such redesigns may not be successful technically or in solving the underlying legal concerns. To the extent we dispute a customer’s right to indemnification, such dispute may harm our goodwill and reputation with the customer and may harm the possibility of future business from the customer. In some instances, a customer may demand discounts or refuse to pay outstanding invoices in light of the customer’s indemnification demands. We have received and will continue to receive indemnification requests from customers that are involved in intellectual property litigation implicating, directly or indirectly, our products.

In some instances, our products are designed for use in devices used by potentially millions of consumers, such as set-top boxes, digital televisions, mobile telephones and digital cameras. Because of the widespread consumer uses of devices using our products, we could be subject to considerable exposure should an infringement claim occur against us or our customers.

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

A portion of the cost of our operations, relating mainly to our personnel and facilities is incurred in Chinese Renmibi, Israeli New Shekels and other currencies other than United States dollars. As a result, we bear the risk that the rate of inflation in relevant countries or the decline in value of the United States dollar compared to those foreign currencies will increase our costs as expressed in United States dollars. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions designed to decrease the risk of financial exposure from fluctuations in the exchange rate of the United States dollar against foreign currencies. These measures may not adequately protect us from the impact of inflation or currency fluctuation on our non-dollar denominated.

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

Our future net income and cash flow will be affected by our ability to apply our net operating loss (“NOLs”) carry-forwards, against taxable income in future periods. Our NOLs totaled approximately $338.0 million for federal, $72.6 million for state and $183.9 million for foreign tax reporting purposes as of December 31, 2010. The Internal Revenue Code contains a number of provisions that limit the use of NOLs under certain circumstances. Changes in federal, state or foreign tax laws may further limit our ability to utilize our NOLs. Any further limitation on our ability to utilize these respective NOLs could harm our financial condition.

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

At June 30, 2011, we had $241.5 million in cash, cash equivalents and short-term investments. We invest our cash in a variety of financial instruments, consisting principally of investments in certificate of deposits insured by Federal Deposit Insurance Corporation (“FDIC”), commercial paper, money market funds and highly liquid debt securities of corporations, municipalities and the United States government and its agencies. These investments are denominated in U.S. dollars.

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

In late 2010, an activist stockholder group, the Ramius Group, (now known as Starboard Value LP), sought a change in control of us by removing, without cause, six of the seven current members of our Board of Directors and filling the vacancies with a slate of individuals selected by Starboard. Starboard commenced a consent solicitation, and on March 3, 2011 delivered consents by stockholders owning more than 50% of our outstanding shares to remove directors Uzia Galil, James D. Meindl and Philip M. Young, and to elect Starboard nominees Jon S. Castor, Dale Fuller and Jeffrey C. Smith. Starboard has also nominated its slate of individuals for election to replace our Board of Directors at the 2011 annual stockholders’ meeting. Our business could be materially harmed by Starboard’s actions because:

•

responding to consent solicitations and proxy contests and other actions by activist stockholders is costly and time-consuming, and may disrupt our operations and divert the attention of management and our employees;

•

the uncertainty and negative publicity resulting from the activities of Starboard could make it more difficult for us to complete the CSR merger and can harm our ability to attract new employees, or retain current employees, and attract and retain customers, suppliers and business partners;

•

if individuals, including the Starboard nominees mentioned above, are elected to our Board of Directors and they have a specific agenda, it may harm our ability to effectively and timely implement our strategic plan, which could in turn harm our results of operation and financial condition.

These actions, and future announcements related to current or future actions by Starboard or other activist stockholders, could also cause our stock price to fluctuate.

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

Changes to the terms of our proposed merger with CSR, as well as market perceptions of such changes or the likelihood of other changes to the terms and the deliberations of our Board of Directors regarding the proposed merger, may cause the price of our stock to fluctuate.

On June 17, 2011, CSR and we announced that, since our proposed merger with CSR was originally announced on February 20, 2011, several developments had impacted our near-term outlook, including the earthquake and tsunami in Japan and the announcement by Cisco that it will exit its Flip digital video camera product line, that these and other events negatively impacted our expectations for our second quarter financial results, and that accordingly CSR and we had entered into an amended and restated merger agreement that provides for revised terms for the proposed merger. Our stock price fluctuated significantly before and after the June 17, 2011 announcement, and perceptions in the market of the likelihood of the merger closing or other changes to the terms of the merger could cause our stock price to fluctuate or decline.

Three of our directors voted against approving the amended merger agreement and one of these directors, Jeff Smith, is a principal at Starboard, which is one of our largest stockholders. Stockholder perception of whether Starboard will vote against the amended merger agreement, thus making it more difficult to obtain the approval of our stockholders, could cause our stock price to fluctuate or decline.

Our proposed merger with CSR is subject to a number of conditions that must be satisfied prior to the closing of the merger. If we are unable to satisfy these conditions, the merger may not occur. Should the merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be harmed. During the pendency of the merger our business may be harmed and our stock price may be subject to significant fluctuations.

Our amended merger agreement with CSR contains a number of conditions that must be satisfied before the closing of the merger can occur, including the approval of our stockholders and those of CSR. If one or more of these conditions is not satisfied, and as a result, we do not complete the merger, or in the event the proposed merger is not completed or delayed for any other reason, our business may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed merger may require substantial commitments of their time and resources;

•	benefits that we expect to realize from the merger, such as the potentially enhanced strategic position of the combined company, would not be realized;

•	we may lose key employees;

•

our relationships with customers, partners and vendors may be harmed as a result of the merger as well as uncertainties with regard to the combined company’s plans with respect to our product lines, employees and business;

•	certain costs related to the proposed merger, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed merger is completed;

•	under certain circumstances, if the proposed merger is not completed we may be required to pay a termination, or break-up, fee of up to $12.7 million to CSR; and

•	the market price of our common stock may decline if investors believe that the merger may not be completed.

Our stock price may also fluctuate significantly based on announcements by CSR, Starboard, other third-parties or us regarding the proposed merger and/or Starboard’s proposal to elect its slate to our Board of Directors, or based on market perceptions of the likelihood of us or CSR obtaining stockholder approval of the merger. Such announcements may lead to perceptions in the market that the merger may not be completed, which could cause our stock price to fluctuate or decline.

The amended merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, and it restricts us, without CSR’s prior written consent, from taking certain specified actions until the merger is completed or the amended merger agreement is terminated. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with CSR that could be favorable to us and our stockholders. Further, we risk losing key employees due to the uncertainty posed by the proposed merger and the Starboard board slate nomination. Efforts are needed by our employees to ensure that during the pendency of the proposed merger we continue to execute on our business plan and strategy, including research and development work on new products; sales and marketing efforts relating to current marketed products, as well as the launch of new products; and management of relationships with important customers, suppliers and other stakeholders to avoid disruption in our business. Moreover, our customers, suppliers and vendors could reduce or eliminate their business with us due to the merger, which could harm our business, particularly if the merger is not completed.

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

In certain instances, the amended merger agreement requires us to pay a termination fee to CSR. This potential payment could affect the decisions of a third party considering making an alternative acquisition proposal to the merger.

Under the terms of the amended merger agreement, we will be required to pay to CSR a termination fee of $8.6 million if the amended merger agreement is terminated under certain circumstances. In addition, if we terminate the amended merger agreement prior to obtaining the approval of our stockholders to enter into a contract providing for a superior proposal in which all the consideration payable to our stockholders or Zoran is cash, we must pay CSR a termination fee of $12.7 million. These potential payments, as well as related provisions of the amended merger agreement regulating our conduct in connection with alternative acquisition proposals, could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or could deter a third party from making a competing acquisition proposal. In addition, if we were required to pay CSR a termination fee, our business, financial condition, results of operations and cash flows would be harmed.

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

For more information on each of the above risk factors related to the merger, stockholders are encouraged to review the merger agreement, which was an exhibit to the Current Report on Form 8-K that we filed with the SEC on June 21, 2011.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated significantly since our initial public offering in 1995. Between January 1, 2011 and June 30, 2011, the sale prices of our common stock, as reported on the Nasdaq Global Select Market, ranged from a low of $7.20 to a high of $11.22. The market price of our common stock may be subject to significant fluctuations in the future in response to a variety of factors, including:

•	announced or rumors regarding our ability to complete our sale to CSR

•	announcements concerning our business or that of our competitors or customers;

•	annual and quarterly variations in our operating results;

•	failure to meet our guidance or analyst estimates;

•	changes in analysts’ revenue or earnings estimates;

•	dissident stockholder actions, including Starboard;

•	announcements of technological innovations by our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	loss of key personnel;

•	allegations that our intellectual property infringes that of others or adverse rulings in intellectual property or other litigation;

•	declining conditions in the semiconductor industry; and

•	developments in the financial markets.

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

ZORAN CORPORATION

Dated: August 5, 2011	/s/ Karl Schneider
Karl Schneider Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number		Incorporated by Reference
	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-K	000-27246	3.1	2/26/2009

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-27246	N/A	3/09/2011

4.1	Form of Stock Certificate	10-K	000-27246	4.1	4/20/2007

10.1	Amended and Restated Agreement and Plan of Merger, dated as of June 16, 2011, by and among CSR plc, Zeiss Merger Sub, Inc. and Zoran Corporation	8-K	000-27246	2.1	6/21/2011

10.4	First amendment to executive retention and severance plan	8-K	000-27246	10.1	1/05/2011

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document